Form 10KSB40
period 2000-12-31
MISSION COMMUNITY BANCORP
filed 2001-04-02
CIK 1129920

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Year ended DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                        Commission file number 333-12892

                            MISSION COMMUNITY BANCORP
                            -------------------------
             (Exact name of registrant as specified in its charter)

 STATE OF CALIFORNIA                          77-0559736
--------------------                          ----------
(State or other jurisdiction of               (I.R.S. Identification No.)
employee incorporation or organization)

 581 HIGUERA ST., SAN LUIS OBISPO,
CALIFORNIA  93401                             (805) 782-5000
----------------------------------            --------------
(Address of principal                         Registrant's telephone
executive offices) (Zip Code)                 number, including area code


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]1

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Registrant's revenue for this year ended December 31, 2000 was $5,100,994. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2001 was $4,341,422. As of March 1, 2001, the Registrant had 630,066 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No[X]


-----------------
1 Prior to December 18, 2000, Mission Community Bancorp's subsidiary, Mission Community Bank, N.A., filed reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 with the Comptroller of the Currency. On December 18, 2000, Mission Community Bancorp filed an 8-K Report with the Commission reporting that it had acquired Mission Community Bank, N.A. in a holding company formation transaction and that it would thereafter file reports with the Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

                                TABLE OF CONTENTS


PART I.......................................................................................................3

     ITEM 1.      DESCRIPTION OF BUSINESS....................................................................3

     ITEM 2.      DESCRIPTION OF PROPERTIES.................................................................12

     ITEM 3.      LEGAL PROCEEDINGS.........................................................................13

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................13

PART II.....................................................................................................13

     ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................13

     ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....15

     ITEM 7.      FINANCIAL STATEMENTS......................................................................28

     ITEM 8.      CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................51



PART III....................................................................................................51

     ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITG SECTUB 16(a) OF THE EXCHANGE ACT.........................51

     ITEM 10.     EXECUTIVE COMPENSATION....................................................................52

     ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................53

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................55

     ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K..........................................................56


                                      NOTE

Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "intends", "expects", and words of similar import, constitute "forward-looking statements" within the meaning of section 27a of the Securities Act of 1933 and section 21e of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions in those areas in which the company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the company's business, and other factors referenced in this Report, including in "Item 1. Description of Business - Factors That May Affect Future Results Of Operations." The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS

GENERAL

Mission Community Bancorp (the "Company") is a California corporation organized in September, 2000 to act as the bank holding company for Mission Community Bank (the "Bank"). In December, 2000, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction. Shareholders of the Bank received one share of the common stock of the Company for each share of Bank common stock. The transaction was accounted for on a basis similar to the pooling of interest method and was structured to be tax free to the shareholders. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Company's principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

THE BANK

The Bank, a national banking association, opened its Main Office and commenced operations on December 18, 1997 at 581 Higuera Street, San Luis Obispo, California 93401. The Bank is authorized to engage in the general commercial banking business and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law. At December 31, 2000, the Company had approximately $62.9 million in assets, $42.6 million in net loans, $54.2 million in deposits, and $5.7 million in stockholders' equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank established a wholly-owned subsidiary community development corporation, Mission Community Development Corporation ("MCDC"), and an affiliate not-for-profit, Mission Community Services Corporation ("MCSC").

Mission Community Development Corporation is a "for-profit" CDC, which provides financing for small businesses and low- and moderate-income area development and/or affordable housing projects. Its purpose is to benefit small business and low- and moderate-income areas/residents. The board of directors of MCDC consists of four members of the Board of Directors of the Bank and three outside members who are actively involved in supporting community affairs and activities.

Mission Community Services Corporation is a "not-for-profit" public charitable corporation under the internal Revenue Section Code 501 (c)(3). This company's primary focus is to provide technical support, services and accessibility to funding sources, which require non-profit status to qualify for granting purposes. The Board of Directors of MCSC consists of both Bank and Mission Community Development Corporation board members.

Mission Community Bank and its subsidiary Mission Community Development Corporation and its affiliate Mission Community Services Corporation, form an organizational vehicle intended to provide economic revitalization and community development to the Central Coast of California.

The Bank's Mission Statement commits to:

"...THE DEVELOPMENT OF HIGH QUALITY, COMMUNITY DIRECTED BUSINESS BANKING SERVICES AND THE FOSTERING AND NURTURING OF SMALL BUSINESS GROWTH. WE WILL BE INNOVATIVE IN THE DEVELOPMENT AND CREATION OF JOBS AND INDIVIDUAL WEALTH AS A FACILITATOR FOR THE UTILIZATION AND EMPLOYMENT OF PARTNERSHIP RESOURCES WITHIN OUR MARKETPLACE."

The Department of Treasury, Community Development Institution Fund (CDFI), has certified the Company and the Bank as "community development financial institutions." This provides Community Reinvestment Act (CRA) credit to institutional depositors and investors. Related to its status as a "community development financial institution," the Company completed the private placement of $1,000,000 in common and preferred stock during December 2000 to two institutional investors. See "Item 5. Market for Common Equity and Related Stockholder Matters - Issuance of Preferred Stock."

BANKING SERVICES

The Bank offers a wide variety of deposit, loan and other financial services to small businesses, entrepreneurs and their employees and families. Its key strengths are customer service, an experienced management team familiar with the community through the Bank's involvement in various community lending and development projects, together with its wholly-owned subsidiary, Mission Community Development Corporation.

The Bank's primary service area consists of San Luis Obispo County, which lies centrally within the State of California along the Pacific Ocean. The Bank operates out of its Main Office in the city of San Luis Obispo, its branch in Paso Robles, and a loan production office in Arroyo Grande The Bank offers products and services to Customers located throughout San Luis Obispo County. The city of San Luis Obispo is located in the central west portion of San Luis Obispo County. The South County includes the cities of Pismo Beach, Arroyo Grande, Grover Beach, and unincorporated areas of Oceano and Nipomo and is often referred to as the "Five Cities" area. The "North County" includes the cities of Paso Robles, Atascadero, Templeton and Santa Margarita. "The Coast" includes Los Osos, Morro Bay, Cayucos, Cambria and San Simeon. The Bank offers services to companies and individuals located in the southern and northern portions of the county through the use of ATMs and courier services.

The Bank offers checking and savings accounts, money market accounts and time certificates of deposits; offers commercial, agribusiness, government guaranteed, real estate, automobile and other installment and term loans and leases; issues drafts, sells travelers' checks and provides other customary banking services. Although the Bank does not operate a trust department, it makes trust services available through correspondent institutions. The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.

The Bank's operating policy since its inception has emphasized small business, commercial and retail banking. Most of the Bank's customers are retail customers, farmers and small to medium-sized businesses. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial and agricultural loans, (ii) installment loans, (iii) construction loans, and (iv) other real estate loans or commercial loans secured by real estate. As of December 31, 2000, these four categories accounted for approximately 39.6%, 7.2%, 7.6% and 45.5% respectively, of the Bank's gross loan portfolio. As of December 31, 2000, $22.9 million or 53.2% of the Bank's $43.1 million in gross loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development.

Most of the Bank's deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2000, the Bank had approximately 2,504 deposit accounts consisting of non-interest bearing (demand), interest-bearing demand and money market accounts with balances totaling $10.7 million for an average balance per account of approximately $7,933; 845 savings accounts with balances totaling $27.5 million for an average balance per account of approximately $32,487; and 315 time certificate of deposit accounts with balances totaling $16.1 million, for an average balance per account of approximately $50,997.

The principal sources of the Bank's revenues are (i) interest and fees on loans,
(ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) interest on federal funds sold (funds loaned on short-term basis to other banks) and (v) gain on sale of loans. For the year ended December 31, 2000, these sources comprised 69.9%, 13.0%, 7.9%, 1.8% and 5.2%, respectively, of the Bank's total operating income.

The Bank has not engaged in any material research activities relating to the development of new services or the improvement of existing services.

There has been no significant change in the types of services offered by the Bank since its inception, except in connection with new types of accounts allowed by statute or regulation in recent years. The Bank has no present plans to enter any new line of business that would require the investment of a material amount of total assets.

Most of the Bank's business originates from San Luis Obispo County, and there is no emphasis on foreign sources and application of funds. The Bank's business, based upon performance to date, does not appear to be seasonal. A material portion of the Bank's loans is not concentrated within a single industry or group of related industries, nor is the Bank dependent upon a single customer or group of related customers for a material portion of its deposits. Management of the Bank is unaware of any material effect upon the Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

EMPLOYEES

As of March 1, 2001, the Bank had a total of 35 employees, of which 34 were full-time employees. The management of the Bank believes that its employee relations are satisfactory. The Company has no salaried employees; the Company's officers all hold similar positions at the Bank and receive compensation from the Bank.

COMPETITION

The banking and financial services business in California generally, and in the Bank's market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank's business is concentrated in San Luis Obispo County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services, that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank's legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its lending limits. As of December 31, 2000, the Bank's legal lending limits to a single borrower and such borrower's related parties were $596,800 on an unsecured basis and $895,200 on a fully secured basis, based on regulatory capital plus reserves of $5,968,000.

Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits. Commercial banks also compete for loans with savings and loan associations, credit unions, consumer finance companies, mortgage companies and other lending institutions.





EFFECT OF GOVERNMENT POLICIES AND RECENT LEGISLATION

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank's portfolio comprise the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. See "Financial Services Modernization Act."

SUPERVISION AND REGULATION

         GENERAL

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

         THE COMPANY

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

The Company is required to obtain the approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, the Company would own or control more than 5% of the voting shares of such bank. Prior approval of the Federal Reserve Board is also required for the merger or consolidation of the Company and another bank holding company.

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See discussion under "Financial Modernization Act" below for additional information.

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control or the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

Under the Federal Reserve Board's regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

The Company is subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and files reports pursuant to such Act with the Securities and Exchange Commission.

         THE BANK

The Bank is chartered under the laws of the United States and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of Currency ("OCC"). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank's business and condition.

Various requirements and restrictions under the laws of the United States and of California affect the operations of the Bank. Federal statutes relate to many aspects of the Bank's operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices. Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to such regulatory agency. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which would result in a revocation of the bank's charter.

         CAPITAL STANDARDS

The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank and the Company, compared to its minimum regulatory capital requirements as of December 31, 2000:


                                           December 31, 2000

                                 Company         Bank        Minimum Capital
                                  Actual        Actual        Requirements
                                 -------        ------       ---------------
  LEVERAGE RATIO                   9. 5%          8.4%              4%
  TIER 1 RISK-BASED RATIO         10. 8%         10.4%              4%
  TOTAL RISK-BASED RATIO          11. 8%         11.1%              8%


Under applicable regulatory guidelines, the Bank was considered "Well Capitalized" at December 31, 2000. Under existing regulations of the Federal Reserve Board, the capital ratios of the bank holding company with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

         PROMPT CORRECTIVE ACTION AND OTHER ENFORCEMENT MECHANISMS

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios described above. An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

         SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

     -    conduct periodic asset-quality reviews to identify problem assets;

     - estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

     -    compare problem asset totals to capital;

     -    take appropriate corrective action to resolve problem assets;

     - consider the size and potential risks of material asset concentrations; and

     - provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

         PREMIUMS FOR DEPOSIT INSURANCE

Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the third quarter of 2000 at approximately $.021 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

         FINANCIAL SERVICES MODERNIZATION LEGISLATION

GENERAL. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The law also:

     - broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

     - provides an enhanced framework for protecting the privacy of consumer information;

     - adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     - modifies the laws governing the implementation of the Community Reinvestment Act; and

     - addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on their operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

FINANCIAL HOLDING COMPANIES. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. The Company has not yet elected to become a financial holding company.

"Financial in nature" activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company's depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. In December, 2000 the Federal Reserve Board approved an interim rule defining the three categories of activities financial in nature or incidental to a financial activity:

     - lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

     - providing any device or other instrumentality for transferring money or other financial assets; or

     - arranging, effecting or facilitating financial transactions for the account of third parties.

The interim rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve Board find that a particular activity falls within one of these three categories. For example, the Federal Reserve Board has recently issued a proposed rule that would grant financial holding companies the right to act as real estate brokers and managers.

A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

PRIVACY. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

     - initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

     -    annual notices of their privacy policies to current customers; and

     - a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company's financial condition or results of operations.

CONSUMER PROTECTION RULES--SALE OF INSURANCE. In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule is effective on April 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

     - is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

     - is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

     -    has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

SAFEGUARDING CONFIDENTIAL CUSTOMER INFORMATION. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

     -    identify and assess the risks that may threaten customer information;

     - develop a written plan containing policies and procedures to manage and control these risks;

     -    implement and test the plan; and

     - adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines are effective July 1, 2001.

         COMMUNITY REINVESTMENT ACT

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of "outstanding." "satisfactory," "needs to improve" or "substantial noncompliance." At its last examination by the OCC, the Bank received a CRA rating of "Satisfactory."

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other information contained in this Report, the following risks may affect the Company. If any of these risks occur, the Company's business, financial condition or operating results could be adversely affected.

DEPENDENCE ON REAL ESTATE. A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2000, real estate served as the principal source of collateral with respect to approximately 53.2 percent of the Bank's loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company's financial condition and results of operations in general and the market value of the Company's common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company's financial condition.

INTEREST RATE CHANGES. The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank's current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank's interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. The Bank's analysis indicates that the decreases in the target federal funds rate announced by the Federal Reserve Board in January will likely result in a drop of 10 to 15 basis points in the Bank's interest rate spread. If interest rates continue to decline, competitive pressure and other factors may prevent the Bank from making proportionate decreases in the interest rates its pays on deposits, especially MMDA and NOW accounts, resulting in a larger decrease in the interest rate spread. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the Company's and the Bank's business, financial condition and results of operations.

COMPETITION. Competition may adversely affect the Bank's performance. The financial services business in the Bank's market area is highly competitive, and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and in making loans. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides. Increasing levels of competition in the banking and financial services businesses may reduce the Bank's market share or cause the prices it charges for its services to fall. The Company's results may differ in future periods depending on the nature or level of competition.

REGULATION. The Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time to impose significant new limitations, possibly causing the Company's results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions for the Bank.

BORROWERS' FAILURE TO PERFORM. A significant number of the Bank's borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for the Company. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the Company's results of operations.

ITEM 2.    DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California 93401, where the Bank's main office is located. The property, consisting of approximately 21,850 sq. ft., was purchased from an unaffiliated third party for $976,449. The Bank purchased and installed the modular facility being utilized as the banking facility for a total of $250,846, plus improvements of $466,209. On August 8, 1998, the Bank opened a loan production office at 1226 Park Street, Paso Robles, California 93446. This office became a full service branch in April, 1999. The Bank leases approximately 3,000 sq. ft. at $1,925 per month. The term of the lease is five years, and the Bank has an option to renew the lease for two additional five-year periods. On April 16, 2000 the Bank opened an administrative office at 560 Higuera Street, San Luis Obispo, California 93401. The Bank leases approximately 1,125 sq. ft. at $1,406 per month. The term of the lease is two years. On December 15, 2000, the Bank opened a loan production office at 154 West Branch Street, Arroyo Grande, California 93420. The Bank leases approximately 2,000 sq. ft. at $2,392 per month, plus common area operating expenses. The term of the lease is five years, and the Bank has an option to renew the lease for two additional sixty-month periods.

For the years ended December 31, 1999 and 2000, the total occupancy cost was $118,550 and $132,880, respectively. In the opinion of management, the premises are adequate for the Company's purposes and the Company has sufficient insurance to cover its interest in the premises.

ITEM 3.           LEGAL PROCEEDINGS

The Company and the Bank are, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company's or the Bank's business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company or the Bank to which any director, officer, affiliate of the Company or 5 % shareholder of the Company or the Bank, or any associate of any such director, officer, affiliate or 5% shareholder of the Company or Bank is a party, and none of the above persons has a material interest adverse to the Company or the Bank.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2000, the Bank submitted to its shareholders, at a special meeting called for the purpose, a proposal to establish the Company as a holding company for the Bank. 474,143 votes shares were voted for the proposal, and 750 against, with none abstaining. No other matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock has traded infrequently in the over-the-counter market under the symbol "MISS." The Company's Common Stock is not listed on any exchange or market. However, Pacific Crest Securities, Sutro & Co. and Wedbush Morgan Securities make a market in the Company's Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board.

The information in the following table indicates the high and low bid prices of the Company's Common Stock for each quarterly period during the last two years based upon information provided by Wedbush Morgan Securities. These prices do not include retail mark-ups, mark-downs or commission. All data for the periods before December 15, 2000, the date the Company became a holding company for the Bank, reflects trading in stock of the Bank rather than of the Company.

        QUARTER ENDED                 BID PRICES
        -------------           ---------------------
        1999                       LOW           HIGH
        ----                    ------         -------
        March 31                $ 7.00         $ 9.00
        June 30                   8.50           9.00
        September 30             8.125           9.00
        December 31              8.125           9.50

        2000
        ----
        March 31                $ 8.25         $ 8.50
        June 30                   7.75           8.50
        September 30              7.00           8.25
        December 31               7.50           8.00

HOLDERS

As of March 1, 2001, there were approximately 385 holders of the Company's Common Stock.

DIVIDENDS

The Company, and the Bank before the establishment of the Company, have followed a policy of retaining earnings to support asset growth. No cash dividends have been paid. Whether or not stock or cash dividends will be paid in the future by the

Company will be determined by the Board of Directors after consideration of various factors. The Company's profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company. Additionally, certain provisions of the preferred stock restrict the ability of the Company to pay cash dividends unless the required dividends on the preferred stock are also paid.

The Company is a legal entity separate and distinct from the Bank. The Company's shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the "Corporation Law"). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation's assets equal at least 1-1/4 times its liabilities, and (ii) the corporation's current assets equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation's interest expenses for such fiscal years, then the corporation's current assets must equal at least 1-1/4 times its current liabilities.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank's ability to pay a cash dividend to the Company. The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act. In general, dividends may not be paid from any of the Bank's capital. Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank's net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared. The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Under these provisions and considering minimum regulatory capital requirements, the bank was not eligible to pay dividends at December 31, 2000. Furthermore, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

Additionally, bank regulatory agencies have authority to prohibit banks from engaging in activities that, in their respective opinions, constitute unsafe and unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay.

ISSUANCE OF PREFERRED STOCK

On December 29, 2000, the Company issued 100,000 shares of preferred stock to the Community Development Financial Institutions Fund, a division of the U.S. Treasury Department ("CDFI"), for $500,000. Such shares of preferred stock were designated as "Series A Non-Voting Convertible Redeemable Preferred Stock" and have identical rights and privileges in every respect to Common Stock except that they are non-voting. The dividend rights attributable to the holders of "Non-Voting Convertible Redeemable Preferred Stock" are proportioned to those of the holders of the Common Stock based upon two for one conversion ratio set forth below; that is, the Non-Voting Convertible Redeemable Preferred Stock participates on a per share basis in any dividend declared on Common Stock at the rate of one-half of the per share common dividend, but are not entitled to any fixed rate of return (zero percent cumulative). This Non-Voting Convertible Redeemable Preferred Stock may be converted into Common Stock of the Company on a two-for-one exchange (and 50,000 shares if Common Stock shall be set aside and reserved by the Company for such purpose) at any time upon the request of a holder of such Non-Voting Convertible Redeemable Preferred Stock upon or after the transfer of Non-Voting Convertible Redeemable Preferred Stock by the initial holder thereof. In the event the Company is liquidated, for any reason, the holders of Non-Voting Convertible Redeemable Preferred Stock shall be entitled to a liquidation preference of Five Dollars ($5.00) per share before holders of Common Stock receive any distribution and after the holders of Common Stock receive Ten Dollars ($10.00) per share, any further distributions on Non-Voting Convertible Redeemable Preferred Stock and

Common Stock shall be at the ratio of One Dollar ($1.00) per share on the Non-Voting Convertible Redeemable Preferred Stock to Two Dollars ($2.00) per share for Common Stock. If the Common Stock is subdivided, combined or reclassified, the Non-Voting Convertible Redeemable Preferred Stock shall be subdivided, combined or reclassified on the same basis. The holders of the Non-Voting Convertible Redeemable Preferred Stock shall have no right to vote any such shares except as may be required by applicable law.

The Non-Voting Convertible Redeemable Preferred Stock shall be automatically redeemable, in whole or in part, at any time upon the request if the holder of such Non-Voting Convertible Redeemable Preferred Stock, in cash at the price of Five Dollars ($5.00) per share, without further action on the part of the Company, upon and after a finding by the CDFI or its successor that the Company is in default under any Community Development Financial Institutions Program Assistance Agreement for Technical Assistance Grants to and Equity Investments in Regulated Institutions, or any successor agreement, to which the Company is a party or by which it is bound.

The $500,000 in proceeds from the CDFI investments was included in the audited financial statement of the Bank for the year-ended December 31, 1999 because the CDFI grant approval had occurred during such year. When the proceeds from the sale of Non-Voting Convertible Redeemable Preferred Stock were received, $401,675 was invested as a capital contribution to the Bank with the remaining $98,325 used for expenses related to the transaction.

On December 29 2000, the Company issued 29,500 shares of Common Stock and 20,500 shares of preferred stock to National Community Investment Fund
(NCIF), a private sector community development investment trust for the distribution of community development funds at $10.00 per share for an aggregate of $500,000. Such shares of preferred stock were designated as "Series B Non-Voting Preferred Stock" and have rights and privileges similar to Common Stock except that they are non-voting. The dividend rights attributable to the holders of the Series B Non-Voting Preferred Stock are proportioned to those of the holders of the Common Stock; that is, the Series B Stock participates on a per share basis in any dividend declared on Common Stock, but such Stock is not entitled to any fixed rate of return (zero percent cumulative). The Series B Non-Voting Preferred Stock is not convertible or redeemable. If the Common Stock is subdivided, combined or reclassified, the Series B Non-Voting Preferred Stock shall be subdivided, combined or reclassified on the same basis.

In the event the Company is liquidated, for any reason, the holders of Series B Non-Voting Preferred Stock shall be entitled to a liquidation preference of Ten Dollars ($10.00) per share before holders of Common Stock receive any distribution but such liquidation preference is junior in right of payment to the liquidation preference for the Series A Non-Voting Convertible Redeemable Preferred Stock discussed above. Additionally, in the event of a so-called "change in control event" (including certain mergers, sales of assets or tender offers), holders of the Series B Non-Voting Preferred Stock shall be entitled to receive a payment in the same form of consideration and in the same amount as the per share price received, or deemed to be received, by the holders of the common stock of the Company in or as a result of the "change in control event."

When the proceeds from the sale of Series B Non-Voting Preferred Stock were received, $475,000 was invested as a capital contribution to the Bank with the remaining $25,000 used for expenses related to the transaction.

The sales of the Non-Voting Convertible Redeemable Preferred Stock and the Series B Non-Voting Preferred Stock were made in reliance on the exemption provided in Section 4(2) of the Securities Act of 1933.

The Company and the Bank anticipate that they will continue during 2001 and in subsequent years to seek investments from CDFI, NCIF and other institutions which invest in community development financial institutions in order to support the capital for community development investment purposes. Such investment may be in the form of common and/or preferred stock. The Company is authorized to issue an additional 369,934 shares of Common Stock and up to 879,500 shares of preferred stock without shareholder approval.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is selected consolidated financial data with respect to the Company's statement of financial position for the year ended December 31, 2000 and its statement of income for the year ended December 31, 2000. Bank statements for the year ended December 31, 1999 are included on a comparative basis. The information presented has been derived from the audited consolidated financial statements included in Item 7 of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto. The summary consolidated financial data with respect to the year ended December 31, 1998 for the Bank has been derived from the audited financial statements of the Company, which are not presented herein.

                                                          At or for the year ended December 31,
                                                          -------------------------------------
                  (Dollars in thousands)                  2000           1999            1998
                                                        --------       --------          ------
Summary of Operations
     Interest Income                                    $  4,433       $  2,458        $    911
     Interest Expense                                      2,169          1,064             380
                                                        --------       --------          ------
        Net Interest Income                                2,264          1,394             531
     Provision for Loan Losses                               393            155              72
                                                        --------       --------          ------
        Net Interest Income After Provision                1,871          1,239             459
     Noninterest Income                                      668            537             254
     Noninterest expense                                   2,307          1,804           1,524
                                                        --------       --------          ------
        Income Before Taxes                                  231            (29)           (811)
     Income Tax                                             (100)           (70)              -
                                                        --------       --------          ------
        Net Income                                      $    332       $     42        $   (811)
                                                        --------       --------          ------
                                                        --------       --------          ------
Per Share Data
     Net Income - Basic                                 $   0.51       $   0.07        $  (1.35)
     Net Income - Diluted                               $   0.51       $   0.07        $  (1.35)
     Actual Number of Shares Outstanding                 630,066        600,566         600,566
     Actual Weighted Average Number of Shares            650,826        614,245         600,566
Balance Sheet Data - At Period End
     Total Assets                                         62,929         47,825          22,961
     Total Loans                                          43,128         33,431          15,128
     Allowance for Loan Losses                               512            210              72
     Investment Securities                                13,805          5,228           2,000
     Total Deposits                                       54,171         40,411          18,454
     Total Shareholders' Equity                            5,724          4,771           4,435
Operating Ratios and Other Selected Data
     Return on Average Assets                               0.6%           0.1%           -5.4%
     Return on Average Equity                               6.8%           1.0%          -17.0%
     Operating Efficiency Ratio                            78.7%          93.5%          194.1%
     Net Interest Margin                                    4.6%           4.9%            4.4%
     Average Equity to Average Assets                       9.0%          13.1%           31.6%
Selected Asset Quality Ratios - At Period End
     Nonperforming Loans to Total Loans                     2.4%           0.0%            0.0%
     Nonperforming Assets to Total Assets                   1.6%           0.0%            0.0%
     ALL as a Percentage of Nonperforming Loans            50.2%             NA              NA
     ALL as a Percentage of Total Loans                     1.2%           0.6%            0.5%

HISTORY

The Bank commenced operations in December 1997 as a full service community bank. The Bank has also established a wholly-owned community development corporation subsidiary and its affiliated not-for profit subsidiary. The intent of the community development subsidiary and affiliate is to provide financing for small businesses and low- to moderate-income area development. To date, the operations of the community development companies were not material as of December 31, 2000.

In its first three years of operations, the Bank has progressively increased its business activities and expanded its operations in San Luis Obispo and neighboring areas. A majority of the Bank's activities are considered "community development" activities with a focus on providing a selection of financial services to small businesses and business professionals. Beginning in 2001, the Company and Bank anticipate more activity in various community development programs for both grants and deposits under programs authorized by the Department of Treasury's Community Development Institution Fund
(CDFI). The CDFI has certified the Bank and the Holding Company as a "community development financial institution " (CDFI). The Bank and Company are currently in the process of reviewing its options for both grants and deposit programs.

The Company was organized in December 2000 to provide a vehicle to facilitate raising capital from various organizations wishing to benefit from the Bank's community development status. Capital activities under the umbrella of the Company are expected to become an increasing resource for equity to provide additional capital for Bank growth and expansion and for deposits by organizations to get credit for community development activities.

BASIS OF PRESENTATION

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our consolidated financial condition at December 31, 2000 as compared to the Bank alone in December 31, 1999. The following discussion and analysis, which refers to the company on a consolidated basis, should be read in conjunction with our financial statements and corresponding notes.

ASSETS

During 2000, total assets increased $15.1 million from $47.8 million at December 31, 1999 to $62.9 million at December 31, 2000. This increase in assets was consistent with budgeted plans to continue to increase the volume of business in the Bank's market area by continued business development in existing markets, by upgrading the Loan Production Office in Paso Robles to a full service branch in 1999 and by opening a Loan Production Office in Arroyo Grande in 2000. The Bank is very active in the local communities that it serves and officers and staff members participate in a wide-range of business and community group activities as a means of both providing community support and to expand its business development contacts.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders' equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields. Also presented are the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

                                    For the Year-ending December 31,       For the Year-ending December 31,
                                               2000                                    1999
                                    -----------------------------------------------------------------------
                                     Average        Income/      Average     Average     Income/     Average
                                     Balance        Expense     Yield or     Balance     Expense     Yield or
                                     (000's)        (000's)     Rate Paid    (000's)     (000's)     Rate Paid
                                     -------        -------     ---------    -------     --------    ---------
Interest-bearing deposits in
banks                                 $   324          $21     6.50%         $   586       $   33      5.70%
Investment securities                  10,777          758     7.00%           5,292          331      6.20%
Federal funds sold                      1,451           90     6.20%           1,223           62      5.10%
Loans                                  36,549        3,564     9.80%          21,414        2,032      9.50%
                                     --------       ------                  --------       ------
  Total Interest-earning assets       $49,101        4,433     9.00%         $28,516        2,458      8.60%
                                     ========                               ========
Interest-bearing liabilities:
   Deposits:
     Demand, interest-bearing           1,937           51     2.60%           1,391           33      2.40%
     Savings                           26,590        1,399     5.30%          14,235          659      4.60%
     Time                              11,915          678     5.70%           7,262          363      5.00%
     Borrowings                           623           40     6.40%             145            9      6.00%
                                     --------       ------                  --------      -------
       Total interest-bearing
liabilities                           $41,065        2,168     5.30%         $23,032        1,064      4.60%
                                     ========                               ========
Net interest income and yield:
Net Interest income                                 $2,265                                 $1,394
                                                   =======                                =======
Net yield on interest-earning
assets                                                         4.60%                                   4.90%


NET INTEREST INCOME

The principal component of earnings is net interest income. Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a "volume change". It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a "rate change".

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

                                                   Year ended December 31, 2000


                                                               over
                                                   Year ended December 31, 1999
                                            --------------------------------------
                                                Increase (decrease) due to change
                                                      (Dollars in thousands)
                                            --------------------------------------
                                              Average
                                              Balance/       Average
                                               Volume          Rate         Total
                                            -----------    ------------   ---------
 Increase (Decrease) in:
 Interest Income:
    Interest-bearing deposits in banks         $(17)              $4          $(13)
    Investment securities                        381              46            427
    Federal funds sold                            13              15             28
    Loans                                      1,474              58          1,532
                                            -----------    ------------   ---------
          Total                                1,851             123          1,974

 Interest Expense:
    Demand, interest-bearing                      14               4             18
    Savings                                      639             101            740
    Time                                         259              56            315
    Borrowings                                    31               -             31
                                            -----------    ------------   ---------
          Total                                  943             161          1,104
                                            -----------    ------------   ---------
 Increase (Decrease) in
     Net Interest Income                        $908           $(38)           $870
                                            ===========    ============   =========

Average balances of all categories in each period were included in the volume computations.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO DECEMBER 31, 1999

For the year ended 2000, interest income was $4.4 million, an increase of $1.7 million or 76% compared to $2.5 million for the year ended 1999. The majority of the increase came from increased levels of earning assets as the Bank expanded it lending base and business activities. Interest rates for loans and investments also increased in 2000 as the Federal Reserve incremented interest rates up as a hedge against perceptions of inflationary pressures. Average loan yields increased by 30 basis points in 2000 while average loans outstanding increased by approximately 70% by volume.

The increase in interest income was generated primarily by the significant increase in the volume of average interest-earning assets, which were $49.1 million as of December 31, 2000 compared to $28.5 million as of December 31, 1999. The Bank also experienced a nominal increase in the overall yield on these assets as the yields increased from 8.60% as of December 31, 1999 to 9.00% as of December 31, 2000.

Interest expense increased $1.1 million to $2.2 million compared to $1.1 million in 1999. The Bank has promoted and will continue to promote a "special" savings account, which pays a rate of interest between the rate paid for interest checking and certificates of deposits. This account is similar to a money market account based on rates but is generally more stable since it does not provide for withdrawal by check. This savings account represented approximately 65% of total deposits in 2000 and 62% of total deposits in 1999.
PROVISION FOR LOAN LOSSES

We make provisions for loan losses to bring the total allowance for loan losses to a level deemed appropriate. We base our determination on such factors as our historical experience, the volume and type of lending we conduct, the amount of our nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in our portfolio. The amount we provide for loan losses is charged to earnings. Our provision for loan losses was $392,500 for 2000 compared to $155,000 for 1999.

The increase in the provision expense is consistent with the Bank's material growth in the loan portfolio, which increased by $9.7 million or 29% in 2000 and with the Bank's overall assessment of the adequacy of the Allowance for Loan Losses and asset quality as discussed later in this section.

NONINTEREST INCOME

Noninterest income for 2000 was $668,000, an increase of $130,000 when compared to 1999. The Bank experienced a relatively large decrease in income from the sale of loans in 2000 compared to 1999. The Bank recorded income from the sale of loans of $268,000 in 2000 versus $414,000 in 1999. This decrease was the result of premiums for the sale of SBA loans in 2000 and the retention of some SBA loans in the Bank's portfolio rather than selling the loans.

Fee and service charge income increased by $277,000 from $123,000 in 1999 to $400,000 in 2000. This increase was the result of the overall growth in Bank activity and from the planned increase in merchant card services as part of a strategy to expand relationship banking products to small businesses. In 2000, the Bank increased its staffing commitment to merchant card sales and service. Fee income from merchant card income increased from less than $30,000 in 1999 to $163,000 in 2000.

NONINTEREST EXPENSE

Noninterest expense increased in 2000 by $504,000 from $1.8 million in 1999 to $2.3 million in 2000. This increase is consistent with the overall growth pattern of the Bank, which included additional or upgraded facilities, additional staff, and increases in data processing related costs.

Professional fees increased to $124,000 in 2000, which is up by $63,000 from 1999. The primary reason for this increase was legal expenses relating to the formation of the Company - $25,000 and additional legal fees relating to the filing for a grant from the Community Development Financial Institutions Fund. The grant was awarded to the Bank in 1999, but additional legal work was required in 2000 to allow the grant to be passed to the Bank as contributed capital.

There was also a corresponding increase in expenses relating to previously discussed merchant card processing program with the increased expenses in 2000 estimated at approximately $140,000.

INCOME TAXES

During 2000 we recorded a $100,000 tax benefit compared to the $70,000 benefit in 1999. The Company has a net operating loss carryforward of $1.3 million for federal income and California franchise tax purposes. See also Note G to the consolidated financial statements for more information on income taxes.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to our shareholders.

The Bank's liquidity, which primarily represents our ability to meet fluctuations in deposit levels and provide for customers' credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded. The Bank's liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds. Short-term investments, primarily federal funds sold and federal fund lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity. In order to meet the Bank's liquidity requirements, we endeavor to maintain an appropriate liquidity ratio. The liquidity ratio is equivalent to the sum of cash and deposits at other banks, interest-earning deposits at other banks, federal funds sold, and Available for Sale investment securities, divided by deposits. As of December 31, 2000 and 1999, the Bank's liquidity ratio was 24.5% and 25.6%, respectively. The Bank has various liquidity lines, which totaled $5.3 million as of December 31, 2000.

The Company's liquidity is provided from a line of credit from a correspondent bank and from cash retained from stock offerings for expenses and working capital. The Bank is not currently eligible to pay dividends and this is considered in liquidity planning for the Company. At December 31, 2000, the Company had a $200,000 loan outstanding from Pacific Coast Bankers Bank, for the purpose of effecting the Holding Company. The Company anticipates establishing a line of credit in 2001.

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk.

The table below sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2000, using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

                                                    Over 3
                                                  months to
                                   Up to         less than 1     1 Year to 5     Over 5
                                  3 months           Year           Years         Years          Total
                                 ---------------------------------------------------------------------
Interest-Earning Assets:
   Investment Securities            $   4,867      $  1,036      $   3,562       $ 4,340       $13,805
   CDs with Other Banks                   198           100                                        298
   Federal Funds Sold                     295                                                      295
   Loans                               15,088         8,566          3,098        15,356        42,108
                                 ---------------------------------------------------------------------
                                    $  20,448      $  9,702      $   6,660       $19,696       $56,506
                                 =====================================================================
Interest-Bearing Liabilities:
   Money Market and NOW             $   2,916                                                  $ 2,916
   Savings                             27,451                                                   27,451
   Time Deposits                                      6,707          9,015           342        16,064
   Other Borrowings                     2,648                                                    2,648
                                 ---------------------------------------------------------------------
                                    $  33,015      $  6,707      $   9,015       $   342       $49,079
                                 =====================================================================
Interest Rate Sensitivity Gap       $(12,567)      $  2,995      $ (2,355)       $19,354       $ 7,427
Cumulative Interest Rate
   Sensitivity Gap                  $(12,567)      $(9,572)      $(11,927)       $ 7,427       $14,854
Cumulative Interest Rate
   Sensitivity Gap Ratio
   Based on Total Assets               -19.8%        -15.1%         -18.8%         11.7%         23.4%


Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities. The actual impact of interest rate movements on our net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures. These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

A generally negative cumulative gap value means that over the periods indicated our liabilities will reprice slightly faster than our assets. This means generally that, in a rising interest rate environment, net interest income can be expected to decrease and that, in a declining interest rate environment, net interest income can be expected to increase. In actual practice, the Bank has generally delayed changing deposit rates when the Federal Reserve changes the rates for federal funds and/or the discount window. This strategy allows the Bank to continue to attract deposits during periods of declining interest rates but negates some of the benefit from a negative cumulative gap.

LENDING ACTIVITIES

We originate, purchase and sell loans, or participate interests in loans for our own portfolio and for possible sale in the secondary market. Our loans include home equity loans and lines, leases, commercial business, agribusiness, commercial real estate loans, Small Business Administration loans, and consumer loans.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

                                                      2000                                 1999
                                          -----------------------------        -----------------------------
Loan Category                                Amount           Percent            Amount            Percent
-------------                             ------------      -----------        -----------       -----------
 Commercial, Financial, and
Agricultural                              $15,967,144          37.02%        $11,463,410            34.29%
 Real Estate                               19,655,465          45.58%         15,076,650            45.10%
 Construction                               3,278,013           7.60%          4,438,621            13.28%
 Installment Loans to Individuals           3,092,718           7.17%          2,227,097             6.66%
   Leases                                   1,124,627           2.61%            220,688             0.66%
 All other (including overdrafts)              10,352           0.02%              4,637             0.01%
                                          ------------      -----------       ----------           -------
   Total Loans, gross                      43,128,319         100.00%         33,431,103           100.00%
                                          ============      ===========       ==========           =======
Standby Letters of Credit                     220,000                            133,000
Undisbursed Loan Commitments               10,287,000                          5,538,000


We make commercial loans to provide working capital, finance the purchase of equipment and for other business purposes. These loans can be "short-term", with maturities ranging from thirty days to one year, or "term loans" with maturities normally ranging from one to twenty-five years. Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

We make consumer loans to finance automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most consumer loans are secured by the personal property being purchased.

We make construction-financing loans primarily as interim loans made to finance the construction of commercial and single family residential property. These loans are typically short term. We do not make loans for speculative purposes.

Residential real estate loans are generally limited to home equity loans and home equity lines of credit. The Bank is not active in residential real estate lending and refers loan requests for residential mortgages to other lenders.

Our other real estate loans consist primarily of commercial and industrial real estate loans. We make these loans based on the income generating capacity of the property or the cash flow of the borrower. These loans are secured by the property. We offer both fixed and variable rate loans with maturities, which generally do not exceed 15 years, unless the loans are Small Business Administration ("SBA") loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

We also make SBA-guaranteed loans, the guaranteed portion of which may be resold in the secondary market. We have in the past sold the guaranteed portion of our SBA loans in the secondary market but retained the servicing rights for such SBA loans. At December 31, 2000 and 1999, the Bank serviced approximately $10.0 million and $6.7 million, respectively, in SBA loans. We categorize SBA loans as Commercial or Real Estate depending on the underlying collateral.

Many of our loans have floating rates tied to our base rate or other market rate indicator, the majority of which are adjusted at least quarterly. The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing portion of the variable rate portion of the loan portfolio outstanding as of December 31, 2000:

                                                               After one
                                               Due within       Year but          After
Loan Category                                   One Year       Within five      Five Years          Total
-------------                                  ----------     ------------      ----------        ---------
 Commercial, Financial, and Agricultural       $5,659,649       $4,342,668      $ 5,964,827       $15,967,144
 Real Estate                                      638,688        2,637,732       16,379,045        19,655,465
 Construction                                   2,293,921          736,231          247,861         3,278,013
 Installment Loans to Individuals               1,228,822        1,110,005          753,891         3,092,718
  Leases                                                -        1,124,627                -         1,124,627
 All other (including overdrafts)                  10,352                -                -            10,352
                                               --------------------------------------------------------------
   Total loans, gross                          $9,831,432       $9,951,263      $23,345,624       $43,128,319
                                               ==============================================================

                                                             After one
                                              Due within      Year but           After
Interest Rate Sensitivity                      One Year      Within five       Five Years          Total
-------------------------                     ----------     ------------      ----------        ---------

 Predetermined rates                          $ 2,098,393      $12,372,418       $1,894,827       $16,365,638
 Floating or adjustable rates                  22,575,835                -        4,186,846        26,762,681
                                              ---------------------------------------------------------------
   Total loans, gross                         $24,674,228      $12,372,418       $6,081,673       $43,128,319
                                              ===============================================================

ASSET QUALITY

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower. In order to minimize this credit risk, many loans are approved and/or reviewed by the Loan Committee of the board of directors. Our Loan Committee is comprised of directors and members of our senior management.

We grade our loans based on a risk assessment with loans with minimum risk graded as "pass" with other classifications of "Special Mention", "Substandard", "Doubtful" and "Loss", depending on credit quality. As these loans are identified in our review process, we add them to our internal watch list and establish loss allowances for them as follows: Special Mention - 5%, Substandard - 15%, Doubtful - 50%, and Loss - 100%. Additionally, our loans are examined regularly by the OCC, and the Bank engages an outside firm to perform periodic reviews of the loan portfolio and to test the adequacy of the Allowance for Loan Losses.

We do not return a loan to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides information with respect to the components of our impaired or nonperforming assets at the dates indicated:

                                                  2000           1999
                                               ----------     ----------
Nonperforming                                  $1,258,122     $        0
Related Allowance for Loan Losses              $  153,000     $        0
Average Impaired Loans                         $  468,000     $   19,000
Recognized Interest Income on Impair Loans           None           None


Restructured loans are those loans with concessions in interest rates or repayment terms to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible. At December 31, 2000 the Bank had $1,258,122 in loans on non-accrual. These loans were SBA guaranteed loans, with the exception of two. Of this amount, $750,965 represents the amount guaranteed by the SBA. There were no loans on non-accrual as of December 31, 1999.

Other real estate owned is acquired in satisfaction of loan receivables through foreclosure or other means. We record these properties on an individual asset basis at the estimated fair value less selling expenses. The Bank had no other real estate owned as of December 31, 2000 and 1999.

ALLOWANCE FOR LOAN LOSSES

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

                                          For the Year Ended December 31,
                                          -------------------------------
                                               2000           1999
                                          ------------   ----------------
Allowance For Loan Losses:
Balance at Beginning of Period               $210,219      $ 72,000
Actual Charge-offs:
   Commercial                                  91,370
   Consumer                                                  16,781
   Real Estate                                      -             -
     Total Charge-Offs                         91,370        16,781
Less Recoveries:
   Commercial                                       -             -
   Consumer                                       258             -
   Real Estate                                      -             -
       Total Recoveries                           258             -

Net Loans Charged Off                          91,112        16,781
Provision for Loan Losses                     392,500       155,000
Balance at End of Period                     $511,607      $210,219
                                           ========================
Ratios:
Net Loans Charged Off to Average Loans           0.25%         0.05%
Allowance for Loan Losses to Total Loans         1.19%         0.63%


We perform quarterly detailed reviews to identify the risks inherent in our loan portfolio, assess the overall quality of our loan portfolio and to determine the adequacy of our allowance for loan losses and the related provision for loan losses to be charged to expense. Our systematic reviews follow the methodology set forth by the OCC in its 1993 policy statement on the allowance for loan losses.

(1)A key element of our methodology is our previously discussed credit classification process. As of December 31, 2000, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio. Additionally, we consider the inherent risk present in the "acceptable" portion of our loan portfolio taking into consideration adjustments for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans. As of December 31, 2000, the Bank allocated $30,000 as an additional portion of the Allowance for other factors. The Bank does not have adequate loss history to include loss migration factors in its evaluation of the Allowance; however, it will begin to use a migration to help estimate trends beginning in 2001. Upon completion, the written analysis is presented to the board of directors for discussion, review and approval.

We consider our allowance for loan losses to be adequate to provide for losses inherent in our loans. While we use available information to recognize losses on loans and leases, future additions to our allowance may be necessary based on changes in economic conditions. In addition, federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination. Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future. Material additions to the allowance for loan losses would decrease our earnings and capital and would thereby reduce our ability to pay distributions among other adverse consequences.

Our ratio of allowance for loan losses to total loans has significantly increased from 0.63% of loans as of December 31, 1999 to 1.19% of total loans as of December 31, 2000. This increase is consistent with a more mature loan portfolio and current economic conditions. On a peer basis (source - Uniform Bank Performance Ratio report prepared by FDIC), similar sized banks as of December 31, 2000 maintained an average ratio of 1.25%.

As part of the analysis of the allowance, the Bank also assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types used internally by the Bank as of December 31, 2000. This form of review was first implemented in 2000.

                                        Loans            Percent        Factor         Reserve Amt.
                                    -----------        -----------     --------       --------------
Construction                         $3,292,349          7.82%          0.25%            $  8,231
Commercial Real Estate                8,480,946         20.13%          0.25%              21,202
Other 1st TDs                         9,316,855         22.12%          0.25%              23,292
Other RE Secured                      2,982,225          7.08%          0.25%               7,456
SBA (Unguaranteed)                    3,818,646          9.06%          2.50%              95,466
Government Guaranteed                 2,101,252          4.99%          0.00%                  -
Commercial                            6,641,416         15.76%          0.50%              33,207
Installment                           1,269,261          3.01%          0.50%               6,346
Agribusiness                          1,880,629          4.46%          0.50%               9,403
Other Secured                         1,640,773          3.89%          0.34%               5,579
Other Unsecured                         703,967          1.67%          1.10%               7,749
                                    -----------                                          --------
Total Loans                         $42,128,319                                          $217,931
                                    ===========                                          ========
Classified Loans                    $ 1,258,122 (1)                    25.6%             $264,000
                                    ===========                                          ========
Unallocated                                                                               $30,000

INVESTMENT ACTIVITY

We are required under federal regulations to maintain a minimum amount of liquid assets and are also permitted to purchase certain other investment securities. We intend to hold securities in our investment portfolio to balance the overall interest-rate sensitivities of its assets and liabilities.

----------------
(1) Of this amount, $750,965 represents the amount that is guaranteed by the SBA.

Our investment decisions are primarily made by the Bank's Chief Financial Officer within policies limits established by the board of directors. The CFO reports investment activity on a monthly basis to the Board and on a quarterly basis to the Investment Committee. Our investments can include investment grade corporate securities, AAA-rated mortgage-backed securities, federally insured certificates of deposit, U.S. treasury obligations and U.S. Government agency-backed securities. Our goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks. In accordance with this policy we actively manage our investment portfolio, the composition of which may shift substantially over time. For further information concerning our investment securities portfolio see Note B of the notes to our consolidated financial statements included in Item 7.

The following table summarizes the amounts and distribution of our investment securities held as of the dates indicated, and the weighted average yield as of December 31, 2000 and 1999.

December 31, 2000                   Available-for-Sale Securities                  Held-to-Maturity Securities
                                 ------------------------------------         --------------------------------------
                                                             Weighted                                      Weighted
                                  Amortized       Fair        Average          Amortized        Fair       Average
                                     Cost        Value         Yield             Cost           Value       Yield
                                 ----------    -----------   --------         ----------    ----------    ----------
 US Government Agencies          $10,274,396   $10,343,681     6.89%          $  388,830    $  355,730       7.13%
 Commercial paper                                                              2,394,762     2,394,762       6.64%
 Other Investments                         -             -                       676,054       654,828       8.05%
                                 -----------   -----------                    ----------    ----------
   Total Investments             $10,274,396   $10,348,681     6.89%          $3,459,646    $3,405,320       6.97%
                                 ===========   ===========                    ==========    ==========

December 31, 1999                   Available-for-Sale Securities                   Held-to-Maturity Securities
                              -----------------------------------------   --------------------------------------
                                                             Weighted                                      Weighted
                                  Amortized       Fair        Average          Amortized        Fair       Average
                                     Cost        Value         Yield             Cost           Value       Yield
                                 -----------   -----------   --------         ----------    ----------    ----------
 US Government Agencies           $4,579,083    $4,439,044     6.50%            $364,136      $293,398       7.13%
 Other Investments                         -            -                        424,992       401,422       8.13%
                                 -----------   -----------                    ----------    ----------
   Total Investments              $4,579,083    $4,439,044     6.50%            $789,128      $694,820       7.67%


DEPOSITS

Deposits are the primary source of funding for our lending and investing needs. Total deposits were $54.2 million at December 31, 2000 representing a 34% or $13.8 million increase in 2000.

The scheduled maturity distribution of time deposits as of December 31, 2000, were as follows (dollar amounts in thousands):

 Less than 3 months                           $ 6,709,177
 3 months to 6 months                           6,308,779
 6 months to 12 months                          2,703,763
 1 year to 5 years                                342,318
                                              -----------
 Total                                        $16,064,037
                                              ===========

SHORT TERM AND OTHER BORROWINGS

The Bank classifies as short-term borrowings certain certificates of deposit, which require pledged collateral. As of December 31, 2000 these borrowings totaled $2,448,000 at an average rate of 6.95%. As of December 31, 1999 short-term borrowings totaled $2,472,000 at an average rate of 6.75%. As of December 31, 2000, the Company also had a $200,000 loan from a correspondent bank at an average cost of 9.50%. The Company is in the process of obtaining a line of credit.

For further information concerning our borrowings, see Notes B and F of the notes to our consolidated financial statements included in Item 8.

Y2K DISCLOSURES

The Company experienced no significant problems related to its information technology Systems upon arrival of the Year 2000, nor was there any interruption in service to its customers. Total expenses during 2000 related to Y2K were not material.

EFFECTS OF INFLATION AND ECONOMIC ISSUES

The impact of inflation on a financial institution can differ significantly from that exerted on other companies. Banks, as financial intermediaries, have many assets and liabilities, which may move in concert with inflation both as to interest rates and value. This is especially true for banks with a high percentage of interest rate-sensitive assets and liabilities. A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. We attempt to structure our mix of financial instruments and manage our interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on our net interest income and, therefore, our earnings and capital.

The Bank expects to see additional interest rate fluctuation in 2001 with the preponderance of pressure on rate reductions. The status of the economic outlook for 2001 remains unsure, but there is a strong likelihood that there will be at a minimum a continuation of the economic slowdown that began at the end of 2000 and which has continued into the first quarter of 2001.

California is currently experiencing material problems with energy supply and cost. There is a strong speculation that these problems will be more severe during the summer months. Any prolonged difficulties with electrical supplies could exacerbate other economic challenges and cause a full recession in California. The Bank is monitoring the economy, interest rate changes, and energy supply issues and expects to appropriately underwrite its loans and monitor its general expansion until there are clearer indications that there will not be a major economic slowdown in 2001.

ITEM 7.    FINANCIAL STATEMENTS


                    MISSION COMMUNITY BANCORP AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                      WITH
                          INDEPENDENT AUDITORS' REPORT
                           DECEMBER 31, 2000 AND 1999


  INDEPENDENT AUDITORS' REPORT
  ON THE CONSOLIDATED FINANCIAL STATEMENTS                                  29

  CONSOLIDATED FINANCIAL STATEMENTS
        Consolidated Balance Sheets                                      30-31
        Consolidated Statements of Income                                   32
        Consolidated Statement of Changes in Shareholders' Equity           33
        Consolidated Statements of Cash Flows                               34
        Notes to Consolidated Financial Statements                       35-49


             INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


VAVRINEK, TRINE, DAY & CO., LLP


Laguna Hills, California
February 15, 2001

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999



                                                                                             2000                1999
                                                                                             ----                ----

ASSETS

Cash and Due from Banks                                                                  $ 2,326,294         $ 3,696,762
Federal Funds Sold                                                                           295,000           2,120,000
                                                                                         -----------         -----------
                                             TOTAL CASH AND CASH EQUIVALENTS               2,621,294           5,816,762

Interest - Bearing Deposits in Other Banks                                                   298,000             100,000

Investment Securities:
  Investment Securities, Available for Sale                                               10,343,818           4,439,044
  Investment Securities, Held to Maturity                                                  3,461,313             789,128
                                                                                         -----------         -----------
                                                 TOTAL INVESTMENT SECURITIES              13,805,131           5,228,172

Loans:
  Commercial                                                                              14,987,191           9,444,576
  Agricultural                                                                             2,114,932           2,239,522
  Construction                                                                             3,278,013           4,471,133
  Real Estate                                                                             19,655,465          15,044,138
  Consumer                                                                                 3,092,718           2,231,734
                                                                                         -----------         -----------
                                                                 TOTAL LOANS              43,128,319          33,431,103

Allowance for Loan Losses                                                                   (511,607)           (210,219)
                                                                                         -----------         -----------
                                                                   NET LOANS              42,616,712          33,220,884


Federal Reserve Bank Stock and Other Stock, at Cost                                          143,575             132,125
Premises and Equipment                                                                     2,374,049           2,278,747
Accrued Interest and Other Assets                                                          1,070,282           1,047,937
                                                                                         -----------         -----------
                                                                                         $62,929,043         $47,824,627
                                                                                         ===========         ===========



The accompanying notes are an integral part of these consolidated financial statements.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                                             2000                 1999
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-Bearing Demand                                                            $ 8,459,467          $ 7,491,875
   Money Market and NOW                                                                    2,195,717            1,662,616
   Savings                                                                                27,451,361           18,298,813
   Time Deposits Under $100,000                                                            6,129,829            5,728,700
   Time Deposits $100,000 and Over                                                         9,934,207            7,228,962
                                                                                       -------------        -------------
                                                               TOTAL DEPOSITS             54,170,581           40,410,966

Short-Term Borrowings                                                                      2,648,000            2,472,000
Accrued Interest and Other Liabilities                                                       386,287              170,522
                                                                                       -------------        -------------
                                                            TOTAL LIABILITIES             57,204,868           43,053,488

Commitments and Contingencies - Notes D and  L

Shareholders' Equity:
   Preferred Stock Authorized 1,000,000 Shares:
      Series A - $5 Stated Value; Issued and Outstanding, 100,000
      Liquidation Value of $500,000                                                          392,194              438,379
      Series B - No Par Value; Issued and Outstanding, 20,500
      Liquidation Value of $205,000                                                          191,606                    -
   Common Stock - $10 Stated Value; Authorized 1,000,000 Shares;
      Issued and Outstanding 630,066 Shares in 2000 and
      600,566 Shares in 1999                                                               6,272,276            5,977,276
   Accumulated Deficit                                                                    (1,172,779)          (1,504,477)
   Accumulated Other Comprehensive Income-
       Unrealized Gain (Loss) on Available-for-Sale Securities                                40,878            (140,039)
                                                                                       -------------        -------------
                                                   TOTAL SHAREHOLDERS' EQUITY              5,724,175            4,771,139
                                                                                       -------------        -------------
                                                                                         $62,929,043          $47,824,627
                                                                                       =============        =============


The accompanying notes are an integral part of these consolidated financial statements.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                                            2000                 1999
                                                                                            ----                 ----
INTEREST INCOME
   Interest and Fees on Loans                                                             $3,563,592           $2,031,815
   Interest on Investment Securities                                                         749,719              322,494
   Other Interest Income                                                                     119,813              103,973
                                                                                          ----------          -----------
                                                        TOTAL INTEREST INCOME              4,433,124            2,458,282

INTEREST EXPENSE
   Interest on Money Market and NOW                                                           50,724               24,733
   Interest on Savings Deposits                                                            1,398,659              667,054
   Interest on Time Deposits                                                                 678,187              363,488
   Other Interest Expense                                                                     41,124                8,735
                                                                                          ----------          -----------
                                                       TOTAL INTEREST EXPENSE              2,168,694            1,064,010
                                                                                          ----------          -----------
                                                          NET INTEREST INCOME              2,264,430            1,394,272

Provision for Loan Losses                                                                    392,500              155,000
                                                                                          ----------          -----------
                                                    NET INTEREST INCOME AFTER
                                                    PROVISION FOR LOAN LOSSES              1,871,930            1,239,272

NONINTEREST INCOME
   Gain on Sale of Loans                                                                     267,503              413,912
   Service Charges, Fees and Other Income                                                    400,368              123,450
                                                                                          ----------          -----------
                                                                                             667,871              537,362
NONINTEREST EXPENSE
   Salaries and Employee Benefits                                                          1,053,177              875,576
   Occupancy Expenses                                                                        132,880              118,550
   Furniture and Equipment                                                                   187,112              175,927
   Other Expenses                                                                            934,934              634,504
                                                                                          ----------          -----------
                                                                                           2,308,103            1,804,557
                                                                                          ----------          -----------
                                            INCOME (LOSS) BEFORE INCOME TAXES                231,698              (27,923)
Income Tax Benefit                                                                          (100,000)             (70,000)
                                                                                          ----------          -----------
                                                                   NET INCOME             $ 331,698            $  42,077
                                                                                          ==========          ===========
Per Share Data:
   Net Income - Basic                                                                          $0.51                $0.07
   Net Income - Diluted                                                                        $0.51                $0.07


The accompanying notes are an integral part of these consolidated financial statements.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       Common Stock                                                   Accumulated
                                       Preferred       ------------           Comprehensive    Accumulated       Comprehensive
                                         Stock      Shares       Amount           Income         Deficit            Income
                                       ---------    ------       ------       -------------    -----------       -------------
BALANCE AT
   DECEMBER 31, 1998                   $      -     600,566    $5,977,276                      $(1,546,554)           $3,984

Issuance of Preferred Stock             438,379

COMPREHENSIVE INCOME:
Net Income                                                                         $42,077          42,077

Net Unrealized Loss
  On Available-for-Sale
  Securities                                                                      (144,023)                         (144,023)
                                                                              -------------
  TOTAL COMPREHENSIVE INCOME                                                     $(101,946)
                                       ---------    ------       ------       -------------    -----------       -------------
                                                                              -------------
BALANCE AT
   DECEMBER 31, 1999                    438,379     600,566     5,977,276                       (1,504,477)        (140,039)

Issuance of Preferred Stock             145,421

Issuance of Common Stock                             29,500       295,000

COMPREHENSIVE INCOME:
Net Income                                                                        $331,698         331,698

Net Unrealized Gain On
  Available-for-Sale Securities,
  Net of Taxes of $28,407                                                          180,917                          180,917
                                                                              -------------
  TOTAL COMPREHENSIVE INCOME                                                      $512,615
                                       ---------    -------      ------       =============    -----------       -------------
BALANCE AT
   DECEMBER 31, 2000                   $583,800     630,066    $6,272,276                     $(1,172,779)          $40,878
                                       =========    =======    ==========                     ===========       =============

The accompanying notes are an integral part of these consolidated financial statements.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                             2000                   1999
                                                                                       ------------           ------------
OPERATING ACTIVITIES
   Net Income                                                                          $    331,698           $     42,077
   Adjustments to Reconcile Net Income to Net
      Cash Provided (Used) by Operating Activities:
         Depreciation and Amortization                                                      145,058                128,621
         Provision for Credit Losses                                                        392,500                155,000
         Gain on Sale of Loans                                                             (267,503)              (413,912)
         Deferred Taxes                                                                    (108,000)               (70,000)
         Net Change in Other Assets and Liabilities                                         147,886               (769,524)
                                                                                       ------------           ------------
                                           NET CASH PROVIDED (USED) BY
                                                  OPERATING ACTIVITIES                      641,639               (927,738)

INVESTING ACTIVITIES
   Net Change in Federal Reserve Bank and Other Stock                                       (11,450)                16,750
   Net (Increase) Decrease in Deposits in Other Banks                                      (198,000)               400,000
   Purchase of Available-for-Sale Securities                                            (41,031,849)           (35,378,539)
   Purchase of Held-to-Maturity Securities                                                 (267,740)              (767,303)
   Proceeds from Maturities and Sales of Available-for-Sale Securities                   33,047,339             32,882,297
   Proceeds from Maturities of Held-to-Maturity Securities                                    9,742                      -
   Net Increase in Loans                                                                 (9,520,825)           (17,905,959)
   Purchases of Premises and Equipment                                                     (240,360)               (62,253)
                                                                                       ------------           ------------
                                                      NET CASH USED BY
                                                  INVESTING ACTIVITIES                  (18,213,143)           (20,815,007)

FINANCING ACTIVITIES
   Net Increase in Demand and Savings Accounts                                           10,653,241             14,670,178
   Net Increase in Time Deposits                                                          3,106,374              7,286,724
   Net Increase in Other Borrowings                                                         176,000              2,472,000
   Proceeds from Issuance of Common Stock                                                   295,000                      -
   Proceeds from Issuance of Preferred Stock - Net of Costs                                 145,421                438,379
                                                                                       ------------           ------------
                                                  NET CASH PROVIDED BY
                                                  FINANCING ACTIVITIES                   14,376,036             24,867,281
                                                                                       ------------           ------------

                                            NET INCREASE (DECREASE) IN
                                             CASH AND CASH EQUIVALENTS                   (3,195,468)             3,124,536
Cash and Cash Equivalents at Beginning of Period                                          5,816,762              2,692,226
                                                                                       ------------           ------------
                                             CASH AND CASH EQUIVALENTS
                                                        AT END OF YEAR                 $  2,621,294           $  5,816,762
                                                                                       ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Interest Paid                                                                       $  2,147,949           $  1,050,517
   Taxes Paid                                                                          $        800           $        800

The accompanying notes are an integral part of these consolidated financial statements

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank ("the Bank"), and the Bank's subsidiary, Mission Community Development Corporation collectively referred to herin as the "Company".

NATURE OF OPERATIONS

The Bank has been organized as a single reporting segment and operates two branches in the Central Coast area of California. The Bank's primary source of revenue is providing Small Business Administration ("SBA") guaranteed loans, real estate, commercial and consumer loans to customers, who are predominately small and middle-market businesses and individuals.

MISSION COMMUNITY DEVELOPMENT CORPORATION

Mission Community Development Corporation is a community development corporation, which provides financing for small businesses and low- and moderate-income areas and projects. The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Company's capital and up to 10% with prior approval by the Comptroller of the Currency.

Mission Community Development Corporation has a closely held affiliate corporation, Mission Community Services Corporation.

Mission Community Services Corporation is intended to operate as a "not-for-profit" corporation. This company's primary focus will be to provide technical support, services, and accessibility to funding sources, which require not-for-profit status to qualify for granting purposes. The Board of Directors of Mission Community Services Corporation will consist of both Company and Mission Community Development Corporation board members.

Operations of Mission Community Development Corporation and affiliate were not material as of December 31, 2000.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

CASH AND DUE FROM BANKS

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

The Company maintains amounts due from banks, which exceed federally insured limits. The Company has not experienced any losses in such accounts.

INVESTMENT SECURITIES

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

LOANS

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

LOANS - CONTINUED

For impairment recognized in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, "ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN", as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

LOANS HELD FOR SALE

SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

PREMISES AND EQUIPMENT

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and fixtures and forty years for buildings. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

INCOME TAXES

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

COMPREHENSIVE INCOME

Beginning in 1998, the Company adopted SFAS No. 130, "REPORTING COMPREHENSIVE INCOME", which requires the disclosure of comprehensive income and its components. Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

FINANCIAL INSTRUMENTS

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

EARNINGS PER SHARES (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

STOCK-BASED COMPENSATION

SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note H.

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

In December 1996, the FASB issued SFAS No. 126, "EXEMPTION FROM CERTAIN REQUIRED DISCLOSURES ABOUT FINANCIAL INSTRUMENTS FOR CERTAIN NONPUBLIC ENTITIES," an amendment of FASB Statement No. 107. In accordance with SFAS No. 126, the Company is exempt from the disclosure requirements of SFAS No. 107 and has therefore elected not to disclose fair value information for financial instruments.

CURRENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" (as amended in 2000 by SFAS NO. 138). This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133". This Statement establishes the effective date of SFAS No. 133 for 2001. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain reclassifications were made to prior years' presentations to conform to the current year. These reclassifications are of a normal recurring nature.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the statements of condition according to management's intent. The carrying amount of securities and their approximate fair values at December 31 were as follows:

                                                                           Gross             Gross            Estimated
                                                      Amortized         Unrealized        Unrealized           Market
                                                         Cost              Gains            Losses              Value
                                                      -----------       -----------       -----------         -----------
AVAILABLE-FOR-SALE SECURITIES:
   DECEMBER 31, 2000
      U.S. Government Agencies                        $10,274,533           $79,429        $ (10,144)         $10,343,818
                                                      ===========       ===========       ===========         ===========

   DECEMBER 31, 1999
      U.S. Government Agencies                        $ 4,579,083           $   141        $(140,180)         $ 4,439,044
                                                      ===========       ===========        ==========         ===========

HELD-TO-MATURITY SECURITIES:
   DECEMBER 31, 2000
      U.S. Government Agencies                        $   388,830           $     -        $ (33,100)         $   355,730
      Other                                             3,072,483             2,101          (23,327)           3,051,257
                                                      -----------       -----------        ----------         -----------

                                                      $ 3,461,313           $ 2,101        $ (56,427)         $ 3,406,987
                                                      ===========       ===========        ==========         ===========

   DECEMBER 31, 1999
      U.S. Government Agencies                        $   364,136           $     -        $ (70,738)         $   293,398
      Other                                               424,992                 -          (23,570)             401,422
                                                      -----------       -----------        ----------         -----------

                                                      $   789,128           $     -        $ (94,308)         $   694,820
                                                      ===========       ===========        ==========         ===========

Investments securities carried at $6,776,266 as of December 31, 2000 were pledged to secure short-term borrowings and other deposits as required by law.

Proceeds from sales of securities available-for-sale during 2000 and 1999 were $3,204,339 and $1,004,297 respectively. Gross realized gains of $4,339 in 2000 and $4,297 in 1999 are included in other income.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE B - INVESTMENT SECURITIES - CONTINUED

The scheduled maturities of securities available for sale at December 31, 2000, were as follows:

                                                      Available-for-Sale Securities         Held-to-Maturity   Securities
                                                      -------------------------------      -------------------------------
                                                       Amortized             Fair            Amortized              Fair
                                                         Cost               Value              Cost               Value
                                                      ------------        ------------     ---------------     -----------
Due in One Year or Less                               $   593,140         $   596,436        $        -        $        -
Due in One Year to Five Years                           5,868,911           5,881,140                 -                 -
Due in Five Years to Ten Years                          3,335,749           3,376,867                 -                 -
Due in Greater Then Ten Years                             476,733             489,375           388,830           355,730
Other                                                           -                   -         3,072,483         3,051,257
                                                      ------------        ------------     ---------------     -----------
                                                      $10,274,533         $10,343,818        $3,461,313        $3,406,987
                                                      ============        ============     ===============     ===========



NOTE C - LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within the Central Coast Area of California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

The Bank also originates SBA loans for sale to institutional investors. At December 31, 2000 the Bank was servicing approximately $10,014,500 in loans previously sold or participated.

A summary of the changes in the allowance for possible loan losses as of December 31 follows:

                                                               2000                1999
                                                            ----------         -----------
Balance at Beginning of Year                                 $210,219            $ 72,000
Additions to the Allowance Charged to Expense                 392,500             155,000
Recoveries on Loans Charged Off                                   258                   -
                                                            ----------         -----------
                                                              602,977             227,000

Less Loans Charged Off                                        (91,370)            (16,781)
                                                            ----------         -----------

Balance at End of Year                                       $511,607            $210,219
                                                            ==========         ===========

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999




NOTE C - LOANS - CONTINUED


The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

                                                             2000                1999
                                                         ----------           ----------
Recorded Investment in Impaired Loans                    $1,020,000             $     -
                                                         ==========           ==========
Related Allowance for Loan Losses                        $  153,000             $     -
                                                         ==========           ==========
Average Recorded Investment in Impaired Loans            $  468,000             $19,000
                                                         ==========           ==========
Interest Income Recognized for Cash Payments                  None                 None
                                                         ==========           ==========


NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

                                                            2000                1999
                                                        -----------         -----------
Land                                                    $  976,498           $  976,498
Buildings                                                  722,333              717,055
Leasehold Improvements                                     227,490              179,607
Furniture, Fixtures, and Equipment                         823,354              636,152
                                                        -----------         -----------
                                                         2,749,675            2,509,312
Accumulated Depreciation and Amortization                 (375,626)            (230,565)
                                                        -----------         -----------
                                                        $2,374,049           $2,278,747
                                                        ===========         ===========


The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2005. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

The Bank leases the facility for the administration office from a principal shareholder of the Company. The operating lease expires April 2002.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE D - PREMISES AND EQUIPMENT - CONTINUED

Rental expense relating to these leases was approximately $35,000 in 2000 and $23,000 in 1999 which included rental expense related to the lease of premises owned by the principal shareholder of approximately $7,000 for 2000.

At December 31, 2000, the future minimum annual payments for this lease is as follows:

                                       Related
                        Other            Party
                      --------         -------
             2001     $ 49,000         $17,000
             2002       48,000           6,000
             2003       40,000               -
             2004       29,000               -
             2005       26,000               -
                      --------         -------
                      $192,000         $23,000
                      ========         =======


The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent. It is not a forecast of rental expenses.

NOTE E - DEPOSITS

At December 31, 2000, the scheduled maturities of time deposits are as follows:

                         Due in One Year                     $15,582,115
                         Due in One to Five Years                481,921
                                                             -----------
                                                             $16,064,036
                                                             ===========

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE F - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 are comprised of the following advances:

      Maturity            Interest          Amount
        Date                Rate
   ------------          -----------      ------------
   1/16/2001                 6.95%          $2,448,000
   1/11/2001                 9.50%             200,000
                                          ------------
                                            $2,648,000
                                          ============

These advances are secured by investment securities as discussed in Note B.


NOTE G - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2000 and 1999 is comprised of the following:

                                        2000                 1999
                                   ---------             --------
Current Taxes:
   Federal                         $       -             $      -
   State                               8,000                    -
                                   ---------             --------
                                       8,000                    -
Deferred                            (108,000)             (70,000)
                                   ---------             --------

                                   $(100,000)            $(70,000)
                                   =========             ========

A comparison of the federal statutory income tax rates to the Company's effective income tax follows:

                                                                  2000                                  1999
                                                       ----------------------------        -------------------------------
                                                        Amount              Rate              Amount               Rate
                                                       ---------           --------        -----------         -----------
Federal tax rate                                       $  79,000             34.0%           $ (9,500)            (34.0)%
California franchise taxes, net of federal
   tax benefit                                            17,000              7.3%             (2,000)             (7.2)%
Reduction in valuation allowance                        (200,000)           (86.3)%           (58,000)           (207.7)%
Other items - net                                          4,000              1.8%               (500)             (1.8)%
                                                       ---------           ------            ---------          -----------
                                                       $(100,000)           (43.2)%          $(70,000)           (250.7)%
                                                       =========           ======            =========          ===========

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE G - INCOME TAXES - CONTINUED

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:


                                                                   2000                 1999
                                                               -----------           -----------
Deferred Tax Assets:
   Organizational and Start-up Costs                             $110,000             $169,000
   Operating Loss Carryforwards                                   488,000              540,000
   Allowance for Loan Losses Due to Tax Limitations               188,000               74,000
   Other                                                           10,000                    -
                                                               -----------           -----------
                                                                  796,000              783,000

Valuation Allowance                                              (376,000)            (576,000)

Deferred Tax Liabilities:
   Cash Basis of Tax Reporting                                   (222,000)            (118,000)
   Depreciation Differences                                       (20,000)             (19,000)
   Unrealized Gain on Investment Securities                       (28,000)                   -
                                                               -----------           -----------

Net Deferred Tax Assets                                          $150,000              $70,000
                                                               ===========           ===========


The valuation allowance was established because the Bank has not reported earnings sufficient enough to support full recognition of the deferred tax assets. The Bank has net operating loss carryforwards of approximately $1,300,000 for federal income and California franchise tax purposes. Net operating loss carryforwards, to the extent not used, will expire in varying amounts through 2018.


NOTE H - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company's common stock may be issued. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rate of 6.00% and 5.00% for 2000 and 1999 respectively, expected lives of five years, no dividend payments and disregarding any stock price volatility.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE H - STOCK OPTION PLAN - CONTINUED

A summary of the status of the Company's fixed stock option plan as of December 31, 2000 and changes during the year is presented below:

                                                     2000                               1999
                                           ---------------------------       ---------------------------
                                                             Weighted                         Weighted
                                                             Average                          Average
                                                             Exercise                         Exercise
                                            Shares            Price            Shares          Price
                                          ----------        ----------       -----------     -----------
Outstanding at Beginning of Year            115,652           $  9.89          120,099         $  10.00
Granted                                       7,500           $  8.06           11,000         $   8.72
Forfeited                                    (5,486)          $  8.81          (15,447)        $  10.16
                                          ----------                         -----------
Outstanding at End of Year                  117,666           $  9.83          115,652         $   9.89
                                          ==========                         ===========

Options Exercisable at Year-End              42,566           $ 10.00           22,520         $  10.00

Weighted-Average Fair Value of
  Options Granted During the Year                             $  1.58                          $   0.89


The following table summarizes information about fixed options outstanding at December 31, 2000:

                                          Options Outstanding
                         ----------------------------------------------------
                                                                                     Options Exercisable
                                                Weighted-                       ----------------------------
                                                 Average            Weighted                      Weighted
                                                Remaining            Average                       Average
     Exercise                Number            Contractual          Exercise        Number        Exercise
      Price               Outstanding             Life                Price       Exercisable       Price
-------------------      ---------------     ---------------     --------------  -------------  ------------
$7.00 to $10.00                 117,666         7.3 Years             $9.83         42,566         $10.00


                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE H - STOCK OPTION PLAN - CONTINUED

Had compensation costs for the Company's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Bank's consolidated results of operations and per share amounts would have been adjusted to the pro forma amounts indicated the table below:

                                         2000           1999
                                    ------------   ------------
Net Income:
   As Reported                      $ 331,698       $ 42,077
   Pro Forma                          305,050         13,004

Basic Income Per Share:
   As Reported                           0.51           0.07
   Pro Forma                             0.47           0.02

Diluted Income Per Share:
   As Reported                           0.51           0.07
   Pro Forma                             0.47           0.02



NOTE I - OTHER EXPENSES

Other expenses as of December 31 are comprised of the following:

                                              2000                 1999
                                        -------------       --------------
Data Processing                          $ 291,881            $ 130,882
Professional Expenses                      123,965               61,188
Office Supplies and Expenses               108,622               97,716
Marketing and Business Promotion            91,080               91,463
Insurance                                   27,484               33,763
Other Expenses                             291,902              219,492
                                        -------------       --------------

                                         $ 934,934            $ 634,504
                                        =============       ==============

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE J - PREFERRED STOCK

Series A - the Series A Preferred Stock has a $5.00 stated value and is non-voting, convertible and redeemable. Each share is convertible into voting common stock of the Company on a two-for-one exchange. Series A shares are not entitled to any fixed rate of return but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company's common stock. In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a two-for-one exchange). These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to a grant from the Community Development Institutions Fund ("CDFI") of Department of the Treasury.

Series B - the Series B Preferred Stock has a $10.00 stated value and is non-voting, non-convertible and non-redeemable. Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company's common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions. Additionally, in the event of a so-called "change in control event" (including certain mergers or sales of assets) holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company. These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to a grant from the National Community Investment Fund ("NCIF"). In connection with this grant, NCIF also purchased 29,500 shares of the Company's common stock for $10.00 per share.

NOTE K - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated. In the Bank's opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons. The balance of these loans outstanding at December 31, 2000 and 1999 was approximately $1,945,000 and $2,703,000, respectively.


NOTE L - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers. These financial commitments include commitments to extend credit and standby letters of credit. Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.

The Bank's exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

As of December 31, 2000, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

       Commitments to Extend Credit                $ 10,287,000
       Standby Letters of Credit                        220,000
                                                  ---------------
                                                   $ 10,507,000
                                                  ===============

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party. Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.

The Company is involved in various litigation, which has arisen in the ordinary course of business. In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.


NOTE M - EARNINGS PER SHARE

The following is a reconciliation on net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

         >
                                                      2000                        1999
                                            ------------------------    -----------------------
                                               Income        Shares         Income    Shares
                                           -------------   -----------  -----------  -----------
Net Income                                    $ 331,698                    $ 42,077
Average Common Shares
     Outstanding During the Year                              600,714                  600,566
Preferred Shares Participating
     in Net Income With Common
     Shareholders - Average                                    50,112                   13,679
                                           -------------   -----------  -----------  -----------
                     Used in Basic EPS          331,698       650,826        42,077    614,245

Dilutive Effect of Outstanding
     Stock Options                                                 -                        -
                                           -------------   -----------  -----------  -----------
                  Used in Dilutive EPS        $ 331,698       650,826      $ 42,077    614,245
                                           =============   ===========  ===========  ===========

Preferred shares are included in the computation of basic earnings per share because they share equally with common shares in the distribution of net income and they do not have a stated dividend rate.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE N - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                    Amount of Capital Required
                                                                              -------------------------------------
                                                                               To Be Adequately         To Be Well-
                                                            Actual               Capitalized            Capitalized
                                                      -------------------    --------------------   ---------------------
                                                       Amount      Ratio      Amount      Ratio      Amount      Ratio
                                                      ----------  --------   ----------  --------   ----------  ---------
AS OF DECEMBER 31, 2000:
   Total Capital (to Risk-Weighted Assets)               $5,803    11.1%        $4,194       8.0%      $5,242      10.0%
   Tier 1 Capital (to Risk-Weighted Assets)              $5,291    10.1%        $2,097       4.0%      $3,145       6.0%
   Tier 1 Capital (to Average Assets)                    $5,291     8.9%        $2,390       4.0%      $2,987       5.0%

AS OF DECEMBER 31, 1999:
   Total Capital (to Risk-Weighted Assets)               $5,121    13.0%        $3,159       8.0%      $3,949      10.0%
   Tier 1 Capital (to Risk-Weighted Assets)              $4,911    12.4%        $1,580       4.0%      $2,370       6.0%
   Tier 1 Capital (to Average Assets)                    $4,911    11.9%        $1,656       4.0%      $2,070       5.0%


The Bank is restricted as to the amount of dividends that can be paid. Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC. The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

                    MISSION COMMUNITY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE O - FORMATION OF MISSION COMMUNITY BANCORP

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for the surrender of all outstanding shares of the Bank's common stock. There was no cash involved in this transaction. The acquisition was accounted for like a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

Mission Community Bancorp has no significant business activity other than its investment in Mission Community Bank. Accordingly, no separate financial information on the Company is provided.

ITEM 8.  CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

         DISCLOSURE
              None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists the names and certain information as of December 31, 2000, concerning all directors and executive officers of the Company and the Bank. The Company and the Bank have no "significant employees" except its executive officers.

                                                                                              YEAR FIRST ELECTED OR
    NAME AND TITLE                  AGE     BUSINESS EXPERIENCE FOR PAST FIVE YEARS           APPOINTED DIRECTOR*

    Robert E. Bloch                  53     Banker(1)                                                N/A
     Executive Vice President and
     Chief Financial Officer

    Bruce M. Breault                 58     Partner and Owner, F. McLintocks, Inc.                   1996
     Founding Chairman of the               (restaurants) (1973-)
      Board (Emeritus)

    Roxanne M. Carr                  63     Division President and Corporate Senior Vice             1997
     Secretary                              President, The Mortgage House, Inc. (1995-);
                                            Regional Vice President, ARCS Mortgage, Inc.
                                            (1973-1995)

    Karla S. Cool                    58     President and Owner, Central California                  1998
     Director                               Investments (1998-); Broker and Owner, Karla
                                            Cool Realty (1987-1998)

    William B. Coy                   63     Corporate Marketing Manager, San Luis Obispo             1996
     Vice Chairman of the Board             County Farm Supply Company (1991); Managing
                                            Partner, Rancho Rio Conejo (citrus and
                                            avocados) (1979-)

    Erol F. Giray, M.D.              44     Psychiatrist                                             1997
       Director

    Anita M. Robinson                48     Banker (2)                                               1996
     Director, President and
      Chief Executive Officer

    Robin L. Rossi                   53     President, Rossi Enterprises (property                   1996
     Director                               management) (1991-); President, Infinite
                                            Horizons, Inc. (Manager of Avila Beach
                                            Resort) (1979-)

    Gary E. Stemper                  58     Eagles Crest Winery, LLC, Manager (2000-);               1996
     Chairman of the Board                  Sales Consultant and Technical Analyst,
                                            Artesia Ready Mix, Inc. (1996-2000);
                                            Partner, Eberle Winery of Paso Robles
                                            (1982-); Owner, Gary Stemper Construction
                                            Co. (1967-); Partner, Mill Road Vineyard (1994-);

    Karl F. Wittstrom                47     Self-Employed-real estate development,                   1997
     Director                               ranching, vineyards, investments, (1996-);
                                            President and CEO, Allwaste Transportation
                                            and Remediation, Inc. (1992-1996)

* Refers to year first elected or appointed to Board of the Bank.

-----------------
(1) Mr. Bloch has over 26 years of banking-related experience. For the period 1991 to 1992 he served as Senior Vice President/Chief Financial Officer, and from 1993 to 1998 as Executive Vice President/Chief Financial Officer, with Heritage Oaks Bank, Paso Robles, California. From 1983 to 1992, he held executive management positions with Valley Federal Savings and Loan, Van Nuys, California; Antelope Valley Savings & Loan, Lancaster, California; and Bloch Investments, Inc. in Chatsworth, California. From 1976 to 1983 he was with the accounting firm of Grant Thornton (formerly Alexander Grant & Co.) in Van Nuys, California where he served as CPA and Audit Manager.

(2) Ms. Robinson has over 27 years of banking experience. From 1982 to 1989 she was a Vice President, Branch Manager and Commercial Loan Officer for National Bank of Southern California in Santa Ana, California. From 1989 to 1993 Ms. Robinson served as Executive Vice President/Senior Loan Administrator of Commerce Bank of San Luis Obispo. In 1994 she became the President and Chief Executive Officer of Commerce Bank of San Luis Obispo and served in that capacity until the bank was acquired by ValliWide Bank in 1996. Ms. Robinson left ValliWide Bank and joined the organizing effort of the Bank in 1996.


None of the Bank's directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Bank, acting within their capacities as such. There are no family relationships between the directors or executive officers of the Bank and none serve as directors of any other company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company does not have a class of equity securities registered pursuant to
Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act"). Therefore, the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, are not subject to the reporting requirements under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table sets forth a summary of annual and long-term compensation for services in all capacities to the Bank for the Bank's President and Chief Executive Officer.

                                                                                         Long-Term
                                                                                       Compensation
                                                 Annual Compensation                      Awards
                            ---------------------------------------------------------------------------------------------
                                        Salary/                     Other Annual          Securities         All Other
NAME AND POSITION             Year     Benefits       Bonus       Compensation (1)    Underlying Options   Compensation
ANITA M. ROBINSON
  President and Chief         2000      $90,000        -               $6,000                --                  --
  Executive Officer           1999      $90,000        -               $6,000                --                  --
                              1998      $90,000        -               $5,000              20,000                --



      --------------------------
(1) This figure represents automobile allowance paid during the year.

No other officer received annual compensation of $100,000 or more in 2000. The Company currently pays no salaries to its officers.


OPTION/SAR GRANTS

On January 20, 1998 the Bank's Board of Directors adopted the 1998 Stock Option Plan, pursuant to approval by the Bank's shareholders prior to January 20, 1999. The Bank's shareholders approved the 1998 Stock Option Plan at the Annual Meeting of Shareholders held on June 16, 1998. In 1998, a total of 125,099 incentive and non-qualified stock option shares were granted at a price range of $10.00 to $11.00 per share; 5,000 stock option shares were retired; and no stock options were exercised. In 1999, a total of 11,000 incentive option shares were granted at a price range of $8.125 to $9.00 per share; 17,433 incentive and non-qualified stock options were retired; and no options were exercised. In 2000, a total of 7,500 incentive and non-qualified stock option shares were granted at a price range of $7.875 to $8.188 per share; 5,486 stock option shares were retired; and no options were exercised. The 1998 Stock Option Plan and the options granted pursuant thereto were assumed by the Company in connection with the holding company formation transaction in which the Bank became a wholly-owned subsidiary of the Company.

LONG TERM INCENTIVE PLAN AWARDS

There were no long-term incentive plan awards in 1998, 1999 or 2000.

EMPLOYMENT CONTRACTS

The Bank and Ms. Robinson entered into an employment contract in 1997, for a period of three years, expiring December 31, 2000, which provides a base salary of $7,500 per month, discretionary bonuses, an automobile allowance of $500 per month, expense reimbursement, $250,000 of life insurance and standard and customary medical and dental insurance benefits. The contract provides for severance benefits of six months' compensation for termination without cause and severance benefits equal to the greater of $100,000 or the base salary for the balance of the contract term for termination after a merger, change in control, or other defined corporate reorganizations. The Bank and Ms. Robinson are in the process of negotiating the terms of a new Employment Contract to become effective January 1, 2001. The Company and the Bank have not entered into any other employment contracts.

DIRECTORS' COMPENSATION

During 1998, 1999 and 2000 the Bank's directors were not paid for attending meetings of the Board or the committees on which they served. Directors of the Company receive no compensation for attending meetings.

One non-employee director received a Stock Option grant during the year-ending December 31, 2000, which was for 2,500 non-qualified stock option shares at a price of $7.875 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth certain information as of December 31, 1999, concerning the beneficial ownership of the Company's outstanding Common Stock:
(i) by each of the directors and executive officers; and (ii) by all directors and executive officers of the Company as a group. Management is not aware of any change in control of the Company which has occurred since January 1, 1999 or of any arrangement which may, at a subsequent date, result in such a change in control. Management of the Company is aware of one person who owns, beneficially or of record, more than 5% of the Company's outstanding Common Stock: The Patrick W. Hopper Trust beneficially owns 41,834 shares of common stock, or 6.6% of total shares outstanding.



                                                                                TOTAL
                                              COMMON STOCK       SHARES         SHARES
                                              BENEFICIALLY     SUBJECT TO    BENEFICIALLY    PERCENT
   NAME AND POSITION HELD                      OWNED (1)       EXERCISE(2)      OWNED        OF CLASS
   ----------------------                      ---------       -----------      -----        --------


   Bruce M. Breault                               21,250          8,359         29,609         4.6%
    Founding Chairman of the Board
    (Emeritus)

   Roxanne M. Carr                                10,000          4,680         14,680         2.3%
    Secretary

   Karla S. Cool                                   2,837             --          2,837         0.5%
    Director

   William B. Coy                                  7,750(3)       4,680         12,430         2.0%
    Director and Secretary

   Erol F. Giray, M.D.                             6,530          4,039         10,569         1.7%
    Director

   Anita M. Robinson                              15,659         12,000         27,659         4.3%
    Director, President and
    Chief Executive Officer

   Robin L. Rossi                                 13,707(4)       7,080         20,787         3.3%
    Director

   Gary E. Stemper                                 7,500          6,120         13,620         2.1%
    Vice Chairman of the Board

   Karl F. Wittstrom                              15,100          5,640         20,740         3.3%
    Director

   All Directors and Executive Officers
    as a Group (10)                              103,833         55,598        159,431        23.3%
                                               ---------       --------       --------      -------

---------------------------
(1) Includes shares beneficially owned, directly or indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children, by a closely held business or other associate. Unless otherwise indicated, all shares are held as community property under California law or with sole vetoing and investment power.

(2) Shares subject to options that were exercisable within 60 days of 12/31/00 are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.

(3) Includes 2,500 shares held by the Blanchard Family Trust of which Mr. Coy serves as a co-trustee.

(4)  Includes 474 shares held in the name of The Rossi Foundation.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

There are no existing or proposed material transactions between the Company or the Bank and any of its executive officers, directors, or beneficial owners of 5% or more of the Common Stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Directors and organizers of the Bank, including an organizing director who resigned from the Board, advanced approximately $360,000 for the purpose of covering the Bank's application for a national bank charter, organization and pre-opening expenses, for which they were reimbursed only $310,000 by the Bank, with the approval of the Comptroller of the Currency. Additionally, all of the organizing Directors guaranteed a loan in the amount of $400,000 from County Bank, Merced, California, at West Coast Prime plus 1.25%, for the Bank's organization and pre-opening expenses and capital and leasehold expenditures. The organizing Directors and organizers did not receive any remuneration for these advances or the guarantees of the loan. Monies borrowed to pay organization expenses properly borne by the Bank, including interest and other charges related thereto, were repaid from the Bank's capital funds, with the prior approval of the Comptroller of the Currency.

Some of the Bank's directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of business and anticipate having such banking transactions with such persons in the future. In the opinion of Management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 2000, loans outstanding to the Bank's directors and executive officers (including associated companies) totaled approximately $2.7 million.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

EXHIBIT #                                                                          PAGE
---------
2.1        Plan of Reorganization and Agreement of Merger dated as of
           October 4, 2000*

3.1        Articles of Incorporation

3.2        Bylaws

4.1        Certificate of Determination for Series A Non-Voting
           Convertible Redeemable Preferred Stock

4.2        Certificate of Determination for Series B Non-Voting Preferred
           Stock

10.1 Purchase and Sale Agreement and Lease dated January, 1997, as amended

10.2       Financial Facilities Purchase Agreement

10.3       Employment Contract - Ms. Robinson

10.4       Lease Agreement - Paso Robles

10.5       Lease Agreement - San Luis Obispo

10.6       Lease Agreement - Arroyo Grande

10.7       1998 Stock Option Plan

21         Subsidiaries of the registrant

23         Consent of accountants


* Filed as an exhibit to the Company 8-K Report of December 18, 2000.


REPORTS ON FORM 8-K:

On December 18, 2000, the Company filed a form 8-K Report reporting under
Item 5 that Mission Community Bank, N.A., a national banking association organized under the laws of the United States, completed its holding company reorganization, whereby the Bank became the wholly owned subsidiary of the Company. Pursuant to the Plan of Reorganization and Agreement of Merger, dated as of October 4, 2000, each outstanding share of Bank common stock was exchanged for one share of common stock of the Company. The filing of such 8-K Report by Bancorp also began the Company's filings with the Securities and Exchange Commission under Section 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Bank previously filed such Exchange Act reports with the Comptroller of the Currency pursuant to Section 15(d) of the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
-------------------------
ANITA M. ROBINSON
President and Chief Executive officer
Dated: March 30, 2001

By: /s/ William C. Demmin
-------------------------
WILLIAM C. DEMMIN
Executive Vice President and Chief Financial officer
Dated: March 30, 2001

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Dated: March    , 2001

/s/ Bruce M. Breault      Founding Chairman of the Board           March 30, 2001
--------------------
BRUCE M. BREAULT          (Emeritus)


/s/ Roxanne M. Carr       Secretary                                March 30, 2001
--------------------
ROXANNE M. CARR


/s/ Karla S. Cool         Director                                 March 30, 2001
--------------------
KARLA S. COOL


/s/ William B. Coy        Vice Chairman of the Board               March 30, 2001
--------------------
WILLIAM B. COY


/s/ Erol F. Giray, M.D.   Director                                 March 30, 2001
---------------------
EROL F. GIRAY, M.D.


/s/ William C. Demmin     Executive Vice President and Chief       March 30, 2001
---------------------     Financial Officer (Principal
WILLIAM C. DEMMIN         Accounting Officer)


/s/ Anita M. Robinson     Director, President and Chief
---------------------
ANITA M. ROBINSON         Executive Officer                        March 30, 2001


/s/ Robin L. Rossi        Director                                 March 30, 2001
---------------------
ROBIN L. ROSSI


/s/ Gary E. Stemper       Chairman of the Board                    March 30, 2001
---------------------
GARY E. STEMPER


/s/ Karl F. Wittstrom     Director                                 March 30, 2001
---------------------
KARL F. WITTSTROM

EXHIBIT INDEX

EXHIBIT #                                                                   PAGE
---------
2.1         Plan of Reorganization and Agreement of Merger dated as of
            October 4, 2000*

3.1         Articles of Incorporation

3.2         Bylaws

4.1         Certificate of Determination for Series A Non-Voting
            Convertible Redeemable Preferred Stock

4.2         Certificate of Determination for Series B Non-Voting Preferred
            Stock

10.1 Purchase and Sale Agreement and Lease dated January, 1997, as amended

10.2        Financial Facilities Purchase Agreement

10.3        Employment Contract - Ms. Robinson

10.4        Lease Agreement - Paso Robles

10.5        Lease Agreement - San Luis Obispo

10.6        Lease Agreement - Arroyo Grande

10.7        1998 Stock Option Plan

21          Subsidiaries of the registrant

23.1        Consent of accountants

*Filed as an exhibit to the Company 8-K Report of December 18, 2000.