Form 10QSB
period 2001-03-31
MISSION COMMUNITY BANCORP
filed 2001-05-14
CIK 1129920

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

/x/	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

or

/ /	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission file number: 333-1289736

MISSION COMMUNITY BANCORP
(Exact Name of Small Business Issuer as Specified in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation)	77-0559736 (IRS Employer Identification No.)

581 Higuera Street, San Luis Obispo, CA 93401
(Address of Principal Executive Offices including Zip Code)

(805) 782-5000
(Issuer's Telephone Number, Including Area Code)

Not applicable
(Former Name, former address if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

APPLICABLE ONLY TO CORPORATE ISSUERS

    On March 31, 2001, there were 630,066 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp
March 31, 2001

Index

PART I

ITEM 1. FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Condition
(Unaudited — Dollar Amounts in Thousands)

	31-Mar-01	31-Dec-00
ASSETS:
Cash and Due From Banks	$2,605	$2,326
Federal Funds Sold	2,410	295

Total Cash and Cash Equivalents	5,015	2,621
Interest-Bearing Deposits Other Banks	199	298
Investment Securities Net	10,507	13,805
Federal Reserve Bank Stock and Other Stock, at Cost	144	144
Loans	47,193	43,128
Allowance for Loan Losses	(423)	(512)

Net Loans	46,770	42,616
Property, Premises, and Equipment	2,467	2,374
Other Assets	1,203	1,071

TOTAL ASSETS	$66,305	$62,929

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-Bearing Deposits	$9,106	$8,459
Interest Bearing Deposits	50,956	45,712

Total Deposits	60,062	54,171
Short-term Borrowings	—	2,648
Other Liabilities	438	386

Total Liabilities	60,500	57,205
STOCKHOLDERS' EQUITY:
Common Stock	6,272	6,272
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Accumulated Other Comprehensive Income	(1,080)	(1,172)
Accumulated Deficit	29	41

Total Stockholders' Equity	5,805	5,724

Total Liabilities and Stockholders' Equity	$66,305	$62,929

The accompanying notes are an integral part of this consolidated financial statement.

Item 1. Financial Statement — Continued

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
(Unaudited — Dollar Amounts in Thousands)

	For The Three Months Ended
	31-Mar-01	31-Mar-00
Interest Income	$1,280	$1,003
Interest Expense	601	521

Net Interest Income	679	482
Provision for Loan Losses	25	68

Net Interest Income after Provision for Loan Losses	654	414
Noninterest Income	172	137
Noninterest Expense	734	518

Income Before Taxes	92	33
Income Tax	—	—

Net Income	$92	$33

Per Share Data:
Net Income Per Share — Basic	$0.15	$0.05
Weighted Average Shares Used in Computation	650,826	600,566
Net Income Per Share — Diluted	$0.15	$0.05
Weighted Average Shares Used in Computation	650,826	600,566

The accompanying notes are an integral part of this consolidated financial statement.

Item 1. Financial Statements — Continued

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited — Amounts in Thousands)

		Common Stock
	Preferred Stock			Comprehensive Income	Accumulated Deficit	Accumulated Comprehensive Income
		Shares	Amount
Balance at January 1, 2000	$438	601	$5,977		$(1,504)	$(140)
Issuance of Preferred Stock	145
Issuance of Common Stock		30	$295
Comprehensive Income:
Net Income				$332	332
Net Unrealized Gain on AFS Securities Net of Taxes of $28				181		181

Total Comprehensive Income				$513

Balance at December 31, 2000	583	631	6,272		(1,172)	41

Net Income				92	92
Net Unrealized Gain on AFS Securities Net				(12)		(12)

Total Comprehensive Income				$80

Balance March 31, 2001	$584	631	$6,272		$(1,080)	$29

The accompanying notes are an integral part of this consolidated financial statement.

Item 1. Financial Statements — Continued

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited — Dollar Amounts in Thousands)

	For the Three Months Ended
	31-Mar-01	31-Mar-00
OPERATING ACTIVITIES:
Net Income	$92	$33
Adjustments to Reconcile Net Income to Net Cash (Used) Provided by Operating Activities:
Depreciation and Amortization	47	(9)
Provision for Loan Losses	25	68
Other Items — Net	138	(144)

Net Cash (Used) Provided by Operating Activities	302	(52)
INVESTING ACTIVITIES:
Purchase of Investment Securities	(5,767)	(17,884)
Sale and Maturity of Investment Securities	8,888	12,317
Net Decrease in CDs with other banks	(99)	(311)
Net Change in Loans	(4,065)	(1,379)
Purchase of Equipment	(108)	(35)

Net Cash Used by Investing Activities	(1,151)	(7,292)
FINANCING ACTIVITIES
Net Change in Deposits	5,891	7,157
Net Change in Other borrowings	(2,648)	(2,472)

Net Cash Provided by Financing Activities	3,443	4,685

Increase in Cash and Cash Equivalents	2,394	(2,659)
Cash and Cash Equivalents at Beginning of Period	2,621	5,816

Cash and Cash Equivalents at End of Period	$5,015	3,157

Item 1. Financial Statements — Continued

Mission Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Management Representations

    The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. This information should be read in conjunction with the Company's Form 10-KSB filed on March 30, 2001.

    The consolidated financial statements include accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank and its subsidiary Mission Community Development Corporation.

    Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

    Some matters discussed in this Form 10-QSB may be "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements. These statements generally appear with words such as "anticipate", "believe", "estimate", "may", "intend", and "expect".

Note 2 — Formation of Mission Community Bancorp

    On December 15, 2000, Mission Community Bancorp acquired all of the outstanding shares of Mission Community Bank's common stock in a non-cash transaction. Mission Community Bancorp has no material business activity other than its involvement in Mission Community Bank. Financial information presented herein for March 31, 2001 and December 31, 2000 is inclusive of the consolidated Company while the comparative information for March 31, 2000 is for Mission Community Bank and its subsidiary.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Income Summary

    For the first three months of 2001, the Company reported net income of $92,000 compared to $33,000 for the similar three-month period in 2000. This increase is generally consistent with the continued growth trend of the Bank for both earning assets and deposits. Total assets increased $13.8 million or 26%, total earning assets increased by $12.4 million or 26%, total deposits increased by $12.9 million or 27% and total stockholders' equity increased by $1.0 million or 21% for the comparative periods ended March 31, 2001 and 2000, respectively.

    The annualized return on average assets improved to 0.57% for the three-month period ended March 31, 2001 from 0.26% for the three-month period ended March 31, 2000.

Net Interest Income

    Net interest income is the amount by which interest income on loans and interest and amortization on investment securities exceed the cost of funding deposits and other borrowings. Net interest income was $679,000 for the first three months of 2001 compared to $482,000 for the same three months in

2000. The components of net interest income and improvements in net income are shown in the following chart (dollars in thousands):

	31-Mar-01%		31-Mar-00%
Interest Income	1,280	100%	1,003	100%
Interest Expense	601	46%	521	51%
Net Interest Income	679	53%	482	48%

    While net interest income has improved, the actual spread between the yield on earning asset and the cost of funds (interest bearing deposits) has decreased as shown in the following chart (dollars in thousands):

	31-Mar-01	31-Mar-00
Average Earning Assets (AEA)	58,514	44,185
Average Deposits	48,961	44,152
Yield on AEA	8.75%	9.08%
Cost of Deposits	4.91%	4.72%
Spread	3.84%	4.36%

    Market dynamics have changed in the past year with prime rate moving up to 9.50% on March 22, 2000 (from 8.75%) and then progressively incrementing down to 8.00% on March 21, 2001 (currently 7.5% after the April 19, 2001 change). The Bank had approximately $3 million in CDs 90-day CDs at December 31, 2000 at an interest rate of 6.5%. These CDs have now been replaced with lower costing CDs and represent approximately a 2% decrease in cost on this block of deposits. Other than these CDs, the Bank has not been able to adjust its cost of funds as quickly as the drop in rates on earning assets; however, it has been able to offset the shrinking spread by increasing demand deposits to $9.3 million from $7.2 million, and shifting more of its earning assets into loans.

    The outlook for interest rates suggests one or more additional decreases are possible in 2001 with discussion now suggesting a possible reversal of this trend in 2002. Management expects to see continued pressures on interest spreads and is reviewing its funds management in an effort to improve or at least maintain current spreads.

Provision for Loan Losses

    During the first quarter of 2001, the Bank added $25,000 to the Allowance for Loan Losses compared to $68,000, which was added in the first three months of 2000. The larger increase in 2000 reflects the material growth in net loans from March 1999 to March 2000 when loans grew from $16.1 million to $34.5 million.

    A review of the Allowance for Loan Losses shows the following changes (dollars in thousands):

	Mar-01	Mar-00
Allowance, Beginning of Period	512	210
Provision for Loan Losses	25	68
Recoveries	0	0
Credit Losses	114	27

Allowance, End of Period	423	251
Allowance as % of Gross Loans	0.90%	0.72%
Gross Loans	47,193	34,824

    While the Allowance has increased by percentage and by dollars, management foresees the need to continue to build the Allowance as gross loans increase and to add such additional amounts that may be required to build the Allowance closer to its peer group percentage. As of December 31, 2000, the Bank's peer group maintained a 1.25% ratio for the Loan Loss Allowance to Gross Loans. A combination of a larger, maturing loan portfolio and uncertain economic conditions in California which include the probable carryover from a national "recession" and continued concerns about possible disruptions from the energy crisis in California are among the factors being evaluated by management in assessing the adequacy of the Allowance.

    Based on its quarterly review, management believes that the Allowance as of March 31, 2001 is adequate to cover future losses.

Noninterest Income

    Noninterest Income represents services charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans. For the first quarter of 2001, the Bank earned $172,000 versus $137,000 for the same three-month period in 2000. The increase in fee income is consistent with the overall growth of the Bank's deposits and loans. Some of the increase came from an expanded merchant bankcard program whereby the Bank is working to expand this service. Net income from merchant card activities is approaching $5,000 per month but is not material as a component of noninterest income (or expense).

Noninterest Expense

    Expenses relating to opening a new Loan Production Office in Arroyo Grande plus salary increase from staff growth, combined to increase noninterest expenses from $518,000 for the first three months of 2000 to $734,000 for the first quarter of 2001. As of March 31, 2000, the Bank had 24 employees compared to 34 as of March 31, 2001.

Balance Sheet Analysis

    The balance sheet continues to grow at approximately 26% per year, which is consistent with goals established in the Bank's strategic plan. The growth has generally been balanced with no specific concentrations for either earning assets or deposits. The Bank has consistently promoted its "MCB Investor" savings account. Savings accounts represents approximately 47% of total deposits as March 31, 2001 compared to 55% as of March 31, 2000. Interest rates paid on the top tier of the MCB Investor account approximate money market rates and the Bank views these deposits as "core deposits" from local customers.

Asset Quality

    The following table set forth the components of non-performing assets and related ratios (dollars in thousands):

	Mar-01	Mar-00
Past due 90 days or more past due and still accruing	0	0
Loans on nonaccrual	295	0

Nonperforming loans	295	0

Nonperforming as percent of total loans	0.63%	na
Allowance as a % of nonperforming loans	143%	na

    The nonperforming loans as of March 31, 2001 were government guaranteed loans, and the table reflects only the Bank's unguaranteed portion of the loans. Real estate or other collateral generally secures the bank's portion of these loans. Total nonaccrual loans as of March 2001 were $1,525,000.

Short Term Borrowings

    The short-term borrowings as of December 31, 2000 represented a $200,000 line of credit from Pacific Coast Bankers Bank to the Company and a $2.4 million repurchase agreement for the Bank. Both of these transactions have been repaid.

Capital

    The Bank's capital ratios as of March 31, 2001 were:

Tier 1 leverage ratio	9.02%
Tier 1 risk-based capital ratio	10.72%
Total risk-based capital ratio	11.50%

    The Bank has consistently qualified under regulatory guidelines as "well capitalized". The Company is inactive and its capital ratios are similar to the Bank's.

    The Bank's strategic plan assumes that growth in total assets will be at a pace that is somewhat faster than the level supported by growth in retained earnings. Management has a successful record of increasing capital pursuant to grants based on its status as a certified Community Development Financial Institution (CDIF). Refer to the December 31, 2000 Form 10-KSB for additional information relating to the Bank's status as a CDFI. Management expects to increase capital in 2001 or 2002 from grants and investments that are currently in process.

Liquidity

    Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties

    Current economic forecasts are mixed with a general consensus that the economy is at best slow and at worst in a mild recession. The California "energy crisis" could exacerbate an already fragile economy for some businesses in California that are dependent on energy. The Bank may choose to survey its customers and to include analysis of energy dependence on current borrowers and future loan requests and heighten it's monitoring of overall economic trends as part of its analysis of the adequacy of the Allowance for Loan Losses.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits:

      None

  (b)
  Reports on Form 8-K:

      None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP
Date: March 10, 2001	/s/ ANITA M. ROBINSON Anita M. Robinson President and Chief Executive Officer
Date: March 10, 2001	/s/ WILLIAM C. DEMMIN William C. Demmin Executive Vice President/Chief Executive Officer

QuickLinks

Mission Community Bancorp March 31, 2001 Index
Mission Community Bancorp and Subsidiary Notes to Consolidated Financial Statements
PART II OTHER INFORMATION
SIGNATURES