Form 10QSB
period 2001-06-30
MISSION COMMUNITY BANCORP
filed 2001-08-10
CIK 1129920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒

Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

☐

Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to ___________________

Commission file number: 333-1289736

MISSION COMMUNITY BANCORP

(Exact Name of Small Business Issuer as Specified in Its Charter)

CALIFORNIA	77-0559736

(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

581 Higuera Street, San Luis Obispo, CA	93401

(Address of Principal Executive Offices)	Zip Code

(805) 782-5000

(Issuer’s Telephone Number, Including Area Code)

Not applicable

(Former Name, former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2001, there were 630,066 shares of Mission Community Bancorp Common
Stock outstanding.

Mission Community Bancorp
June 30, 2001

PART I

ITEM 1.            FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheet
(Unaudited — Dollar Amounts in Thousands)

	30-Jun-01	31-Dec-00

ASSETS:
Cash and Due From Banks	$3,235	$2,326
Federal Funds Sold	2,090	295

Total Cash and Cash Equivalents	5,325	2,621
Interest - Bearing Deposits Other Banks	3,200	298
Investment Securities Net	10,548	13,805
Federal Reserve Bank Stock and Other Stock, at Cost	221	144
Loans	49,121	43,128
Allowance for Loan Losses	(478)	(512)

Net Loans	49,599	42,616
Property, Premises, and Equipment	2,454	2,374
Other Assets	982	1,071

TOTAL ASSETS	$72,329	$62,929

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-Bearing Deposits	$11,212	$8,459
Interest Bearing Deposits	54,811	45,712

Total Deposits	66,023	54,171
Short-term Borrowings	-	2,648
Other Liabilities	385	386

Total Liabilities	66,408	57,205

SHAREHOLDERS' EQUITY:
Common Stock	6,272	6,272
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Accumulated Other Comprehensive Income	64	41
Accumulated Deficit	(999)	(1,172)

Total Shareholders' Equity	5,921	5,724

Total Liabilities and Shareholders' Equity	$72,329	$62,929

The accompanying notes are an integral part of this consolidated financial statement.

Mission Community Bancorp
Condensed Consolidated Statements of Income
(Unaudited – Dollars Amounts in Thousands)

	3 months ended		6 months ended
	June 30		June 30

	2001	2000	2001	2000

Interest Income	$1,226	$1,084	$2,506	$2,087
Interest Expense	533	541	1,134	1,062

Net Interest Income	693	543	1,372	1,025
Provision for Loan Losses	90	35	115	103

Net Income after Provision for Loan Losses	603	508	1,257	922
Noninterest Income	317	148	489	285
Noninterest Expense	839	563	1,573	1,081

Income Before Tax	81	93	173	126
Income Tax	0	0	0	0

Net Income	$81	$93	$173	$126

Per Share Data:
Net Income Per Share – Basis	$0.12	$0.14	$0.25	$0.19

Weighted Average Shares Used in Computation	700,566	650,566	700,566	650,566

Net Income Per Share – Diluted	$0.12	$0.14	$0.25	$0.19
Weighted Average Shares Used in Computation	700,566	650,666	700,566	650,566

The accompanying notes are an integral part of this consolidated financial statement.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statement of Shareholders' Equity
(Unaudited — Amounts in Thousands)

						Accumulated Comprehensive Income
		CommonStock		Comprehensive	Accumulated Deficit

	Preferred Stock	Shares	Amount	Income

Balance at January 1, 2000	$438	601	$5,977		$(1,504)	$(140)

Issuance of Preferred Stock	145
Issuance of Common Stock		30	295

Comprehensive Income:
Net Income				$332	332
Net Unrealized Gain on AFS Securities Net of Taxes of $28				181		181

Total Comprehensive Income				$513

Balance at December 31, 2000	584	631	6,272		(1,172)
						41
Net Income				173	173

Net Unrealized Gain on AFS Securities Net				23		23

Total Comprehensive Income				$196

Balance June 30, 2001	$584	631	$6,272		$(999)	$64

The accompanying notes are an integral part of this consolidated financial statement.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statement of Cash Flows
(Unaudited — Dollar Amounts in Thousands)

	For the Six Month Ended
	30-June-01	30-June-00

OPERATING ACTIVITIES:
Net Income	$173	$126
Adjustments to Reconcile Net Income to Net Cash (Used) Provided by Operating Activities:
Depreciation and Amortization	83	(5)
Provision for Loan Losses	115	103
Other Items — Net	(204)	(292)

Net Cash (Used) Provided by Operating Activities	167	(68)

INVESTING ACTIVITIES:
Purchase of Investment Securities	(8,439)	(29,573)
Sale and Maturity of Investment Securities	10,887	23,154
Purchase of FBR and Other Stock Investments	(77)	0
Net Decrease in CDs with other banks	(2,902)	(409)
Net Change in Loans	(5,993)	(687)
Purchase of Equipment	(143)	(54)

Net Cash Used by Investing Activities	(6,667)	(7,569)

FINANCING ACTIVITIES
Net Change in Deposits	11,852	6,235
Net Change in Other borrowings	(2,648)	(2,472)

Net Cash Provided by Financing Activities	9,204	3,763

Increase (Decrease) in Cash and Cash Equivalents	2,704	(3,874)

Cash and Cash Equivalents at Beginning of Period	2,621	5,817

Cash and Cash Equivalents at End of Period	$5,325	$1,943

Mission Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Management Representations

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2001.

The consolidated financial statements include accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank and its subsidiary Mission Community Development Corporation.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate”, “believe”, “estimate”, “may”, “intend”, and “expect”.

Note 2 – Formation of Mission Community Bancorp

On December 15, 2000, Mission Community Bancorp acquired all of the outstanding shares of Mission Community Bank’s common stock in a non-cash transaction.  Mission Community Bancorp has no material business activity other than its involvement in Mission Community Bank.  Financial information presented herein for June 30, 2001 and December 31, 2000 is inclusive of the consolidated Company while the comparative information for June 30, 2000 is for Mission Community Bank and its subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Income Summary

For the three months ended June 30, 2001, the Company reported net income of $81,000 compared to $93,000 for the similar three-month period in 2000.  This $12,000, or 13% decrease in comparative quarterly income is related to: i) a period-to-period increase of $55,000, or 157% in the Provision for Loan Losses; ii) increased operating expenses from a new Loan Production Office; and an increase in staffing costs.  The Bank’s staff increased to 34 as of June 30, 2001 from 24 as of June 30, 2000.

For the six months ended June 30, 2001, the Company’s net income increased to $173,000 compared to $126,000 for the first six months of 2000 an increase of $47,000 or 37%.  The same expense issues discussed above for the comparative second quarter influenced the six month operation results with the most notable difference being the swing in the Provision for Loan Losses which increased by $25,000 in the first three months of 2001 followed by an increase of $90,000 in the second quarter.  The Company had $23,000 in first quarter expense for legal and shareholder matters following its formation in December 2000.

See subsequent discussions for more comprehensive information on each of the items summarized above.

Net Interest Income

Net Interest Income is the amount by which interest income on loans and interest and amortization on investment securities exceed the cost of funding deposits and other borrowings.  The most important external factor effecting net interest income in 2001 compared to 2000 has been the successive decreases in market interest rates under the Federal Reserves strategy to manage a “soft landing” for the economy.  The Bank’s focus during the past year has been to manage net interest income to mitigate the effects of lower interests rates and the lag between a rate decreases on the asset side compared to the liability side of the balance sheet.

Current results from efforts to manage net interest income are shown in the following two charts.

Components of Net Interest Income (dollars in thousands):

	Three months ended				Six months ended

	Jun- 2001%		Jun- 2000%		Jun- 2001%		Jun-2000%

Interest Income	1,226	100%	1,084	100%	2,506	100%	2,087	100%
Interest Expense	533	43%	541	50%	1,134	45%	1,062	51%

Net Interest Income	693	57%	543	50%	1,372	55%	1,025	49%

Net Interest Margin (NIM) as a percent shows the following trends:

	Comparative quarters ending

	Jun 2001	Mar 2001	Dec 2000	Sep 2000	Jun 2000

Interest Income	7.319%	7.957%	7.42%	7.844%	7.888%
Interest Expense	3.318%	3.751%	3.629%	3.928%	4.018%

Net Interest Margin	4.001%	4.206%	3.791%	3.916%	3.870%

Market dynamics changed in the past year with prime rate moving up to 9.50% in March  2000 and then progressively incrementing down to 6.50% by July 2001. The Bank estimates that it takes from 60 to 180 days from the date a rate change is announced by the Federal Reserve for change in interest rates to more or less equalize between the asset and liability sides of the balance sheet.  The changes in the NIM are influenced by the timing of rate changes during a quarterly cycle, the promptness of deposit rate changes in response to lowering the rate on Federal Funds, loan  payoffs, sale of SBA loans, and any changes in accrual to non accrual loans.

The Bank had approximately $3 million in 90-day CDs at December 31, 2000 at an interest rate of 6.5%.  These CDs were replaced with new lower costing CDs (approximately a 2% decrease in cost on $3 million) at the end of March 2001.  The Bank also accepted in May and June 2001 over $1.6 million in 3-year CDs from other certified community development financial institutions (CDFI) at rates equal to 80% of the 3-year Treasure Notes.  These rates are generally below market CD deposit rates and assisted in lowing the Bank’s cost of funds.

Management has also focused on increasing core demand deposits as part of efforts to manage the cost of funds and net interest income.  As of June 2001, demand deposit represented 15.459% of total assets versus 14.354% of total assets as of June 30, 2000.

In June 2001, the Bank invested $3 million in 3-year CDs at an average rate of 3.47% with other CDFI banks.  This yield is considerably lower than other investment opportunities; however, this investment is consistent with the Bank’s status as a CDFI and its Strategic Plan. This investment positioned the Bank to apply for a 30% funding match on the $3 million from the Bank Enterprise Award Program. The BEA program is operated under the United States Department of Treasury’s Community Development Financial Institutions Fund program.  There is no guarantee that the Bank will receive the full 30% or any portion of the award.  Awards will be announced later this year.

The outlook for interest rates suggests one more decrease is possible in 2001 with discussion now suggesting a potential reversal of this trend in 2002.  Management expects to continue work on improving its net interest margin by careful attention to pricing of its loan products and monitoring deposit costs.

Provision for Loan Losses

The Bank added $25,000 and $90,000, respectively or a six-month total of $115,000 to the Allowance for Loan Losses during the first two quarters of 2001 compared to $68,000 and $35,000 or a total of $103,000 for the same two quarters in 2000.

Changes in the Allowance for Loan Losses (year-to-date and dollars in thousands):

	Three months ended		Six months ended

	Jun-01	Jun-00	Jun-01	Jun-00

Allowance, Beginning of Period	423	251	512	210
Provision for Loan Losses	90	35	115	103
Recoveries	1	0	1	0
Less Credit Losses	(36)	(10)	(150)	(37)

Allowance, End of Period	478	276	478	276

Allowance as% of Gross Loans	0.97%	0.81%	0.97%	0.81%

Gross Loans	49,121	33,905	49,121	33,905

While the Allowance has increased by percentage and by dollars, management foresees the need to continue to build the Allowance as gross loans increase and to add such additional amounts that may be required to build the Allowance percentage based on its assessment of credit risk.  The Bank is nearing its fourth year of operation and in addition to its internal analysis of the adequacy of the Allowance, it also monitors peer group activity to compare with banks with more seasoned loan portfolios.  As of March 31, 2001, the Bank’s peer group maintained a 1.25% ratio for the Loan Loss Allowance to Gross Loans, which was unchanged from December 31, 2001 (Source – FDIC Uniform Bank Performance Report).

A combination of a larger, maturing loan portfolio and uncertain economic conditions in California which include a probable carryover from a national “recession” and continued concerns about disruptions from energy related problems are among the additional factors being evaluated by management in assessing the adequacy of the Allowance.

Based on its quarterly review, management believes that the Allowance as of June 30, 2001 is adequate to cover future losses. (See asset quality for an additional discussion on loan activity.)

Noninterest Income

Noninterest Income (NII) represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.

For the first two quarters of 2001, the Bank’s Noninterest Income was $172,000 and $317,000, respectively compared to $137,000 and $148,000, respectively for the March and June quarters in 2000.  The $169,000, or 114% increase from quarter-to-quarter in 2001 was primarily the result of loan servicing income and gain on sale of SBA loans.   The increase in fee income is consistent with the overall growth of the Bank’s deposits and loans and in SBA loan activity.

The following table highlights comparative growth for major components of Noninterest Income:

	Three months ended		Six months ended

	Jun- 01	Jun-00	Jun-01	Jun-00

Merchant Card Income	76,809	40,424	142,310	61501
Service Charges and Fees	39,621	23,831	69,786	47,654
Loan Servicing	45,582	55,426	71,547	76,860
Sale of SBA Loans	115,792	68,604	158,640	99,413

As part of its marketing strategy, the Bank waives many of the “normal” service charges that are traditionally charged by other major banks and other commercial banks.  On a quarterly basis, this represents at least $15,000 to $18,000 in waived (potential) income  from deposit service charges.   The Bank also, for competitive reasons, has not implemented a formal account analysis system for business accounts.  While there is no immediate plan to increase Noninterest Income by implementing account analysis and/or by collecting service fees that are currently waived, this remains a potential opportunity for increasing operating income.

During the second quarter 2001, the Bank employed an experienced officer as senior vice president of government lending (primarily SBA lending).  Previously the Bank’s president managed the SBA department.  This change was made in recognition of the importance of SBA and government lending to the Bank both as a source of income and as a complement to its community development activities.  The Bank expects to increase its focus on SBA lending and has identified it as a major profit center.

Noninterest Expense

Noninterest Expenses increased $297,000, or 53% and $494,000 or 46% for the respective three and six months for June 2001 compared to June 2000.   The expense increases are consistent with the Bank’s growth including additional staff, added premises, additional equipment, and new expenses relating to the holding company, which was formed in December 2000.

Holding company expenses as of June 2001 totaled $23,000 and relate directly to legal and shareholders matters following the formation of the Company in December 2000.

The Bank’s staff increased to 34 as of June 30, 2001 from 24 for the same month in 2000.  Salary expenses in the second quarter of 2001 increased by $133,000 compared to the same quarter end in 2000.

Occupancy expenses for the second quarter of 2001 increased by $37,000 compared to the same period in 2000. Merchant card expense also increased by $30,000 for the second quarter of 2001 compared to the same period in 2000.

Balance Sheet Analysis

The balance sheet continues to grow at approximately 25% to 30% per year, which is consistent with goals established in the Bank’s strategic plan.   The growth has generally been balanced with no specific concentrations for either earning assets or deposits.  The Bank’s reliance on its  “MCB Investor” savings account as a primary funding source continues to decline as it builds new deposit relationships using a mix of other deposit products.  Savings accounts represents approximately 42% of total deposits as of June 30, 2001 compared to 47% as March 31, 2001 and 55% as of June 2000.   Interest rates paid on the top tier of the MCB Investor account approximate money market rates, and the Bank views these deposits as “core deposits” from local customers.   The deposit rates on the MBC Investor account are rate sensitive and have been repriced to approximate market levels as interest rates decline.

Asset Quality

The following table set forth the components of non-performing assets and related ratios (dollars in thousands):

	Jun-01	Jun-00

Past due 90 days or more past due and still accruing	266	0
Less SBA Guaranteed Portion	(200)	0
Loans on nonaccrual	1,217	227
Less SBA Guaranteed Portion	(856)	(170)

Nonperforming loans	427	56

Nonperforming as percent of total loans	0.87%	0.68%
Allowance as a % of nonperforming loans	112%	493%

The majority of nonperforming loans as of June 30, 2001 were government guaranteed loans (SBA). Management is working on reducing the level of nonperforming assets and in 2001 hired two loan officers who are experienced in loan workouts as well as direct lending.   All of the past due and nonaccruing loans are secured and in the process of collection.  During the second quarter of 2001, the Bank added an assessment of possible risk from any disruption of its loan customers’ business as a result of energy related problems and/or from any economic slowdown in California that is energy related or related to National economic changes.  There have been no reported changes in loan classifications due to energy or “recession” related changes.  Management expects to continue to monitor loan activity based on a heightened awareness of economic cycles and energy related concerns.

Short Term Borrowings

The short-term borrowings as of December 31, 2000 represented a $200,000 line of credit from Pacific Coast Bankers Bank to the Company and a $2.4 million repurchase agreement for the Bank.  Both of these transactions have been repaid in January 2001.  In July 2001, the Company opened a new $200,000 line of credit with PCBB to provide liquidity for the Company and to meet possible expenses relating to raising new capital.

Capital

The Bank’s capital ratios as of June 30, 2001 and June 30, 2000 were:

	June 2001	June 2000

Tier 1 leverage ratio	8.71%	8.69%
Tier 1 risk-based capital ratio	10.06%	10.78%
Total risk-based capital ratio	10.87%	11.43%

The Bank has consistently qualified under regulatory guidelines as “well capitalized”. The Company is inactive and its capital ratios are similar to the Bank’s.

The Bank’s strategic plan assumes that growth in total assets will be at a pace that is somewhat faster than the level supported by growth in retained earnings.  Management has a successful record of increasing capital pursuant to grants based on its status as a certified Community Development Financial Institution (CDIF).  Refer to the December 31, 2000 Form 10-KSB for additional information relating to the Bank’s status as a CDFI.  Management expects to increase capital in 2001 or 2002 from grants and investments that are currently in process.

Liquidity

Management is not aware of any future changes that would significantly impair liquidity.  (See Short Term Borrowings above for a discussion about Company liquidity and borrowings.)

Economic Uncertainties

Current economic forecasts are mixed with a general consensus that the economy is at best slow and at worst in a mild recession.  The California “energy crisis” continues to pose risks to an already fragile economy primarily for businesses that are dependent on energy.  However, current performance and information suggests that the energy problems will not be as severe as suggested in “worst case” scenarios.  The Bank expects to continue to monitor its customers and to include analysis of energy dependence on current borrowers and future loan requests and heighten its monitoring of overall economic trends as part of its analysis of the adequacy of the Allowance for Loan Losses.

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

MISSION COMMUNITY BANCORP
Date: August 13, 2001
/s/ Anita M. Robinson

Anita M. Robinson
President and Chief Executive Officer

Date: August 13, 2001
/s/ William C. Demmin

William C. Demmin
Executive Vice President/Chief Financial Officer