Form 10QSB
period 2001-09-30
MISSION COMMUNITY BANCORP
filed 2001-11-13
CIK 1129920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒          No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2001, there were 630,066 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

September 30, 2001

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheet

(Unaudited -- Dollar Amounts in Thousands)

	30-Sep-01	31-Dec-00
ASSETS:
Cash and Due From Banks	$2,020	$2,326
Federal Funds Sold	1,150	295
Total Cash and Cash Equivalents	3,170	2,621
Interest-bearing Deposits Other Banks	3,099	298
Investment Securities Net	11,398	13,805
Federal Reserve Bank Stock and Other Stock, at Cost	220	144
Loans	55,736	43,128
Allowance for Loan Losses	(533)	(512)
Net Loans	55,203	42,616
Property, Premises, and Equipment	2463	2,374
Other Assets	1,259	1,071
TOTAL ASSETS	$76,812	$62,929

LIABILITIES AND SHAREHOLDERS' EQUITY:
Noninterest-bearing Deposits	$12,123	$8,459
Interest Bearing Deposits	57,871	45,712
Total Deposits	69,993	54,171
Short-term Borrowings	25	2,648
Other Liabilities	673	386
Total Liabilities	70,691	57,205

SHAREHOLDERS' EQUITY:
Common Stock	6,272	6,272
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Accumulated Other Comprehensive Income	93	40
Accumulated Deficit	(828)	(1,172)
TOTAL SHAREHOLDERS' EQUITY	6,121	5,724
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$76,812	$62,929

The accompanying notes are an integral part of this consolidated financial statement.

Item 1.    Financial Statement – Continued

Mission Community Bancorp

Condensed Consolidated Statements of Income

(Unaudited – Dollars Amounts in Thousands)

	3 months ended		9 months ended
	Sep 30		Sep 30
	2001	2000	2001	2000
Interest Income	$1,390	$1,098	$3,896	$3,185
Interest Expense	547	531	1,681	1,593
Net Interest Income	843	567	2,215	1,592
Provision for Loan Losses	50	60	165	163
Net Income after Provision for Loan Losses	793	507	2,050	1,429
Noninterest Income	263	210	752	495
Noninterest Expense	884	548	2,457	1,629
Income Before Tax	172	169	345	295
Income Tax	0	0	0	0
Net Income	$172	$169	$345	$295

Per Share Data:
Net Income Per Share – Basic	$0.25	$0.26	$0.49	$0.45
Weighted Average Shares Used in Computation	700,566	650,566	700,566	650,566

Net Income Per Share – Diluted	$0.25	$0.26	$0.49	$0.45
Weighted Average Shares Used in Computation	700,566	650,666	700,566	650,566

The accompanying notes are an integral part of this consolidated financial statement.

Item 1.    Financial Statements – Continued

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statement of Shareholders' Equity

(Unaudited -- Amounts in Thousands)

						Accumulated
	Preferred	CommonStock		Comprehensive	Accumulated	Comprehensive
	Stock	Shares	Amount	Income	Deficit	Income

Balance at January 1, 2000	$438	601	$5,977		$(1,504)	$(140)

Issuance of Preferred Stock	145
Issuance of Common Stock		30	295

Comprehensive Income:
Net Income				$332	332
Net Unrealized Gain on AFS Securities Net				181		181

Total Comprehensive Income				$513

Balance at December 31, 2000	584	631	6,272		(1,172)	41

Net Income				345	345

Net Unrealized Gain on AFS Securities Net				53		53

Total Comprehensive Income				$398

Balance September 2001	$584	631	$6,272		$(828)	$93

The accompanying notes are an integral part of this consolidated financial statement.

Item 1.  Financial Statements – Continued

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statement of Cash Flows

(Unaudited -- Dollar Amounts in Thousands)

	For the Six Month Ended
	30-Sep-01	30-Sep-00
OPERATING ACTIVITIES:
Net Income	$345	$295
Adjustments to Reconcile Net Income to Net Cash (Used) Provided by Operating Activities:
Depreciation	142	104
Amortization security premiums net of discount	142	(97)
Provision for Loan Losses	165	163
Gain on sale of Loans	(287)	(220)
Other Items -- Net	204	(301)
Net Cash (Used) Provided by Operating Activities	711	(56)

INVESTING ACTIVITIES:
Purchase of Investment Securities	(11,580)	(35,306)
Sale and Maturity of Investment Securities	13,891	28,595
Purchase of FBR and Other Stock Investments	(76)	(13)
Net Decrease in CDs with other banks	(2,801)	(311)
Net Change in Loans	(12,608)	(6,958)
Purchase of Equipment	(187)	(119)
Net Cash Used by Investing Activities	(13,361)	(14,112)

FINANCING ACTIVITIES
Net Change in Deposits	15,822	11,575
Net Change in Other borrowings	(2,623)	(1,137)
Net Cash Provided by Financing Activities	13,199	10.438

Increase (Decrease) in Cash and Cash Equivalents	549	(3,730)

Cash and Cash Equivalents at Beginning of Period	2,621	5,817

Cash and Cash Equivalents at End of Period	$3,170	$2,087

Item 1.    Financial Statements – Continued

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2001 and 2000, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 – Formation of Mission Community Bancorp

On December 15, 2000, Mission Community Bancorp acquired all of the outstanding shares of Mission Community Bank’s common stock in a non-cash transaction.  Mission Community Bancorp has no material business activity other than its involvement in Mission Community Bank.  Financial information presented herein for September 30, 2001 and December 31, 2000 is inclusive of the consolidated Company while the comparative information for September 30, 2000 is for Mission Community Bank and its subsidiary.

Item 2.            Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Income Summary

For the three months ended September 30, 2001, the Company reported net income of $172,000 compared to $169,000 for the similar three-month period in 2000.  This relatively small $3,000, or 2% increase in comparative quarterly income is consistent with the increased costs of Bank infrastructure from the opening of a loan production in Arroyo Grande in December 2001 and an increase in staff from 29 in September 2000 to 35 in September 2001.  The staff increases include three employees at the loan production office and three senior level officers in credit administration, government lending, and operations administration.

For the nine months ended September 30, 2001, the Company’s net income increased to $345,000 compared to $295,000 for the first nine months of 2000. This represents an increase of $50,000 or 17%.  The same expense issues discussed above for the comparative third quarters influenced the nine-month operation results with increases in most operating expense classifications as the Bank continue its rapid growth compared to 2000.

Net Interest Income

Net Interest Income is the amount by which interest income on loans and interest and amortization on investment securities exceed the cost of funding deposits and other borrowings.  The single most significant factor effecting net interest income in 2001 compared to 2000 has been the 450 basis point decreases in interest rates within the first 10 months of 2001. These rate cuts were promulgated by the Federal Reserve due to material economic changes -- in reality, the economy has dropped into a recession in most areas.

The Bank’s focus in 2001 has been on managing net interest income to mitigate the effects of a fast-paced lowering of interest rates.  The following charts show comparative information for interest income and expense.

Components of Net Interest Income (dollars in thousands):

	Three months ended				Nine months ended
	Sep- 2001%		Sep- 2000%		Sep- 2001%		Sep-2000%
Interest Income	1,390	100%	1,098	100%	3,896	100%	3,185	100%
Interest Expense	547	39%	531	48%	1,681	43%	1,593	50%
Net Interest Income	843	61%	567	52%	2,215	57%	1,592	50%

Net Interest Margin (NIM) shows the following trends:

	Comparative quarters ending
	Sep 2001	Jun 2001	Mar 2001	Dec 2000	Sep 2000
Net Interest Margin	3.256%	3.035%	3.262%	3.552%	3.488%

Overall, growth in volumes has helped the Bank maintain a relative level of consistency in its net interest margin.  While the Bank has not been able to directly match the large drop in the yield on earning assets with corresponding decreases in interest expense, it has been able to mitigate some of the rate change.

Strategies that have been used to reduce the interest rate shocks included increases in core demand deposits as part of efforts to lower the cost of funds.  As of September 2001, non-interest demand deposits represented 17.3% of total deposits versus 15.6% of total deposits as of same month in 2000. The Bank has also seen a progressive drop in the cost of CDs as several large blocks of CDs (at higher 2000 rates) have been renewed and repriced at lower rates in 2001. The Bank continues to have a high deposit concentration in its Investor Savings Account which represented approximately 40% of total deposits.  While this concentration has decreased from 59% as of September 2000, it represents a large block of deposits that are sensitive to immediate changes in rates.  The Bank benefited in 2001 from its status as a Certified Development Financial Institution (CDFI) through the acquisition of below market certificates of deposit from other CDFI banks and from the State of California.  These below market deposits total approximately $1.6 million and $3.0 million, respectively, or approximately 16% of the Bank’s CDs.

On the asset side, the Bank continues to maintain a majority of its loan portfolio with floating rates with some limited increases in fixed rate lending and some increased use of rate floor.  The investment portfolio is primarily at fixed rates with a ladder of callable agency securities with calls extending into 2002.  Many of the calls in 2001 have provided income from the accelerated realization of discounts.

The Federal Reserve on November 6, 2001 slashed its main short-term interest rate target by one-half percentage point to 2.00%. Meanwhile, the discount rate was cut by one-quarter percentage point to 1.50%.   This marks the tenth time this year the Fed has cut rates, bringing it to the lowest point in nearly 4 decades.  The Fed has now cut its key federal funds rate target by 4.50 percentage points in only 10 months, representing the fastest pace of monetary easing in nearly 20 years. The Fed left the door open for more interest rate cuts, saying risks are weighted toward economic weakness rather than inflation.

Management expects to continue work on improving its net interest margin by careful attention to its loan pricing and monitoring deposit costs.

Provision for Loan Losses

The Bank expensed $50,000 in the three months ended September 2001 to increase the Allowance for Loan Losses compared to $60,000 for the same 3 months in 2000.  For the comparative nine month periods, the expense was $165,000 in 2001 compared to $163,000 in 2000.   The marginally higher Provision expense in the third quarter of 2000 is consistent with the Bank’s status at that time as a 3-year old bank which had experienced rapid loan growth and its first problem loans.  In 2001, the portfolio continued to grow but a majority of the portfolio is more seasoned and actions have been taken to improve credit administration and increase attention to working out special or problem assets.

Changes in the Allowance for Loan Losses (year-to-date and dollars in thousands):

	Three months ended		Nine months ended
	Sep-01	Sep-00	Sep-01	Sep-00
Allowance, Beginning of Period	478	276	512	210
Provision for Loan Provision for Loan Losses	50	60	165	163
Recoveries	5	0	6	0
Less Credit Losses	(0)	(24)	(150)	(61)
Allowance, End of Period	533	312	533	312

Allowance as % of Gross Loans	0.96%	0.78%	0.96%	0.78%

Gross Loans	55,736	40,236	55,736	40,236

While the Allowance has increased by percentage and by dollars, management foresees the need to continue to build the Allowance as gross loans increase and to add such additional amounts that may be required to build the Allowance based on its assessment of credit risk.

In its review of the adequacy of the Allowance, management and the board consider a number of factors including:

1.     the increased size of the portfolio,

2.     the maturing nature of the portfolio,

3.     guarantees and collateral,

4.     results from the Bank’s credit review process,

5.     National, California and local economic forecasts, and

6.     other factors

The primary factor that has received increased attention in the past six to nine months is the deterioration of the economy.   Based on a November 1, 2001 detailed economic forecast by the University of California, Santa Barbara which was prepared for San Luis Obispo County (updated following the events of September 11), it appears that San Luis Obispo should be sheltered from most of the effects of the recession and continue to have modest growth in 2002.   This still represents a material slow down in economic activity, and management expects to closely monitor the loan portfolio for any signs that new economic stresses or strains that could potentially change one or more sectors of the loan portfolio.  Based on current workout plans, management at this time anticipates a material reduction in problem assets by the end of 2001.

Based on its quarterly review, management believes that the Allowance as of September 30, 2001 is adequate to cover future losses. (See Asset Quality for an additional discussion on loan activity.)

Noninterest Income

Noninterest Income (NII) represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.

For the first nine months of 2001, the Bank’s Noninterest Income was $752,000 and $495,000 or an increase of 52%.  For the three months ended September 30, the increase was $53,000 or 25%.

The following table highlights comparative activity for major components of Noninterest Income (dollars in thousands):

	Three months ended		Nine months ended
	Sep- 01	Sep-00	Sep-01	Sept-00
Merchant Card Income	81	44	223	105
Sale of SBA Loans	129	121	287	220
Sub total	210	165	510	325

These tends are consistent with the overall growth pattern of the Bank.  As of September 30, 2001, which is the fiscal year end for the Small Business Administration, Mission Community Bank was ranked number 1 in San Luis Obispo County for SBA lending with a total of 41 transactions completed for a total of over $12.5 million in new loans.  The Bank expects that SBA lending will continue to be a primary concentration for its lending activities.

Noninterest Expense

For the three months ended September 2001, Noninterest Expenses increased $336,000, or 61% compared to the same three month period last year.  The primary areas that account for this increase were $127,000 in salaries for staff increases, $46,000 for increased occupancy costs including the new LPO in Arroyo Grande plus the relocation of the administrative office, and $32,000 for expenses relating to merchant card processing.  Consulting fees also increased by approximately $20,000 for the comparative three month periods with a majority of this amount related to an assessment of the Bank’s computer systems and proposals for improving security and performance.

For the nine months ended September 2001, operating expenses increased by $828,000 or 51%.  The primary areas that experienced increased expense were salaries which increased by $375,000 with a total of six new positions including three senior positions, occupancy which increased by $105,000, data processing which increased by $53,000, and merchant card processing which increased by $103,000.

These expense increases were consistent with both the growth in assets and the need to expand senior management functions as the Bank’s size and complexity reaches the $75 million in total asset level and to prepare for continued growth.

The Bank also has additional expenses associated with its status as a CDFI.  These expenses relate to staff and officer time plus direct costs associated with additional levels for reporting and for the preparation of grant requests.  The Bank is currently reviewing these costs and expects to improve its monitoring systems for both the costs associated with its status as CDFI and for the improved levels of report writing technology and staffing that are required for reporting purposes.

Balance Sheet Analysis

Total assets have consistently increased since September 2000 at a rate of approximately 31% per year or from $58.7 million to $76.8 million as of September 30, 2001.   In the three months ended September 30, 2001, assets grew from $72.3 million in June 2001, or an increase of 6% (annualized 24%).   This slower growth in the last quarter is consistent with a general economic hesitation immediately following the events of September 11.  Management also elected to slow the growth of deposits to more closely match loan growth since it was becoming more difficult, in a decreasing interest rate environment, to profitably invest short-term excess funds. The Bank’s internal forecast also consistently pointed to an overall economy that was fragile at best with more negative than positive economic signs.

Net loan totals since September 2000 increased by 40% as the Bank moved forward with business plans to expand its lending activities including but not limited to SBA lending.  This fast-paced loan growth continued in the third quarter with growth of 13% (52% annualized).  Many of the loans booked in the third quarter had been in process for one or more months, and the SBA department was active in funding loans prior to the SBA’s September 30 fiscal year end.  During the past quarter, management and the board have increased loan underwriting standards commensurate with the increased concerns about recession and credit risk.  The current loan pipeline suggests much slower growth in the fourth quarter.

Bank Enterprise Award

As part of the Bank’s CDFI activities, the Bank invested $3 million in 3-year CD with other CDFI institutions at 80% of the 3-year Treasure rate during June 2001.  This investment was consistent with the bank’s application under the Department of Treasury’s Bank Enterprise Award program.  The Bank was notified in October that it has received an award equal to 33% of this investment and is currently waiting for the $990,000 to be sent to the Bank.  These funds are expected before the end of 2001.  Accounting issues relating to this award are currently being reviewed pending receipt of the funds, and the BEA award will positively impact both 2001 income and income for the next three years.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	Sep-01	Jun-01	Sep-00
Past due 90 days or more past due and still accruing	71	266	12
Less SBA Guaranteed Portion	(0)	(200)	(9)
Loans on nonaccrual	2,286	1,217	445
Less SBA Guaranteed Portion	(1,762)	(856)	(361)
Nonperforming loans	595	427	87

Nonperforming as percent of total loans	1.07%	0.87%	0.22%
Allowance as a% of nonperforming loans	90%	112%	359%

The majority of nonperforming loans as of September 30, 2001 were government guaranteed loans (SBA). Management is working on reducing the level of nonperforming assets. In 2001, the Bank employed two new loan officers who are experienced in loan workouts as well as direct lending.   All material past due and nonaccruing loans are secured and/or in the process of collection.  The Bank anticipates a significant reduction in past due loans by year end based on current workout plans with past due borrowers.   Current projections also anticipate approximately $50,000 to $80,000 in nonaccrual interest will be collected prior to the end of the year.

There have been no reported changes in loan classifications due to energy or “recession” related changes.  The total number of past due loans remains low and has not materially increased during the past quarter.  Management expects to continue to monitor loan activity based on a heightened awareness of economic changes.

Short Term Borrowings

The short-term borrowings as of December 31, 2000 represented a $200,000 line of credit from Pacific Coast Bankers Bank to the Company and a $2.4 million repurchase agreement for the Bank.  Both of these transactions were repaid in January 2001.

In July 2001, the Company established a new $200,000 line of credit with PCBB to provide liquidity for the Company and to meet possible expense relating to raising new capital.  The line currently has $25,000 outstanding with repayment expected to come from a pending capital increase from a pending CDFI capital award.

Capital

The Bank’s capital ratios as of September 30, 2001 and September 30, 2000 were:

	Sep 2001	Sept 2000
Tier 1 leverage ratio	7.84%	8.79%
Tier 1 risk-based capital ratio	9.67%	10.84%
Total risk-based capital ratio	10.51%	11.78%

The Bank has consistently qualified under regulatory guidelines as “well capitalized”. The Company is inactive, and its capital ratios are similar to the Bank’s.

The Bank’s strategic plan assumes that growth in total assets will be at a pace that is somewhat faster than the level supported by growth in retained earnings.  While the growth goals in the strategic plan are currently being reassessed, the BEA award of $990,000 will provide a material increase in the Bank’s capital base in 2001 and beyond.

During the third quarter, Mission Community Bancorp was notified that it was one of 250 organizations around the country to receive a portion of the $107.5 million awarded by the Community Development Financial Institutions (CDFI) Fund of the U.S. Department of the Treasury.  This fund was created to expand the availability of credit, investment capital, and financial services in distressed urban and rural communities.  The Company was awarded $500,000 for 2001 under the CDFI program’s Core Component.  It is the only bank in California to be selected for funding in this category.  It is anticipated that these funds will be received by year end 2001.  This capital increase will be in the form of preferred stock similar to prior grants which were received in 1999/2000.

Liquidity

Management is not aware of any future changes that would significantly impair the Bank’s liquidity.

Company liquidity has been provided by the PCBB loan pending receipt of the CDFI capital grant.

Economic Uncertainties

The overall economy is fragile at best and more difficult to project than at any time in recent memory.  While not agreeing on definitions, in reality, the National and California economies were at some stage of recession prior to the September 11 attacks and there are no clear predictions on when the recession will reach bottom or when the recovery will begin.

It now appears that the California “energy crisis” has been avoided in terms of supply, but this was only accomplished by purchasing future contracts for energy that virtually guarantee that California will have the one of the highest costs for energy in the country. The full effect of the higher energy costs is still not fully understood.

San Luis Obispo, which currently has the lowest unemployment rate in California, is expected to have positive growth in 2002.  But, the pace of growth will be slower.

Management anticipates a general slowdown in 2002 with some increases in economic activity by 2003.  The primary areas of concern are credit risk and interest rate risk.  These issues are being reviewed as part of the Bank’s annual budget and planning process.

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

MISSION COMMUNITY BANCORP

Date:	November 13, 2001

/s/ Anita M. Robinson
Anita M. Robinson
President and Chief Executive Officer

Date:	November 13, 2001

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer