Form 10KSB40
period 2001-12-31
MISSION COMMUNITY BANCORP
filed 2002-03-27
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the Year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-12892

MISSION COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

State of California	77-0559736
(State or other jurisdiction of employee incorporation or organization)	(I.R.S. Identification No.)

581 Higuera St., San Luis Obispo, California 93401	(805) 782-5000
(Address of principal executive offices) (Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐ (1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒

Registrant’s revenue for this year ended December 31, 2001 was $6,873,657. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2002 was $4,353,797.  As of March 1, 2002, the Registrant had 630,066 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

(1) Prior to December 18 2000, Mission Community Bancorp’s subsidiary, Mission Community Bank, N.A. filed reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 will the Comptroller  of the Currency.  On December 18, 2000, Mission Community Bancorp filed an 8-K report with the Commission reporting that it had acquired Mission Community Bank, N.A. in a holding company formation transaction and that it would thereafter file reports with the Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

NOTE

Certain statements contained in this Report, including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of section 27a of the Securities Act of 1933 and section 21e of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions in those areas in which the company operates, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of the company’s business, and other factors referenced in this Report. The Company disclaims any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Mission Community Bancorp (the “Company”) is a California corporation organized in September, 2000 to act as the bank holding company for Mission Community Bank (the “Bank”). In December, 2000, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.  Shareholders of the Bank received one share of the common stock of the Company for each share of Bank common stock.  The transaction was accounted for on a basis similar to the pooling of interest method and was structured to be tax free to the shareholders. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The Bank

The Bank, a national banking association, opened its Main Office and commenced operations on December 18, 1997 at 581 Higuera Street, San Luis Obispo, California 93401. The Bank is authorized to engage in the general commercial banking business and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law. At December 31, 2001, the Company had approximately $79.9 million in assets, $59.8 million in net loans, $71.7 million in deposits, and $6.8 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank established a wholly-owned subsidiary community development corporation, Mission Community Development Corporation (“MCDC”), and an affiliate not-for-profit, Mission Community Services Corporation (“MCSC”).

Mission Community Development Corporation is a “for-profit” CDC, which provides financing for small businesses and low- and moderate-income area development and/or affordable housing projects. Its purpose is to benefit small business and low- and moderate-income areas/residents. The board of directors of MCDC consists of four members of the Board of Directors of the Bank and three outside members who are actively involved in supporting community affairs and activities.

Mission Community Services Corporation is a “not-for-profit” public charitable corporation and is in the process of filing under IRS Section Code 501(c )(3). This company’s primary focus is to provide technical support, services and accessibility to funding sources, which require non-profit status to qualify for granting purposes. The Board of Directors of MCSC consists of both Bank and Mission Community Development Corporation board members.

Mission Community Bank and its subsidiary Mission Community Development Corporation and its affiliate Mission Community Services Corporation, form an organizational vehicle intended to provide economic revitalization and community development to the Central Coast of California.

The Bank’s Mission Statement commits to:

“Our mission is to be the leading financial institution in our community providing financial support and services by promoting community development and economic vitality

This will be accomplished through the development of high quality, community directed banking services and through the fostering and nurturing of small business growth.

We will be innovative in the development and creation of jobs and individual wealth within our community, and be a partner and facilitator in creating opportunities in our marketplace.

All of this will be accomplished while providing strong value to our shareholders and a meaningful financial investment to our investors”.

The Department of Treasury, Community Development Institution Fund (CDFI), has certified the Company and the Bank as “community development financial institutions.” This status also provides some Community Reinvestment Act (CRA) credit to institutional depositors and investors.  It also opens various government sponsored programs, grants, and awards in which the Bank and Company may participate.

Related to its status as a “Community Development Financial Institution,” the Company completed the private placement of $1,000,000 in common and preferred stock during December 2000 to two institutional investors.  The Company also was awarded a $500,000 grant in 2001 from the CDFI Fund which will be funded in 2002 in the form of preferred stock.   See “Item 5. Market for Common Equity and Related Stockholder Matters — Issuance of Preferred Stock.”

Banking Services

The Bank offers a wide variety of deposit, loan and other financial services to small businesses, entrepreneurs and their employees and families.  Its key strengths are customer service, an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects, together with its wholly-owned subsidiary, Mission Community Development Corporation.

The Bank’s primary service area consists of San Luis Obispo County and Northern Santa Barbara County, which lies centrally within the State of California along the Pacific Ocean. The Bank operates out of its Main Office in the city of San Luis Obispo, its branch in Paso Robles, and a loan production office in Arroyo Grande. The Bank offers products and services to Customers located throughout San Luis Obispo County. The city of San Luis Obispo is located in the central west portion of this service area. The South County includes the cities of Pismo Beach, Arroyo Grande, Grover Beach, and unincorporated areas of Oceano and Nipomo and is often referred to as the “Five Cities” area. The “North County” includes the cities of Paso Robles, Atascadero, Templeton and Santa Margarita.  “The Coast” includes Los Osos, Morro Bay, Cayucos, Cambria and San Simeon. Northern Santa Barbara County includes the cities of Santa Maria, Guadalupe, Lompoc. The Bank offers services to companies and individuals located in the southern and northern portions of the county through the use of ATMs and courier services.

The Bank offers checking and savings accounts, money market accounts and time certificates of deposits; offers commercial, agribusiness, government guaranteed, real estate, automobile and other installment and term loans and leases; issues drafts, sells travelers’ checks and provides other customary banking services. Although the Bank does not operate a trust department or provide international services, it makes trust services or international services available through correspondent institutions. The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  As a CDFI, the Bank also emphasizes loans and financial services to low- to moderate income communities within its service area. The Bank takes real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) agricultural loans (iii) construction loans, (iv) real estate loans, and (v) consumer loans. As of December 31, 2001, these four categories accounted for approximately 35%, 5%, 17%, 36%, and 6% respectively, of the Bank’s gross loan portfolio. As of December 31, 2001, $33 million or 55% of the Bank’s $60 million in gross loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development.

Most of the Bank’s deposits are attracted by local promotional activities and advertising in the local media. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2001, the Bank had approximately 2,316 deposit accounts consisting of non-interest bearing (demand) of $13.0 million with 1,767 accounts or an average balance of $7,374; 68 interest-bearing demand and money market accounts with balances totaling $2.7 million for an average balance per account of approximately $39,518;  949 savings accounts with balances totaling $27.0 million for an average balance per account of approximately $28,598; and 535 time certificate of deposit accounts with balances totaling $28.9 million, for an average balance per account of approximately $54,043.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) BEA award, (v) gain on sale of loans, and (vi) interest on other investments including federal funds sold.  For the year ended December 31, 2001, these sources comprised 64.4%, 11.2%, 9.3%, 7.8%, 4.9% and 2.4%, respectively, of the Bank’s total operating income.

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

Most of the Bank’s business originates from San Luis Obispo County. The Bank’s business, based upon performance to date, does not appear to be seasonal. A material portion of the Bank’s loans is not concentrated within a single industry or group of related industries, nor is the Bank dependent upon a single customer or group of related customers for a material portion of its deposits. Management of the Bank is unaware of any material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Employees

As of  March 1, 2002 the Bank had a total of 33 employees, of which 32 were full-time employees. The management of the Bank believes that its employee relations are satisfactory. The Company has no salaried employees; the Company’s officers all hold similar positions at the Bank and receive compensation from the Bank.

Competition

The banking and financial services business in California generally, and in the Bank’s market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers.

The Bank’s business is concentrated in San Luis Obispo County and Northern Santa Barbara County. In order to compete with other financial institutions in its service area, the Bank relies principally upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and delivery of non-cash banking items. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community development oriented institution. The Bank also seeks to provide special services and programs for individuals in its primary service area who are employed in the agricultural, professional and business fields, such as loans for equipment, furniture, tools of the trade or expansion of practices or businesses. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns. They also perform services, such as trust services, international banking, discount brokerage and insurance services that the Bank is not authorized or prepared to offer currently. The Bank has made arrangements with its correspondent banks and with others to provide such services for its customers. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank has offered, and intends to offer in the future, such loans on a participating basis with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its legal lending limits. As of December 31, 2001, the Bank’s legal lending limits to a single borrower and such borrower’s related parties was $1,118,500 based on regulatory capital plus reserves of $7,457,000.

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

Effect of Government Policies and Recent Legislation

Banking is a business that depends on rate differentials. In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.  See “Financial Services Modernization Act.”

Supervision and Regulation

General

The Company and the Bank are extensively regulated under both federal and state law. Set forth below is a summary description of certain laws that relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

The Company

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board. The Company is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

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

The Company is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries. However, the Company may, subject to the prior approval of the Federal Reserve Board, engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. See discussion under “Financial Modernization Act” below for additional information.

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

Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe and unsound manner. In addition, it is the Federal Reserve Board’s policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board’s regulations or both.

The Company is subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and files reports pursuant to such Act with the Securities and Exchange Commission.

The Bank

The Bank is chartered under the laws of the United States and its deposits are insured by the FDIC to the extent provided by law. The Bank is subject to the supervision of, and is regularly examined by, the Office of the Comptroller of Currency (“OCC”). Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition.

Various requirements and restrictions under the laws of the United States and of California affect the operations of the Bank. Federal statutes relate to many aspects of  the Bank’s operations, including reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends and locations of branch offices.  Further, the Bank is required to maintain certain levels of capital.

If, as a result of an examination of a bank, the OCC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to such regulatory agency. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter.

Capital Standards

The Federal Reserve Board and the OCC have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets. The regulators measure risk-adjusted assets, which includes off balance sheet items, against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

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

The following table presents the amounts of regulatory capital and the capital ratios for the Bank and the Company, compared to its minimum regulatory capital requirements as of December 31, 2001:

	December 31, 2001
	Company Actual	Bank Actual	Minimum Capital Requirements
LEVERAGE RATIO	8.5%	8.5%	4%
TIER 1 RISK-BASED RATIO	11.1%	11.1%	4%
TOTAL RISK-BASED RATIO	12.1%	12.1%	8%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2001. Under existing regulations of the Federal Reserve Board, the capital ratios of the bank holding company with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

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

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

•                  conduct periodic asset-quality reviews to identify problem assets;

•                  estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

•                  compare problem asset totals to capital;

•                  take appropriate corrective action to resolve problem assets;

•                  consider the size and potential risks of material asset concentrations; and

•                  provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund (“BIF”), the FDIC insures the deposits of the Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Company’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Financial Services Modernization Legislation

General.  On November 12, 1999, President Clinton signed into law the Gramm- Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

The law also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act; and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

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

“Financial in nature” activities include: securities underwriting; securities dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking; and activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

A bank holding company must meet three requirements before becoming a financial holding company: all of the bank holding company’s depository institution subsidiaries must be (1) well capitalized, (2) well managed, and (3) in compliance with the Community Reinvestment Act (except in limited circumstances). In addition, the bank holding company must file with the Federal Reserve Board a declaration of its election to become a financial holding company, including a certification that its depository institution subsidiaries meet the foregoing criteria.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities of the company to conform to those permissible for a bank holding company. No Federal Reserve Board approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. In January, 2001 the Federal Reserve Board approved a final rule defining the three categories of activities financial in nature or incidental to a financial activity:

•	lending, exchanging, transferring, investing for others, or safeguarding financial assets other than money or securities;

•	providing any device or other instrumentality for transferring money or other financial assets; or

•	arranging, effecting or facilitating financial transactions for the account of third parties.

The final rule also establishes a mechanism through which financial holding companies or other interested parties may request that the Federal Reserve Board find that a particular activity falls within one of these three categories. For example, the Federal Reserve Board has recently issued a final rule that grants financial holding companies the right to act as a finder in bringing together one or more buyers and sellers of any product or service for transactions that the parties themselves negotiate and consummate..

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

Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	annual notices of their privacy policies to current customers; and

•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

The rules were effective November 13, 2000 with compliance optional until July 1, 2001. These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on the Company’s financial condition or results of operations.

Consumer Protection Rules — Sale of Insurance. In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule became effective on October 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

•	is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

•	is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliates; and

•	has certain risks of investment, including the possible loss of value.

The depository institution may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer’s agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity. Furthermore, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public. Finally, the rule addresses cross marketing and referral fees.

Safeguarding Confidential Customer Information. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

•	identify and assess the risks that may threaten customer information;

•	develop a written plan containing policies and procedures to manage and control these risks;

•	implement and test the plan; and

•	adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines became effective July 1, 2001.

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding.” “satisfactory,” “needs to improve” or “substantial noncompliance.” At its last examination by the OCC, the Bank received a CRA rating of  “Satisfactory.”

Factors That May Affect Future Results of Operations

In addition to the other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition or operating results could be adversely affected.

Dependence on Real Estate. A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2001, real estate served as the principal source of collateral with respect to approximately 55 percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.

Interest Rate Changes. The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings. The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread. Given the Bank’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining. Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the Company’s and the Bank’s business, financial condition and results of operations.

Competition. Competition may adversely affect the Bank’s performance. The financial services business in the Bank’s market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and in making loans. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides. Increasing levels of competition in the banking and financial services businesses may reduce the Bank’s market share or cause the prices it charges for its services to fall. The Company’s results may differ in future periods depending on the nature or level of competition.

Regulation. The Company and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations. The financial services industry is heavily regulated. Federal and state regulation is designed to protect the deposits of consumers, not to benefit shareholders. The regulations impose significant limitations on operations, and may be changed at any time to impose significant new limitations, possibly causing the Company’s results to vary significantly from past results. Government policy and regulation, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions for the Bank.

Borrowers’ Failure to Perform. A significant number of the Bank’s borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for the Company. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the Company’s results of operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California  93401, where the Bank’s main office is located. The property, consisting of approximately 21,850 sq. ft., was purchased from an unaffiliated third party for $976,449. The Bank purchased and installed the modular facility being utilized as the banking facility for a total of $250,846, plus improvements of $466,209. On August 8, 1998, the Bank opened a loan production office at 1226 Park Street, Paso Robles, California 93446. This office became a full service branch in April, 1999. The Bank leases approximately 3,000 sq. ft. at $1,925 per month. The term of the lease is five years, and the Bank has an option to renew the lease for two additional five-year periods.  On April 16, 2000 the Bank opened an administrative office at 560 Higuera Street, San Luis Obispo, California 93401 by leasing approximately 1,125 sq. ft. at a cost of $1,406 per month.  This two-year lease was terminated in June 2001 without additional costs, and the Bank moved its administrative office to 569 Higuera Street (immediately next to the main office). The new lease is for five years at a cost of $3,315 per month with approximately 1,950 square feet of space.  On December 15, 2000, the Bank opened a loan production office at 154 West Branch Street, Arroyo Grande, California 93420.  The Bank leases approximately 2,000 sq. ft. at $2,392 per month, plus common area operating expenses. The term of the lease is five years, and the Bank has an option to renew the lease for two additional sixty-month periods.  The Bank expects to complete the conversion of this LPO to a full branch status by June 2002.

For the years ended December 31, 2000 and 2001, the total occupancy cost was $132,880 and $140,180, respectively. In the opinion of management, the premises are adequate for the Company’s purposes and the Company has sufficient insurance to cover its interest in the premises.

ITEM 3.  LEGAL PROCEEDINGS

The Company and the Bank are, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business. Neither the Company nor the Bank is a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s or the Bank’s business) and no such proceedings are known to be contemplated.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.” The Company’s Common Stock is not listed on any exchange or market. However, Hoefer & Arnett, Brookstreet Securities, Sutro & Co. and Wedbush Morgan Securities make a market in the Company’s Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board.

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices
2000	Low	High
March 31	$8.25	$8.50
June 30	7.75	8.50
September 30	7.00	8.25
December 31	7.50	8.00

2001
March 31	7.89	9.25
June 30	7.50	9.25
September 30	8.10	12.00
December 31	8.55	12.00

Holders

As of March 1, 2002, there were approximately 385 holders of the Company’s Common Stock.

Dividends

The Company, and the Bank before the establishment of the Company, have followed a policy of retaining earnings to support asset growth. No cash dividends have been paid. Whether or not stock or cash dividends will be paid in the future by the Company will be determined by the Board of Directors after consideration of various factors. The Company’s profitability and regulatory capital ratios in addition to other financial conditions will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends by the Company. Additionally, certain provisions of the preferred stock restrict the ability of the Company to pay cash dividends unless the required dividends on the preferred stock are also paid.

The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets  must equal at least 1-1/4 times its current liabilities.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act.  In general, dividends may not be paid from any of the Bank’s capital.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Under these provisions and considering minimum regulatory capital requirements, the bank was not eligible to pay dividends at December 31, 2001.  Furthermore, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

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

Issuance of Preferred Stock

On December 29, 2000, the Company issued 100,000 shares of preferred stock to the Community Development Financial Institutions Fund, a division of the U.S. Treasury Department (“CDFI”), for $500,000.  Such shares of preferred stock were designated as “Series A Non-Voting Convertible Redeemable Preferred Stock” and have identical rights and privileges in every respect to Common Stock except that they are non-voting.  The dividend rights attributable to the holders of “Non-Voting Convertible Redeemable Preferred Stock” are proportioned to those of the holders of the Common Stock based upon two for one conversion ratio set forth below; that is, the Non-Voting Convertible Redeemable Preferred Stock participates on a per share basis in any dividend declared on Common Stock at the rate of one-half of the per share common dividend, but are not entitled to any fixed rate of return (zero percent cumulative).  This Non-Voting Convertible Redeemable Preferred Stock may be converted into Common Stock of the Company on a two-for-one exchange (and 50,000 shares if Common Stock shall be set aside and reserved by the Company for such purpose) at any time upon the request of a holder of such Non-Voting Convertible Redeemable Preferred Stock upon or after the transfer of Non-Voting Convertible Redeemable Preferred Stock by the initial holder thereof.  In the event the Company is liquidated, for any reason, the holders of Non-Voting Convertible Redeemable Preferred Stock shall be entitled to a liquidation preference of Five Dollars ($5.00) per share before holders of Common Stock receive any distribution and after the holders of Common Stock receive Ten Dollars ($10.00) per share, any further distributions on Non-Voting Convertible Redeemable Preferred Stock and Common Stock shall be at the ratio of One Dollar ($1.00) per share on the Non-Voting Convertible Redeemable Preferred Stock to Two Dollars ($2.00) per share for Common Stock.  If the Common Stock is subdivided, combined or reclassified, the Non-Voting Convertible Redeemable Preferred Stock shall be subdivided, combined or reclassified on the same basis.  The holders of the Non-Voting Convertible Redeemable Preferred Stock shall have no right to vote any such shares except as may be required by applicable law.

The Non-Voting Convertible Redeemable Preferred Stock shall be automatically redeemable, in whole or in part, at any time upon the request of the holder of such Non-Voting Convertible Redeemable Preferred Stock, in cash at the price of Five Dollars ($5.00) per share, without further action on the part of the Company, upon and after a finding by the CDFI or its successor that the Company is in default under any Community Development Financial Institutions Program Assistance Agreement for Technical Assistance Grants to and Equity Investments in Regulated Institutions, or any successor agreement, to which the Company is a party or by which it is bound.

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

On December 29 2000, the Company issued 29,500 shares of Common Stock and 20,500 shares of preferred stock to National Community Investment Fund (NCIF), a private sector community development investment trust for the distribution of community development funds at $10.00 per share for an aggregate of $500,000.  Such shares of preferred stock were designated as “Series B Non-Voting Preferred Stock” and have rights and privileges similar to Common Stock except that they are non-voting.  The dividend rights attributable to the holders of the Series B Non-Voting Preferred Stock are proportioned to those of the holders of the Common Stock; that is, the Series B Stock participates on a per share basis in any dividend declared on Common Stock, but such Stock is not entitled to any fixed rate of return (zero percent cumulative).  The Series B Non-Voting Preferred Stock is not convertible or redeemable.   If the Common Stock is

subdivided, combined or reclassified, the Series B Non-Voting Preferred Stock shall be subdivided, combined or reclassified on the same basis.

In the event the Company is liquidated, for any reason, the holders of Series B Non-Voting Preferred Stock shall be entitled to a liquidation preference of Ten Dollars ($10.00) per share before holders of Common Stock receive any distribution but such liquidation preference is junior in right of payment to the liquidation preference for the Series A Non-Voting Convertible Redeemable Preferred Stock discussed above.  Additionally, in the event of a so-called “change in control event” (including certain mergers, sales of assets or tender offers), holders of the Series B Non-Voting Preferred Stock shall be entitled to receive a payment in the same form of consideration and in the same amount as the per share price received, or deemed to be received, by the holders of the common stock of the Company in or as a result of the “change in control event.”

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

The Company and the Bank anticipate that they will continue during 2002 and in subsequent years to seek investments from CDFI, NCIF and other institutions which invest in community development financial institutions in order to support the capital for community development investment purposes.  Such investment may be in the form of common and/or preferred stock.  The Company is authorized to issue an additional 369,934 shares of Common Stock and up to 879,500 shares of preferred stock without shareholder approval.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is selected consolidated financial data with respect to the Company’s statement of financial position for the year ended December 31, 2001 and its statement of income for the year ended December 31, 2001.  Bank statements for the year ended December 31, 1999 are included on a comparative basis.   The information presented has been derived from the audited consolidated financial statements included in Item 7 of this Form 10-KSB.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.  The summary consolidated financial data with respect to the year ended December 31, 1999 for the Bank has been derived from the audited financial statements of the Company, which are not presented herein.

	At or for the year ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Summary of Operations
Interest Income	$5,360	$4,433	$2,458
Interest Expense	2,143	2,169	1,064
Net Interest Income	3,217	2,264	1,394
Provision for Loan Losses	280	393	155
Net Interest Income After Provision	2,937	1,871	1,239
Noninterest Income	1,514	668	537
Noninterest expense	3,431	2,307	1,804
Income Before Taxes	1,020	231	(20)
Income Tax	0	(100)	(70)
Net Income	$1,020	$332	$42
Per Share Data
Net Income — Basic	$1.46	$0.51	$0.07
Net Income — Diluted	$1.46	$0.51	$0.07
Actual Number of Shares Outstanding	700,566	630,066	600,566
Actual Weighted Average Number of Shares	700,566	650,826	614,245
Balance Sheet Data — At Period End
Total Assets	79,891	62,929	47,825
Total Loans	60,462	43,128	33,431
Allowance for Loan Losses	635	512	210
Investment Securities	10,835	13,805	5,228
Total Deposits	71,684	54,171	40,411
Total Shareholders’ Equity	6,774	5,724	4,771
Operating Ratios and Other Selected Data
Return on Average Assets	1.4%	0.6%	0.1%
Return on Average Equity	17.4%	6.8%	1.0%
Operating Efficiency Ratio	72.5%	78.7%	93.5%
Net Interest Margin	4.8%	4.6%	4.9%
Average Equity to Average Assets	8.1%	9.0%	13.1%
Selected Asset Quality Ratios — At Period End
Nonperforming Loans to Total Loans	1.5%	2.4%	0.0%
Nonperforming Assets to Total Assets	1.1%	1.6%	0.0%
ALL as a Percentage of Nonperforming Loans	70.2%	50.2%	NA
ALL as a Percentage of Total Loans	1.1%	1.2%	0.6%

History

The Bank commenced operations in December 1997 as a full service community bank. The Bank has also established a wholly-owned community development corporation subsidiary and its affiliated not-for profit subsidiary.  The intent of the community development subsidiary and affiliate is to provide financing for small businesses and low- to moderate-income area development.  To date, the operations of the community development companies were not material as of December 31, 2001.

In its first four years of operations, the Bank has progressively increased its business activities and expanded its operations in San Luis Obispo and neighboring areas.  A majority of the Bank’s activities are considered “community development” activities with a focus on providing a selection of financial services to small businesses and business professionals.  The Company and Bank anticipate continued activity in seeking both grants and deposits under programs authorized by the Department of Treasury’s Community Development Institution Fund (CDFI).  The CDFI has certified the Bank and the Company as a “community development financial institution(s)” (CDFI).  The Bank and Company are currently in the process of reviewing various options for both grants and deposit programs.

The Company was organized in December 2000 to provide a vehicle to facilitate raising capital from various organizations wishing to benefit from the Bank’s community development status.  Capital activities under the umbrella of the Company are expected to become an increasing resource for equity to provide additional capital for Bank growth and expansion and for deposits by organizations to get credit for community development activities.

In 2001, the Company received a $500,000 award under the CDFI’s Core Component program.  This award is a portion of the $107.5 million awarded to 53 organizations by the CDFI in 2001 to assist financial organizations in making loans and providing financial services in distressed urban and rural communities. The proceeds of the award will be in the form of preferred stock issued by the Company and are expected to be received by mid-2002. No specific determination has been made on the use of funds from the award.

In mid-2001, the Bank received a $990,000 cash award from the Bank Enterprise Award (BEA) Program another program which is sponsored by the CDFI.  The Bank was awarded this cash payment for investing $3 million in deposits in 2001 to 14 other certified Community Development Financial Institutions.  The deposits were for 3 years and were made at below market rates to assist the other CDFI’s to increase their financing activities. The Bank recognized income of $537,750 in 2001 and has deferred the remaining $452,250 over the next 30 months to approximate the future earnings on the deposits compared to market rates.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our consolidated financial condition at December 31, 2001 and December 31, 2000. The following discussion and analysis, which refers to the company on a consolidated basis, should be read in conjunction with the Company’s financial statements and corresponding notes.

Assets

During 2001, total assets increased $17.0 million from $62.9 million at December 31, 2000 to $79.9 million at December 31, 2001 representing asset growth of 27%. This increase in assets was consistent with budgeted plans to continue to increase the volume of business in the Bank’s market area by continued business development in existing markets, by upgrading the Loan Production Office in Paso Robles to a full service branch in 1999 and by opening a Loan Production Office in Arroyo Grande in 2000.  The Bank is very active in the local communities that it serves and its officers and staff members participate in a wide-range of business and community group activities as a means of both providing community support and to expand its business development contacts.

The following table presents, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income from average interest-earning assets and the resultant yields. Also presented are the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

	For the Year-ending December 31, 2001			For the Year-ending December 31, 2000
	Average Balance (000’s)	Income/ Expense (000’s)	Average Yield or Rate Paid	Average Balance (000’s)	Income/ Expense (000’s)	Average Yield or Rate Paid
Interest-bearing deposits in banks	$1,706	$60	3.52%	$324	$21	6.48%
Investment securities	11,202	684	6.11%	10,777	758	7.03%
Federal funds sold	2,543	96	3.78%	1,451	90	6.20%
Loans	51,180	4,520	8.83%	36,549	3,564	9.75%
Total Interest-earning assets	$66,631	5,360	8.04%	$49,101	4,433	9.03%

Interest-bearing liabilities:
Deposits:
Demand, interest-bearing	2,987	63	2.11%	$1,937	51	2.63%
Savings	27,965	943	3.37%	26,590	1,399	5.26%
Time	23,333	1,125	4.82%	11,915	678	5.69%
Borrowings	157	11	7.01%	623	40	6.42%
Total interest bearing liabilities	$54,442	2,142	3.93%	$41,065	2,168	5.28%

Net interest income and yield:
Net Interest income		$3 ,218			$2,265
Net yield on interest-earning assets			4.83%			4.61%

Net Interest Income

The principal component of earnings is net interest income.  Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change”.  It is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as a “rate change”.

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

	Year ended December 31, 2001 over Year ended December 31, 2000
	Increase (decrease) due to change
	Average Balance/ Volume	Average Rate	Total
	(Dollars in thousands)
Increase (Decrease) in:
Interest Income:
Interest-bearing deposits in banks	$44	$(5)	$39
Investment securities	28	(102)	(74)
Federal funds sold	12	(6)	6
Loans	1,251	(295)	956
Total	1,335	(408)	927

Interest Expense:
Demand, interest-bearing	19	(7)	12
Savings	163	(619)	(456)
Time	531	(84)	447
Borrowings	3	(32)	(29)
Total	716	(742)	26

Increase in
Net Interest Income	$619	$334	$953

Year Ended December 31, 2001 Compared to December 31, 2000

For the year ended 2001, interest income was $5.4 million, an increase of $927,000 or 21% compared to $4.4 million for the year ended 2000.  This increase was universally driven by increases in volume activity during a period when the Federal Reserve recorded a record number of rate decreases.  On a relative basis, $408,000 in rate related decreases were offset by volume increases of $1,335,000 with loan activity representing the largest growth area.  The target Federal Funds Rate stood at 6.00% on January 2, 2001 but reached 1.75% as of December 11, 2001 for a total drop of 4.25%.  At the same time, the Bank was able to manage earning yields with only a modest 1.0% drop in the average rate on earning assets due to strong loan growth, some consistency in investment yields, and prudent loan pricing during a period of economic uncertainty.

Even with a record drop in deposit and investment rates, interest expense decreased by $26,000 at a time when average deposits increased $13 million.  The Bank also noted several shifts in depositor trends including a propensity to move funds to certificates of deposits from saving accounts with annual growth of $12.9 million in CDs.  Savings and Money Market account balances remained relatively static with limited growth, and a general discouragement with deposits rates appeared to reduce depositor motivation to seek get higher rates as reflected in the annualized growth of $4.5 million in demand deposits. The most noticeable trend was a lack of deposit growth in the last quarter of 2001.

The Bank has promoted and will continue to promote a “special” savings account, which pays a rate of interest between the rate paid for interest checking and certificates of deposits.  This account is similar to a money market account based on rates but is generally more stable since it does not provide for withdrawal by check. While the Investor Savings Account represented approximately 65% of total deposits in 2000 and 62% of total deposits in 1999, it dropped to 37% of total deposits as of the end of 2001.  This decrease was promulgated by shifting rates, investment decisions by depositors to move funds to CDs, and by the Bank’s use of the account to help manage the cost of funds rather than as a deposit growth tool.

Provision for Loan Losses

The Bank booked provisions for loan losses to bring the total allowance for loan losses to a level deemed appropriate. The determination is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The amount provided for loan losses is charged to earnings. The provision for loan losses was $280,000 for 2001 compared to $392,500 for 2000.

While the provision for loan losses decreased compared to 2000, the Bank believes that 2000, which was its third year in operation, required an unusually high provision expense to offset rapid loan growth and a slight decline in asset quality in 2000.  Rapid loan growth in 2001 continued, but asset quality improved and the overall level of the Allowance for Loan Losses based on internal and external reviews appears to be adequate.

Noninterest Income

The Bank recorded $537,750 in non-interest income for 2001 based on a $990,000 award from the Banker Enterprise Award program under the Department of Treasury’s CDFI program.  This income/award was based on the Bank meeting its investment goals by investing $3 million in other CDFIs at below market rates.  The balance of the award funds will be accrued to income over the next 30 months which is consistent with the maturities of the underlying CD investments.

SBA lending remains the Bank’s most active lending area and sales of SBA loans generated $338,000 in fee income in 2001 compared to $268,000 the prior year.  For the second year in a row, the Bank was the number one SBA lender in the Central Coast and ranked 6th in the Fresno District Office.

Fee and service charge income increased by $238,000 from $400,000 in 2000 to $638,000 in 2001.  This increase was the result of the overall growth in Bank activity and a strategy to expand relationship banking products to small businesses.

Noninterest Expense

Noninterest expense increased in 2001 by $1.1 million compared to the prior year.  The majority of the increase came from increases in Salary and Benefits, Data Processing, and Other Expenses.   Salary and Benefits increased for the comparative periods by $546,000.  This increase included the employment in 2001 of three new senior officers including a Senior Credit Office, a Senior Vice President Operations, and a Senior Vice President Government Lending.  These new positions were created to strengthen the overall management team and provide improved risk management given the rapid growth of the Bank. The Bank also accrued $24,000 for an employer 401k matching contribution, and the Bank had a material increase in employee insurance expenses. The balance of the increase represents normal pay/promotion expenses and some changes in general staff levels.

Data Processing expenses increased by $214,000.  The largest portion of this increase, $110,000, was from processing costs for merchant card activity which was offset on the income side by an increase in merchant card income of $140,000 (net income increase of approximately $30,000).  The Bank also had increased volume costs from Fiserv, its primary core application service bureau, which includes core data processing, item processing, and ATM processing.  Data processing expense also increased by approximately $30,000 from costs associated with Internet Banking.  Internet Banking is still in beta testing and expected to be available to all customers in mid-2002.

Other Expenses increased by $109,000 included funds spent for shareholder expenses including costs for EDGAR filings ($25,000), loan collections costs ($30,000), outside meetings $16,000, and armored car ($7,000).

Income Taxes

The BEA $990,000 cash award was fully taxable in 2001.  Combined with normal income, the Bank and Company have fully utilized its operating loss carry forward as of December 31, 2001, and the Company will be fully taxable beginning in 2002. Also see Note G to the consolidated financial statements for more information on income taxes.

Liquidity and Asset/Liability Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders.

The Bank's liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers' credit needs, is manages through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.  The Bank's liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds.  Short-term investments, primarily federal funds sold and federal fund lines of credit provided by our correspondents, the Bank endeavors to maintain an appropriate liquidity ration.  The liquidity ratio is equivalent to the sum of cash and deposits at other banks, interest-earning deposits at other banks, federal funds sold, and Available for Sale investment securities, divided by deposits.

As of December 31, 2001 and 2000, the Bank's liquidity ratio was 16.6% and 24.5%, respectively.  On December 31, 2001, the Bank purchases $370,000 in federal funds purchased under its $2 million line of credit with its primary correspondent bank.  Year end 2001 was abnormal (due to the September 11 terrorist attacks and the "recession") in that deposits which traditionally increase at the end of the year experienced minor decreases while loan growth continued.  As part of liquidity management, the Bank has available $4 million in short-term funding lines from two correspondent banks.  The lines are for short term needs and are generally not actively used.  The Bank also completed a $2 million short-term borrowing from the Federal Home Loan Bank of San Francisco in mid January 2002 as part of liquidity strategy to fund growth at the lowest possible cost of funds.  Under its arrangements with the FHLB, the Bank has the potential on a secured basis to borrow up to 20 percent of its total assets or approximately $15 million.  The Bank anticipates utilizing FHLB borrowings in 2002 as part of its normal liquidity management to cost effectively fund asset growth.

The Company's liquidity is provided by a line of credits from Pacific Coast Bankers' Bank and from cash retained from stock offerings for expenses and working capital.  The Bank will become eligible to pay dividends in 2002.  At December 31, 2001, the Company had $50,000 drawn under a $200,000 line of credit from Pacific Coast Bankers' Bank.  Repayment of outstanding debit will be accomplished as part of the uses of funds anticipated in 2002 from a $500,000 CDFI Core Component award that has previously been approved pending funding in 2002.

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basic risk.

The table below sets forth the interest rate sensitivity of earning-earning assets and interest-bearing liabilities as of December 31, 2001, using the interest rate sensitivity gap ratio.  For purposes of the table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

	Up to 3 months	Over 3 months to less than 1 Year	1 Year to 5 Years	Over 5 Years	Total
Interest-Earning Assets:
Investment Securities	$2,573	$4,412	$2,764	$1,086	$10,835
CDs with Other Banks			3,009		3,009
Federal Funds Sold					0
Loans	36,088	15,679	7,284	1,411	60,462
	$38,661	$20,091	$13,057	$2,497	$74,306

Interest-Bearing Liabilities:
Money Market and NOW	$2,894				$2,894
Savings	26,847				26,847
Time Deposits	11,407	15,534	1,972		28,913
Other Borrowings	370	50			420
	$41,518	$15,584	$1,972	—	$59,074

Interest Rate Sensitivity Gap	$(2,887)	$4,507	$11,085	$2,497	$15,232
Cumulative Interest Rate Sensitivity Gap	$(2,887)	$1,650	$15,592	$13,582	$17,029
Cumulative Interest Rate Sensitivity Gap Ratio
Based on Total Assets	-3.57%	2.06%	19.49%	16.98%	22.16%

Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities.  The actual impact of interest rate movements on net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures.  These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

A generally negative cumulative gap value means that over the periods indicated our liabilities will reprice slightly faster than our assets.  This means generally that, in a rising interest rate environment, net interest income can be expected to decrease and that, in a declining interest rate environment, net interest income can be expected to increase. In actual practice, the Bank has generally delayed changing deposit rates when the Federal Reserve changes the rates for federal funds and/or the discount window.  This strategy allows the bank to continue to attract deposits during periods of declining interest rates but negates some of the benefits from a negative cumulative gap.

After a record setting series of interest rate reductions, it appears that the next interest rate trend will be for modest increases as the Federal Reserve works to balance renewed economic growth versus future inflation.  However, the Bank expects reasonably flat interest rates patterns for much of 2002 and expects to continue to stress floating rate loans and short-term investments that provide a combination of both cash flow and yield.

Lending Activities

The Bank originates purchases, sells loans, participates in loans from other banks and structures loans for possible sale in the secondary market.  Loans include home equity loans and lines, leases, commercial business, agribusiness, commercial real estate loans, Small Business Administration loans, and consumer loans.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

	December 31, 2001		December 31, 2000
Loan Category	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial	$19,781	33.0%	$13,863	32.0%
Agricultural	2,833	5.0%	2,115	5.0%
Real Estate	22,797	17.0%	19,655	45.0%
Construction	10,159	37.0%	3,278	8.0%
Installment Loans to Individuals	3,520	6.0%	3,093	7.0%
Leases	1,371	2.0%	1,125	3.0%
Total Loans, gross	60,462	100%	43,128	100.00%
Standby Letters of Credit	268		220
Undisbursed Loan Commitments	13,444		10,287

The Bank makes commercial loans to provide working capital, finance the purchase of equipment and for other business purposes. These loans can be “short-term”, with maturities ranging from thirty days to one year, or “term loans” with maturities normally ranging from one to twenty-five years.  Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank has seen a major increase in construction lending for interim loans to finance the construction of commercial and single family residential property.  These loans are typically short term.  As a rule, the Bank does not provide loans for speculative purposes except to know builders who have a track record of successful projects and the expertise and financial strength for this kind of building.

Residential real estate loans are generally limited to home equity loans and home equity lines of credit.  The Bank is not active in residential real estate lending and refers loan requests for residential mortgages to other lenders.

Other real estate loans consist primarily of commercial and industrial real estate loans. These loans are made based on the income generating capacity of the property or the cash flow of the borrower.  These loans are secured by the property. The Bank offers both fixed and variable rate loans with maturities, which generally do not exceed 15 years, unless the loans are Small Business Administration (“SBA”) loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

The Bank makes SBA-guaranteed loans, the guaranteed portion of which may be resold in the secondary market. As a rule, the Bank sells the guaranteed portion of our SBA loans in the secondary market but retains the servicing rights for such SBA loans. At December 31, 2001 and 2000, the Bank serviced approximately $12.3 million and $10.0 million, respectively, in SBA loans. SBA loans are categorized as Commercial or Real Estate depending on the underlying collateral.

A majority of the Bank’s loans have floating rates tied to a base rate or other market rate indicator, the majority of which are adjusted at least quarterly. The following table shows the maturity distribution of the fixed rate portion of the loan portfolio and the repricing portion of the variable rate portion of the loan portfolio outstanding as of December 31, 2001:

For the year ended December 31, 2001
	3 months or less	Over 3 months to 12 months	Due after 3 years to 5 years	Due after 5 years through 15 years	Total
(dollars in thousands)
Fixed Rate	2,563	5,631	3,319	8,543	20,056
Variable Rate	24,949	8,158	3,646	2,764	39,517
				Nonaccrual	889
				Total Loans	60,462

Asset Quality

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower.  In order to minimize this credit risk, many loans are approved and/or reviewed by the Loan Committee of the board of directors.  The Loan Committee is comprised of directors and members of senior management.

Loan grades are based on a risk assessment with loans with minimum risk graded as “Pass” with other classifications of “Special Mention”, “Substandard”, “Doubtful” and “Loss”, depending on credit quality.  As these loans are identified in our review process, they are added to the internal watch list and a loss allowance is established for them as follows:  Special Mention — 5%, Substandard — 15%, Doubtful — 50%, and Loss — 100%.  Additionally, loans are examined regularly by the OCC, and the Bank engages an outside firm to perform periodic reviews of the loan portfolio and to test the adequacy of the Allowance for Loan Losses.

Loans are not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides information with respect to the components of our impaired or nonperforming assets at the dates indicated:

	For the Year Ended December 31,
	2001	2000
	(dollars in thousands)
Nonperforming	$889	$1,020
Loans 90 Days Past Due and Still Accruing	15	—
Restructured Loans	—	—
Total Nonperforming Loans	904	1,020
Other Real Estate Owned	—	—
Total Nonperforming Assets	$904	$1,020

Non-Accrual Loans as Percentage of Total Loans	1.47%	2.37%
Loans 90 Days Past Due as a Percentage of Total Loans	0.02%	0.00%
Restructured Loans as a Percentage of Total Loans	0.00%	0.00%
Nonperforming Loans as a Percentage of Total Loans	1.50%	2.37%

Allowance for Loan Losses as Percentage of Nonperforming Loans	70.24%	50.20%
Nonperforming Assets as Percentage of Total Assets	1.13%	1.19%

Restructured loans are those loans with concessions in interest rates or repayment terms to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible.  At December 31, 2001 the Bank had $889,000 in loans on non-accrual and the SBA guaranteed portion of these loans totaled $454,000. The unguaranteed loans are secured and are not expected to result in material loss if any.

Other real estate owned is acquired in satisfaction of loan receivables through foreclosure or other means and is carried on an individual asset basis at the estimated fair value less selling expenses. The Bank had no other real estate owned as of December 31, 2001 and 2000.

The attacks of  September 11 and the relative economic concerns before and after this tragic event combined to produce a material slowdown in the economy “recession”.  The Bank has seen some of the results of the “recession” in slower, more cautious growth since September 2001, but has not seen any material drop in business and has actually seen an improvement in credit quality.  Real estate values in San Luis Obispo County have continued to increase and the percent of unemployed (3.1%) remains among the lowest in California and as of February 2002, remains unchanged from February 2001.

Allowance for Loan Losses

The following table summarizes, for the periods indicated, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

	For the Year Ended December 31,
	2001	2000
	(dollars in thousands)
Allowance For Loan Losses:
Balance at Beginning of Period	$512	$210
Actual Charge-offs:
Commercial	150	91
Consumer	14	—
Real Estate	—	—
Total Charge-Offs	164	91
Less Recoveries:
Commercial	6	—
Consumer	1	—
Real Estate	—	—
Total Recoveries	7	—

Net Loans Charged Off	157	91
Provision for Loan Losses	280	393
Balance at End of Period	$635	$512

Ratios:
Net Loans Charged Off to Average Loans	0.31%	0.25%
Allowance for Loan Losses to Total Loans	1.05%	1.19%

The Bank performs a quarterly detailed review to identify the risks inherent in the loan portfolio, to assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense.  Systematic reviews follow the methodology set forth by the OCC in its 1993 policy statement on the allowance for loan losses.

A key element of the Bank’s methodology is the previously discussed credit classification process.  As of December 31, 2001, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio.   The inherent risk present in the “acceptable” portion of the loan portfolio is taken into consideration and adjustments made for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans.  As of December 31, 2001, the Bank allocated $25,000 as an additional portion of the Allowance for unknown factors.   The Bank does not have adequate loss history to include loss migration factors in its evaluation of the Allowance; however, management is finalizing migration tools/models to help estimate trends starting in 2002.  Upon completion, the written analysis is presented to the board of directors for discussion, review and approval.

Management and the board consider the allowance for loan losses to be adequate to provide for losses inherent in the loan portfolio. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.  Material additions to the allowance for loan losses would decrease our earnings and capital and would thereby reduce the ability to pay distributions among other adverse consequences.

The ratio of allowance for loan losses to total loans as of December 31, 2001 was 1.05%, and management and the board feel this is adequate based on its analysis and reviews of the portfolio.  The analysis assumes that there will be no material asset quality problems following the “recession” and resumption of economic growth in the Central Coast.  On a peer basis (Uniform Bank Performance Report), the ratio of the allowance for loan losses to total loans was 1.26% as of December 31, 2001.

As part of the analysis of the allowance, the Bank also assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2001. This form of review was first implemented in 2000.

	Loans	Percent	Factor	Reserve Amt.
Real Estate	$34,716	57%	0.35%	$120
Other Security	22,222	37%	0.94%	210
Unsecured	3,333	6%	0.75%	25
Total Loans	$60,462	100%	0.59%	355
Other Factors:
Letters of Credit	$258		0.25%	1
Cash Secured Letters of Credit	10		0.00%	—
Undisbursed	13,444		0.10%	2
Special Reserve				25
Total of Other Factors	$13,712			39

Classified Loans	$1,544		15.60%	241

Total Allowance for Loan Losses				$635

Investment Activity

Banks are required under federal regulations to maintain a minimum amount of liquid assets and are also permitted to purchase certain other investment securities.  The Bank intends to hold securities in its investment portfolio to balance the overall interest-rate sensitivities of its assets and liabilities. The Bank does not maintain a trading account.

Investment decisions are primarily made by the Bank’s Chief Financial Officer within policies limits established by the board of directors. The CFO reports investment activity on a monthly basis to the Board and on a quarterly basis to the Investment Committee.  Investments can include investment grade corporate securities, AAA-rated mortgage-backed securities, federally insured certificates of deposit, U.S. treasury obligations and U.S. Government agency-backed securities.  Investment goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks. In accordance with this policy, management actively manages its investment portfolio between available for sale and held to maturity investments, the composition of which may shift substantially over time. For further information concerning our investment securities portfolio see Note B of the notes to our consolidated financial statements included in Item 7.

The following table summarizes the amounts and distribution of investment securities held and the weighted average yield as of December 31, 2001 and 2000.

	December 31, 2001
	Available-for-Sale Securities			Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

	(dollars in thousands)
US Government Agencies	$3,889	$3,970	6.54%	$1,916	$1,935	6.30%
Mortgage Backed Securities	2,335	2,361	5.91%	2,544	2,573	6.60%
Other Investments	—	—		44	53	6.00%
Total Investments	$6,224	$6,331	6.30%	$4,504	$4,561	6.55%

	December 31, 2000
	Available-for-Sale Securities			Held-to-Maturity Securities
	Amortized Cost	Fair Value	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield

US Government Agencies	$10,274	$10,344	6.89%	$389	$356	7.13%
Other Investments	—	—		3,072	3,051	8.13%
Total Investments	$10,274	$10,344	6.89%	$3,461	$3,407	6.97%

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $71.7 million at December 31, 2001 representing a 32% or $17.5 million increase in 2001.

The scheduled maturity distribution of time deposits as of December 31, 2001, were as follows:

(dollars in thousands)
Less than 3 months	$11,227
3 months to 12 months	15,630
1 year to 3 years months to 12 months	2042
Beyond 3 years	14
Total	$28,913

The following schedule reflects the material drop in deposits rate from 2000 to 2001 as a result of rate decreases by the Federal Reserve.

	December 31, 2001		December 31, 2000
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid

Demand, interest-bearing	$2,987	2.11%	$1,937	2.60%
Savings	27,965	3.37%	26,590	5.30%
Time	23,333	4.82%	11,915	5.70%
Borrowings	157	7.01%	623	6.40%
Total interest-bearing liabilities	$54,442	3.93%	$41,065	5.30%

Short Term and Other Borrowings

As of December 31, 2001, the Bank had $370,000 drawn under a federal funds purchased line of credit with its primary correspondent bank.  This borrowing was repaid on January 10, 2001.

As of December 31, 2001, the Company also had a $50,000 outstanding under a $200,000 line of credit with Pacific Coast Bankers’ Bank.

For further information concerning our borrowings, see Note F of the notes to consolidated financial statements included in Item 8.

Effects of Inflation and Economic Issues

The impact of inflation on a financial institution can differ significantly from that exerted on other companies.  Banks, as financial intermediaries, have many assets and liabilities, which may move in concert with inflation both as to interest rates and value.  This is especially true for banks with a high percentage of interest rate-sensitive assets and liabilities.  A bank can reduce the impact of inflation if it can manage its interest rate sensitivity gap. Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity gap in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, earnings and capital.

The Bank expects to see static interest rates for most of 2002 as the economy begins the transition from a modest recession to some level of sustainable growth.  The Central Coast and greater San Luis Obispo area have not felt the brunt of the recession and the area has continued to maintain low unemployment and actually seen real estate values continue to increase through the first months of 2002.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS` REPORT

DECEMBER 31, 2001 AND 2000

ITEM 7.  FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California

February 26, 2002

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2001 and 2000

	2001	2000
ASSETS

Cash and Due from Banks	$2,526,189	$2,326,294
Federal Funds Sold	—	295,000
TOTAL CASH AND CASH EQUIVALENTS	2,526,189	2,621,294

Interest-Bearing Deposits in Other Banks	3,009,345	298,000

Investment Securities:
Investment Securities, Available for Sale	6,331,381	10,343,818
Investment Securities, Held to Maturity	4,503,944	3,461,313
TOTAL INVESTMENT SECURITIES	10,835,325	13,805,131

Loans:
Commercial	21,152,236	14,987,191
Agricultural	2,833,275	2,114,932
Construction	10,159,461	3,278,013
Real Estate	22,796,843	19,655,465
Consumer	3,520,079	3,092,718
TOTAL LOANS	60,461,894	43,128,319

Allowance for Loan Losses	(635,468)	(511,607)
NET LOANS	59,826,426	42,616,712

Federal Reserve Bank Stock and Other Stock, at Cost	222,475	143,575
Premises and Equipment	2,389,031	2,374,049
Accrued Interest and Other Assets	1,082,139	1,070,282
	$79,890,930	$62,929,043

LIABILITIES AND SHAREHOLDERS’ EQUITY	2001	2000
Deposits:
Noninterest-Bearing Demand	$13,030,253	$8,459,467
Money Market, NOW and Savings	29,740,916	29,647,078
Time Deposits Under $100,000	11,038,762	6,129,829
Time Deposits $100,000 and Over	17,874,419	9,934,207
TOTAL DEPOSITS	71,684,350	54,170,581

Short-Term Borrowings	420,000	2,648,000
Accrued Interest and Other Liabilities	1,012,687	386,287
TOTAL LIABILITIES	73,117,037	57,204,868

Commitments and Contingencies - Notes D and L	—	—

Shareholders’ Equity:
Preferred Stock Authorized 1,000,000 Shares:
Series A - $5 Stated Value; Issued and Outstanding, 100,000
Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; Issued and Outstanding, 20,500
Liquidation Value of $205,000	191,606	191,606
Common Stock - Authorized 1,000,000 Shares;
Issued and Outstanding, 630,066	6,272,276	6,272,276
Accumulated Deficit	(153,185)	(1,172,779)
Accumulated Other Comprehensive Income -
Unrealized Appreciation on Available-for-Sale Securities	71,002	40,878
TOTAL SHAREHOLDERS’ EQUITY	6,773,893	5,724,175
	$79,890,930	$62,929,043

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2001 and 2000

	2001	2000
INTEREST INCOME
Interest and Fees on Loans	$4,424,831	$3,563,592
Interest on Investment Securities	769,476	749,719
Other Interest Income	165,725	119,813
TOTAL INTEREST INCOME	5,360,032	4,433,124

INTEREST EXPENSE
Interest on Money Market, NOW and Savings	1,007,363	1,449,383
Interest on Time Deposits	1,124,849	678,187
Other Interest Expense	10,557	41,124
TOTAL INTEREST EXPENSE	2,142,769	2,168,694

NET INTEREST INCOME	3,217,263	2,264,430

Provision for Loan Losses	280,000	392,500
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	2,937,263	1,871,930

NONINTEREST INCOME
Gain on Sale of Loans	337,547	267,503
Bank Enterprise Award	537,750	—
Service Charges, Fees and Other Income	638,328	400,368
	1,513,625	667,871
NONINTEREST EXPENSE
Salaries and Employee Benefits	1,599,643	1,053,177
Occupancy Expenses	244,163	132,880
Furniture and Equipment	198,773	187,112
Other Expenses	1,388,715	934,934
	3,431,294	2,308,103
INCOME BEFORE INCOME TAXES	1,019,594	231,698
Income Tax Benefit	—	(100,000)
NET INCOME	$1,019,594	$331,698
Per Share Data:
Net Income - Basic	$1.46	$0.51
Net Income - Diluted	$1.46	$0.51

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2001 and 2000

	Preferred Stock			Comprehensive Income	Accumulated Deficit	Accumulated Comprehensive Income
		Common Stock
		Shares	Amount
Balance at
January 1, 2000	$438,379	600,566	$5,977,276		$(1,504,477)	$(140,039)

Issuance of Preferred Stock	145,421

Issuance of Common Stock		29,500	295,000

Comprehensive Income:
Net Income				$331,698	331,698

Net Unrealized Appreciation on Available-for-Sale Securities, Net of Taxes of $28,407				180,917		180,917

Total Comprehensive Income				$512,615

Balance at December 31, 2000	583,800	630,066	6,272,276		(1,172,779)	40,878

Comprehensive Income:
Net Income				$1,019,594	1,019,594

Net Unrealized Appreciation on Available-for-Sale Securities, Net of Taxes of $8,039				30,124		30,124

Total Comprehensive Income				$1,049,718

Balance at December 31, 2001	$583,800	630,066	$6,272,276		$(153,185)	$71,002

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2001 and 2000

	2001	2000
OPERATING ACTIVITIES
Net Income	$1,019,594	$331,698
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Depreciation and Amortization	198,773	145,058
Provision for Credit Losses	280,000	392,500
Deferred Taxes	(140,000)	(108,000)
Net Change in Other Assets and Liabilities	662,478	147,886
NET CASH PROVIDED BY
OPERATING ACTIVITIES	2,020,845	909,142

INVESTING ACTIVITIES
Net Change in Federal Reserve Bank and Other Stock	(78,900)	(11,450)
Net Increase in Deposits in Other Banks	(2,711,345)	(198,000)
Purchase of Available-for-Sale Securities	(7,469,861)	(41,031,849)
Purchase of Held-to-Maturity Securities	(5,567,309)	(267,740)
Proceeds from Maturities and Sales of Available-for-Sale Securities	11,626,075	33,047,339
Proceeds from Maturities of Held-to-Maturity Securities	4,503,090	9,742
Net Increase in Loans	(17,489,714)	(9,788,328)
Purchases of Premises and Equipment	(213,755)	(240,360)
NET CASH USED BY
INVESTING ACTIVITIES	(17,401,719)	(18,480,646)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	4,664,624	10,653,241
Net Increase in Time Deposits	12,849,145	3,106,374
Net (Increase) Decrease in Other Borrowings	(2,228,000)	176,000
Proceeds from Issuance of Common Stock	—	295,000
Proceeds from Issuance of Preferred Stock - Net of Costs	—	145,421
NET CASH PROVIDED BY
FINANCING ACTIVITIES	15,285,769	14,376,036

NET DECREASE IN
CASH AND CASH EQUIVALENTS	(95,105)	(3,195,468)
Cash and Cash Equivalents at Beginning of Period	2,621,294	5,816,762
CASH AND CASH EQUIVALENTS
AT END OF YEAR	$2,526,189	$2,621,294

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$2,151,445	$2,147,949
Taxes Paid	$3,200	$800

MISSION COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001 and 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank (“the Bank”), and the Bank’s subsidiary, Mission Community Development Corporation collectively referred to herein as the “Company”.

Nature of Operations

The Bank has been organized as a single reporting segment and operates two branches and a Loan Production Office in the Central Coast area of California.  The Bank’s primary source of revenue is providing Small Business Administration (“SBA”) guaranteed loans, real estate, commercial and consumer loans to customers, who are predominately small- and middle-market businesses and individuals. The Company and Bank are certified by the Department of Treasury as Certified Development Financial Institution(s) (CDFI) with a commitment to focus on providing financial services to low and moderate income communities.

Mission Community Development Corporation

Mission Community Development Corporation is a community development corporation, which provides financing for small businesses and low- and moderate-income areas and projects.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Company’s capital and up to 10% with prior approval by the Comptroller of the Currency.

Mission Community Services Corporation

The Company, Bank and Mission Community Development Corporation are closely affiliated with, Mission Community Services Corporation.  Mission Community Services Corporation is intended to operate as a “not-for-profit” corporation.  This company’s primary focus will be to provide technical support, services, and accessibility to funding sources, which require not-for-profit status to qualify for granting purposes.  The Board of Directors of Mission Community Services Corporation will consist of both Company and Mission Community Development Corporation board members.

Operations of Mission Community Development Corporation and Mission Community Services Corporation were not material as of December 31, 2001.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2001.

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

Investments not classified as trading securities nor as held to maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

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

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due.  When interest accrual is discontinued, all unpaid accrued interest is reversed.  Interest income is subsequently recognized only to the extent cash payments are received.

For impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan”, as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

Allowance for Loan Losses

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Comprehensive Income

Beginning in 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires the disclosure of comprehensive income and its components.  Changes in unrealized gain (loss) on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of the grant over the amount an employee must pay to acquire the stock.  The pro forma effects of adoption are disclosed in Note H.

Disclosure About Fair Value of Financial Instruments

In December 1996, the FASB issued SFAS No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities,” an amendment of FASB Statement No. 107.  In accordance with SFAS No. 126, the Company is exempt from the disclosure requirements of SFAS No. 107 and has therefore elected not to disclose fair value information for financial instruments.

Current Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” effective starting with fiscal years beginning after December 15, 2001.  This Statement establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by the APB Opinion No. 17.  The Statement also establishes a new method of testing goodwill for impairment.  It requires goodwill to be separately tested for impairment at a reporting unit level.  The amount of goodwill determined to be impaired would be expensed to current operations.  Management believes that the adoption of the statement will not have a material effect on the Bank’s financial statements.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.  These reclassifications are of a normal recurring nature.

NOTE B - INVESTMENT SECURITIES

Debt and equity securities have been classified in the statements of condition according to management’s intent.  The carrying amount of securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale Securities:
December 31, 2001
U.S. Government Agencies	$3,888,797	$81,372	$—	$3,970,169
Mortgage-Backed Securities	2,335,136	26,206	(130)	2,361,212
	$6,223,933	$107,578	$(130)	$6,331,381

December 31, 2000
U.S. Government Agencies	$10,274,533	$79,429	$(10,144)	$10,343,818

Held-to-Maturity Securities:
December 31, 2001
U.S. Government Agencies	$1,915,960	$22,813	$(3,583)	$1,935,190
Mortgage-Backed Securities	2,543,555	45,874	(16,316)	2,573,113
Other	44,429	8,194	—	52,623
	$4,503,944	$76,881	$(19,899)	$4,560,926

December 31, 2000
U.S. Government Agencies	$388,830	$—	$(33,100)	$355,730
Other	3,072,483	2,101	(23,327)	3,051,257
	$3,461,313	$2,101	$(56,427)	$3,406,987

Investments securities carried at $5,648,000 as of December 31, 2001 were pledged to secure short-term borrowings and other deposits as required by law.

Proceeds from sales of securities available-for-sale during 2000 were $3,204,339.  Gross realized gains of $4,339 are included in other income.

The scheduled maturities of securities available for sale at December 31, 2001, were as follows:

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in One Year to Five Years	$1,500,000	$1,532,500	$1,500,000	$1,522,815
Due in Five Years to Ten Years	1,888,797	1,935,814	—	—
Due in Greater Then Ten Years	500,000	501,855	415,960	412,375
Mortgage-Backed Securities	2,335,136	2,361,212	2,543,555	2,573,113
Other	—	—	44,429	52,623
	$6,223,933	$6,331,381	$4,503,944	$4,560,926

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast Area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are, to some degree, concentrated in those industries.

The Bank also originates SBA loans for sale to institutional investors.  At December 31, 2001 and 2000 the Bank was servicing approximately $12,347,000 and $10,015,000, respectively in loans previously sold or participated.

A summary of the changes in the allowance for possible loan losses as of December 31 follows:

	2001	2000
Balance at Beginning of Year	$511,607	$210,219
Additions to the Allowance Charged to Expense	280,000	392,500
Recoveries on Loans Charged Off	7,483	258
	799,090	602,977
Less Loans Charged Off	(163,622)	(91,370)
Balance at End of Year	$635,468	$511,607

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2001	2000
Recorded Investment in Impaired Loans	$889,000	$1,020,000
Related Allowance for Loan Losses	$133,000	$153,000
Average Recorded Investment in Impaired Loans	$1,480,000	$468,000
Interest Income Recognized for Cash Payments	None	None

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2001	2000
Land	$976,498	$976,498
Buildings	722,333	722,333
Leasehold Improvements	272,414	227,490
Furniture, Fixtures, and Equipment	990,694	823,354
	2,961,939	2,749,675
Accumulated Depreciation and Amortization	(572,908)	(375,626)
	$2,389,031	$2,374,049

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2005.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

Rental expense relating to these leases was approximately $88,000 in 2001 and $35,000 in 2000 which included rental expense related to the lease of premises owned by a partnership of one of the Company’s directors of approximately $9,000 for 2001 and $7,000 for 2000.

At December 31, 2001, the approximate future minimum annual payments under these leases are as follows:

2002	$91,000
2003	83,000
2004	72,000
2005	49,000
$295,000

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent.  It is not a forecast of rental expenses.

NOTE E - DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits are as follows:

Due in One Year	$26,858,550
Due in One to Five Years	2,054,631
$28,913,181

NOTE F - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 are comprised of the following advances:

Maturity Date	Interest Rate	Amount
1/2/2002	2.70%	$370,000
7/5/2002	7.75%	50,000
		$420,000

These advances are secured by investment securities as discussed in Note B.

NOTE G - INCOME TAXES

The income tax provision (benefit) for the years ended December 31, 2001 and 2000 is comprised of the following:

	2001	2000
Current Taxes:
Federal	$107,000	$—
State	33,000	8,000
	140,000	8,000
Deferred	(140,000)	(108,000)
	$—	$(100,000)

A comparison of the federal statutory income tax rates to the Company’s effective income tax

	2001		2000
	Amount	Rate	Amount	Rate
Federal tax rate	$347,000	34.0%	$79,000	34.0%
California franchise taxes, net of federal tax benefit	73,000	7.2%	17,000	7.3%
Reduction in valuation allowance	(376,000)	(36.9)%	(200,000)	(86.3)%
Other items - net	(44,000)	(4.3)%	4,000	1.8%
	$—	—	$(100,000)	(43.2)%

follows:

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from organizational and start-up costs and the allowance for loan and lease losses.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition:

	2001	2000
Deferred Tax Assets:
Organizational and Start-up Costs	$52,000	$110,000
Operating Loss Carryforwards	—	488,000
Allowance for Loan Losses Due to Tax Limitations	219,000	188,000
Other	70,000	10,000
	341,000	796,000

Valuation Allowance	—	(376,000)

Deferred Tax Liabilities:
Cash Basis of Tax Reporting	(3,000)	(222,000)
Depreciation Differences	(9,000)	(20,000)
Unrealized Gain on Investment Securities	(36,000)	(28,000)
Other	(11,000)	—
Net Deferred Tax Assets	$282,000	$150,000

NOTE H - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of 4.00% and 6.00% for 2001 and 2000 respectively, expected lives of five years, no dividend payments and disregarding any stock price volatility.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2001 and 2000 and changes during the years is presented below:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	117,666	$9.83	115,652	$9.89
Granted	36,500	$7.89	7,500	$8.06
Forfeited	(10,000)	$8.78	(5,486)	$8.81
Outstanding at End of Year	144,166	$9.41	117,666	$9.83

Options Exercisable at Year-End	62,600	$9.98	42,566	$10.00

Weighted-Average Fair Value of Options Granted During the Year		$1.51		$1.58

The following table summarizes information about fixed options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.00 to $10.00	144,166	7.02	$9.41	62,600	$9.98

Had compensation costs for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Bank’s consolidated results of operations and per share amounts would have been adjusted to the pro forma amounts indicated the table below:

	2001	2000
Net Income:
As Reported	$1,019,594	$331,698
Pro Forma	968,522	305,050

Basic Income Per Share:
As Reported	1.46	0.51
Pro Forma	1.38	0.47

Diluted Income Per Share:
As Reported	1.46	0.51
Pro Forma	1.38	0.47

NOTE I - OTHER EXPENSES

Other expenses as of December 31 are comprised of the following:

	2001	2000
Data Processing	$505,931	$291,881
Professional Expenses	162,267	123,965
Marketing and Business Promotion	112,737	91,080
Insurance and Regulatory Assessments	80,829	27,484
Office Supplies and Expenses	117,304	108,622
Other Expenses	401,461	291,902
	$1,380,529	$934,934

NOTE J - PREFERRED STOCK

Series A — the Series A Preferred Stock has $5.00 par value and is non-voting, convertible and redeemable.  Each share is convertible into voting common stock of the Company on a two-for-one exchange.  Series A shares are not entitled to any fixed rate of return but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a two-for-one exchange).  These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to an award from the Community Development Institutions Fund of the Department of the Treasury.

Series B — the Series B Preferred Stock has no par value and is non-voting, non-convertible and non-redeemable.  Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions.  Additionally, in the event of a so-called “change in control event” (including certain mergers or sales of assets) holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company.  These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to an investment from the National Community Investment Fund (“NCIF”).  In connection with this investment, NCIF also purchased 29,500 shares of the Company’s common stock for $10.00 per share. As part of the investment agreement, the Company by covenant agreed that so long as NCIF or any successor to NCIF owns and holds any of the Shares to remain a CDFI and to meet certain reporting requirements.

NOTE K - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.  The balance of these loans outstanding at December 31, 2001 and 2000 was approximately $1,608,000 and $1,945,000, respectively.

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

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 2001, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Commitments to Extend Credit	$13,444,000
Standby Letters of Credit	268,000
$13,712,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the customer.

The Company is involved in various litigation, which has arisen in the ordinary course of business.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank’s financial statements.

NOTE M - EARNINGS PER SHARE

The following is a reconciliation on net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2001		2000
	Income	Shares	Income	Shares
Net Income	$1,019,594		$331,698
Average Common Shares Outstanding During the Year		630,066		600,714
Preferred Shares Participating in Net Income With Common Shareholders -Average		70,500		50,112
Used in Basic EPS	1,019,594	700,566	331,698	650,826

Dilutive Effect of Outstanding Stock Options		—		—
Used in Dilutive EPS	$1,019,594	700,566	$331,698	650,826

Preferred shares are included in the computation of basic earnings per share because they share equally with common shares in the distribution of net income and they do not have a stated dividend rate.

The impact of stock options has been excluded from the computation of diluted EPS in 2001 and 2000 because they are anti-dilutive.

NOTE N - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual		To Be Adequately Capitalized		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)	$7,385	12.1%	$4,919	8.0%	$6,149	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$6,750	11.1%	$2,459	4.0%	$3,689	6.0%
Tier 1 Capital (to Average Assets)	$6,750	8.5%	$3,173	4.0%	$3,967	5.0%

As of December 31, 2000:
Total Capital (to Risk-Weighted Assets)	$5,803	11.1%	$4,194	8.0%	$5,242	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$5,291	10.1%	$2,097	4.0%	$3,145	6.0%
Tier 1 Capital (to Average Assets)	$5,291	8.9%	$2,390	4.0%	$2,987	5.0%

The Bank is restricted as to the amount of dividends that can be paid.  Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC.  The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4% and 4.0%, respectively.  It’s total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 12.1%, 11.1% and 8.5%, respectively, at December 31, 2001 and 11.1%, 10.1% and 8.9%, respectively, at December 31, 2000.

NOTE O - FORMATION OF MISSION COMMUNITY BANCORP

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction.  The acquisition was accounted for like a pooling of interest and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

Mission Community Bancorp has no significant business activity other than its investment in Mission Community Bank.  Accordingly, no separate financial information on the Company is provided.

NOTE P – BANK ENTERPRISE AWARD

During 2001, the Bank received a $990,000 award under the Fiscal Year 2001 Bank Enterprise Award Program.  The program is sponsored by the Department of Treasury, Community Development Financial Institutions Fund.  The Bank received the award for making a total of $3,000,000 in deposits with certified Community Development Financial Institutions.

The Bank deferred $452,250 of the award to increase the future earnings on the deposits to market rates.  The Bank will recognize $180,900 of this deferred amount in 2002 and 2003 and the balance of $90,450 in 2004.

ITEM 8.  CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists the names and certain information as of December 31, 2001, concerning all directors and executive officers of the Company and the Bank.  The Company and the Bank have no “significant employees” except its executive officers.

Name and Title	Age	Business Experience for Past Five Years	Year First Elected or Appointed Director*
Bruce M. Breault Founding Chairman of the Board (Emeritus)	59	Partner and Owner, F. McLintocks, Inc. (restaurants) (1973-)	1996

Roxanne M. Carr Secretary	64	Division President and Corporate Senior Vice President, The Mortgage House, Inc. (1995-); Regional Vice President, ARCS Mortgage, Inc. (1973-1995)	1997

Karla S. Cool Director	59	President and Owner, Central California Investments (1998-); Broker and Owner, Karla Cool Realty (1987-1998)	1998

William B. Coy Vice Chairman of the Board	64	Managing Partner, Rancho Rio Conejo (citrus and avocados) (1979-); Corporate Marketing Manager, San Luis Obispo County Farm Supply Company (1991-2001)	1996

William C. Demmin Executive Vice President/ Chief Financial Officer	56	Banker (1)	N/A

David A. Duarte Executive Vice President/ Chief Credit Officer	52	Banker (2)	N/A

Erol F. Giray, M.D. Director	45	Psychiatrist	1997

Anita M. Robinson Director, President and Chief Executive Officer	49	Banker (3)	1996

Robin L. Rossi Director	54	President, Rossi Enterprises (property management) (1991-); President, Infinite Horizons, Inc. (Manager of Avila Beach Resort) (1979-)	1996

Gary E. Stemper Chairman of the Board	59	Eagles Crest Winery, LLC, Manager (2000-); Sales Consultant and Technical Analyst, Artesia Ready Mix, Inc. (1996-2000); Partner, Eberle Winery of Paso Robles (1982-); Owner, Gary Stemper Construction Co. (1967-); Partner, Mill Road Vineyard (1994-);	1996

Karl F. Wittstrom Director	48	Self-Employed-real estate development, ranching, vineyards, investments, (1996-); President and CEO, Allwaste Transportation and Remediation, Inc. (1992-1996)	1997

* Refers to year first elected or appointed to Board of the Bank.

(1)                                Mr. William C. Demmin joined the Bank on March 12, 2001.  Mr. Demmin has over 31 years of banking experience.  For the period 1999 to 2001 he served as Interim President/CEO, and Executive Vice President/Chief Financial Officer, for Network Bank USA, Ontario, California.  From 1997 to 1999 he held the position of Executive Vice President/Chief Financial Officer with Cuyamaca Bank, N.A., in Santee, California.  From 1996 to 1997 he served as President/Chief Executive Officer for Merchants Bank of California, Carson, California.  For the period 1987 to 1996, he served as Executive Vice President/Chief Financial Officer for Monarch Bancorp and Monarch Bank, Laguna Niguel, California.  Prior to 1987, he held various management positions with Commercial Center Bank, Southern California Bancorp and

Bank of America.

(2)                                  Mr. David A. Duarte joined the Bank on February 26, 2001 as the Executive Vice President and Chief Credit Officer.   Mr. Duarte has 29 years of banking experience.  For the period 1999 to 2001 he served as an Executive Vice President/Chief Credit Officer for Cerritos Valley Bank, Norwalk, California.  From 1997 to 1999 he held the position of Executive Vice President/Chief Credit Officer with Security First Bank, Fullerton, California.  From 1992 to 1996, he held executive management positions, including Senior Vice President/Chief Credit Officer, (and from 1973 to 1986 held various management positions), with Home Bank, Signal Hill, California.

(3)                                  Ms. Robinson has over 29 years of banking experience.  From 1982 to 1989 she was a Vice President, Branch Manager and Commercial Loan Officer for National Bank of Southern California in Santa Ana, California.  From 1989 to 1993 Ms. Robinson served as Executive Vice President/Senior Loan Administrator of Commerce Bank of San Luis Obispo.  In 1994 she became the President and Chief Executive Officer of Commerce Bank of San Luis Obispo and served in that capacity until the bank was acquired by ValliWide Bank in 1996.  Ms. Robinson left ValliWide Bank and joined the organizing effort of the Bank in 1996.

None of the Bank’s directors or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Bank, acting within their capacities as such.  There are no family relationships between the directors or executive officers of the Bank and none serve as directors of any other company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Therefore, the Company’s officers and directors, and persons who own more than 10% of the Company’s Common Stock, are not subject to the reporting requirements under Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth a summary of annual and long-term compensation for services in all capacities to the Bank for the Bank’s President and Chief Executive Officer.

Annual Compensation

Long-Term Compensation Awards

Name and Position

Year

Salary/ Benefits

Bonus

Other Annual Compensation (1)

Securities Underlying Options

All Other Compensation

Anita M. Robinson
President and Chief	2001	$115,000	—	$7,800	5,000	—
Executive Officer	2000	$90,000	—	$6,000	—	—
	1999	$90,000	—	$5,000	—	—

(1) This figure represents automobile allowance paid during the year.

No other officer received annual compensation of $100,000 or more in 2001.  The Company currently pays no salaries to its officers.

Option/SAR Grants

On January 20, 1998 the Bank’s Board of Directors adopted the 1998 Stock Option Plan, pursuant to approval by the Bank’s shareholders prior to January 20, 1999.  The Bank’s shareholders approved the

1998 Stock Option Plan at the Annual Meeting of Shareholders held on June 16, 1998.   In 1998, a total of 125,099 incentive and non-qualified stock option shares were granted at a price range of $10.00 to $11.00 per share; 5,000 stock option shares were retired; and no stock options were exercised.  In 1999, a total of 11,000 incentive option shares were granted at a price range of $8.125 to $9.00 per share; 17,433 incentive and non-qualified stock options were retired; and no options were exercised.  In 2000, a total of 7,500 incentive and non-qualified stock option shares were granted at a price range of $7.875 to $8.188 per share; 5,486 stock option shares were retired; and no options were exercised.   In 2001, a total of 36,500 incentive and non-qualified stock options were granted at a price range of $7.50 to $8.25 per share; 10,000 stock options were retired; and no stock options were exercised.  The 1998 Stock Option Plan and the options granted pursuant thereto were assumed by the Company in connection with the holding company formation transaction in which the Bank became a wholly-owned subsidiary of the Company.

Long Term Incentive Plan Awards

There were no long-term incentive plan awards in 1999, 2000 or 2001.

Employment Contracts

In 1997 the Bank and Ms. Robinson entered into an employment contract, for a period of three years, which provides for a base salary of $7,500 per month, discretionary bonuses, an automobile allowance of $500 per month, expense reimbursement, $250,000 of life insurance and standard and customary medical and dental insurance benefits.  The contract provides for severance benefits of six months’ compensation for termination without cause and severance benefits equal to the greater of $100,000 or the base salary for the balance of the contract term for termination after a merger, change in control, or other defined corporate reorganizations.  On February 27, 2001, the Board of Directors approved a new employment contract for Ms. Robinson, effective for a one year term beginning on January 1, 2001, which provides for a base salary of $9,583 per month, discretionary bonuses, an automobile allowance of $650 per month, expense reimbursement, $250,000 of life insurance, standard and customary medical and dental insurance benefits, and a stock option grant of 5,000 shares.  The contract provides for severance benefits of six months’ base salary for termination without cause, and severance benefits of twelve months’ base salary for termination after a merger, change in control, or other defined corporate reorganizations.   On February 25, 2002, the Board of Directors approved a new employment contract for Ms. Robinson, effective for a five year term beginning on January 1, 2002, which provides for a base salary of $10,833 per month, an automobile allowance of $650 per month, expense reimbursement, $250,000 of life insurance, standard and customary medical and dental insurance benefits, and a non-recurring bonus of $10,000 payable by December 31, 2002.  The five year agreement provides for an annual review by the Board of Directors of the base salary provided to Ms. Robinson, which shall not be less than $10,833 per month during the life of the agreement. The contract provides for severance benefits of six months base salary for termination without cause, and severance benefits of sixty months base salary, from the date of event, for termination after a merger, change in control, or other defined corporation reorganizations.

In 2001, the Bank entered into Change in Control Employment agreements with Executive Officers Demmin and Duarte, and also with four of the Bank’s Senior Vice Presidents, that will provide for severance benefits for termination after a merger, change in control, or other defined corporate reorganizations equal to a lump sum amount equal to six months salary.

Directors’ Compensation

During 1999, 2000 and 2001 the Bank’s directors were not paid for attending meetings of the Board or the committees on which they served.  Directors of the Company receive no compensation for attending meetings.

Eight non-employee directors received a Stock Option grant during the year-ending December 31, 2001, which was for 2,000 non-qualified stock option shares at a price of $7.50 per share.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001, concerning the beneficial ownership of the Company’s outstanding Common Stock: (i) by each of the directors and executive officers; and (ii) by all directors and executive officers of the Company as a group.  Management is not aware of any change in control of the Company which has occurred since January 1, 2002 or of any arrangement which may, at a subsequent date, result in such a change in control.  Management of the Company is aware of one person who owns, beneficially or of record, more than 5% of the Company’s outstanding Common Stock: The Patrick W. Hopper Trust beneficially owns 41,834 shares of common stock, or 6.6% of total shares outstanding.

Name and Position Held	Common Stock Beneficially Owned (1)		Shares Subject to Exercise(2)	Total Shares Beneficially Owned	Percent of Class
Bruce M. Breault Founding Chairman of the Board (Emeritus)	21,250		11,146	32,396	4.9%

Roxanne M. Carr Secretary	10,000		6,240	16,240	2.5%

Karla S. Cool Director	2,837		500	3,337	0.5%

William B. Coy Director, Vice Chairman of the Board	7,750	(3)	6,240	13,990	2.2%

Erol F. Giray, M.D Director	6,530		5,386	11,916	1.9%

Anita M. Robinson Director, President and Chief Executive Officer	17,659		17,000	34,659	5.4%

Robin L. Rossi Director	13,707	(4)	9,440	23,147	3.6%

Gary E. Stemper Chairman of the Board	7,500		8,160	15,660	2.5%

Karl F. Wittstrom Director	15,100		7,520	22,620	3.5%

All Directors and Executive Officers as a Group (11)	102,333		72,632	174,965	24.9%

(1)          Includes shares beneficially owned, directly or indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children, by a closely held business or other associate. Unless otherwise indicated, all shares are held as community property under California law or with sole vetoing and investment power.

(2)          Shares subject to options that were exercisable within 60 days of 12/31/01 are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.  Includes 1,000 shares subject to option held by David A. Duarte exercisable within 60 days.

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

Some of the Bank’s directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of business and anticipate having such banking transactions with such persons in the future.  In the opinion of Management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2001, loans outstanding to the Bank’s directors and executive officers (including associated companies) totaled approximately $2.7 million.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000*

3.1	Articles of Incorporation**

3.2	Bylaws**

4.1	Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock**

4.2	Certificate of Determination for Series B Non-Voting Preferred Stock**

10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended**

10.2	Financial Facilities Purchase Agreement**

10.3	Employment Contract — Ms. Robinson**

10.4	Lease Agreement — Paso Robles**

10.5	Lease Agreement — San Luis Obispo**

10.6	Lease Agreement — Arroyo Grande**

10.7	1998 Stock Option Plan

10.8	Lease Agreement — 569 Higuera, San Luis Obispo

21	Subsidiaries of the registrant

23	Consent of accountants

*Filed as an exhibit to the Company 8-K Report of December 18, 2001.

** Filed as an exhibit to the Company’s annual report on Form 10-KSB as of December 31, 2001

Reports on Form 8-K:

None.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive officer
Dated: March 27, 2002

By:	/s/ William C. Demmin

WILLIAM C. DEMMIN

Executive Vice President and Chief Financial officer
Dated: March 27, 2002

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault

Founding Chairman of the Board (Emeritus)

March 27, 2002

BRUCE M. BREAULT

/s/ Roxanne M. Carr	Secretary	March 27, 2002
ROXANNE M. CARR

/s/ Karla S. Cool	Director	March 27, 2002
KARLA S. COOL

/s/ William B. Coy	Vice Chairman of the Board	March 27, 2002
WILLIAM B. COY

/s/ Erol F. Giray, M.D.	Director	March 27, 2002
EROL F. GIRAY, M.D.

/s/ William C. Demmin	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 27, 2002
WILLIAM C. DEMMIN

/s/ Anita M. Robinson	Director, President and Chief Executive Officer	March 27, 2002
ANITA M. ROBINSON

/s/ Robin L. Rossi	Director	March 27, 2002
ROBIN L. ROSSI

/s/ Gary E. Stemper	Chairman of the Board	March 27, 2002
GARY E. STEMPER

/s/ Karl F. Wittstrom	Director	March 27, 2002
KARL F. WITTSTROM