Form 10QSB
period 2002-03-31
MISSION COMMUNITY BANCORP
filed 2002-05-13
CIK 1129920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002.

☐        Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                       to                              .

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

On April 30, 2002, there were 630,066 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

March 31, 2002

PART I

ITEM 1.  FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited — Dollar Amounts in Thousands)

	31-Mar-02	31-Dec-01
ASSETS:
Cash and Due From Banks	$2,732	$2,526
Federal Funds Sold	2,195	—
TOTAL CASH AND CASH EQUIVALENTS	4,927	2,526

Interest — Bearing Deposits Other Banks	3,009	3,009
Investment Securities Net	11,387	10,835
Federal Reserve Bank Stock and Other Stock, at Cost	276	222
Loans	62,127	60,462
Allowance for Loan Losses	(656)	(635)
NET LOANS	61,471	59,827

Property, Premises, and Equipment	2,375	2,389
Other Assets	1,514	1,083

TOTAL ASSETS	$84,959	$79,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-Bearing Deposits	$13,213	$13,030
Interest Bearing Deposits	61,715	58,654
TOTAL DEPOSITS	74,928	71,684

Short-term Borrowings	2,050	420
Other Liabilities	1,128	1,013
TOTAL LIABILITIES:	78,106	73,117

STOCKHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Common Stock	6,272	6,272
Unrealized Appreciation Available-for-Sale Securities	2	71
Accumulated Deficit	(5)	(153)

TOTAL SHAREHOLDERS’ EQUITY	6,859	6,774

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$84,959	$79,891

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Statements of Income

(Unaudited — Dollar Amounts in Thousands)

	For The Three Months Ended
	31-Mar-02	30-Mar-01
NET INTEREST INCOME
Interest Income	$1,320	$1,280
Interest Expense	425	601
NET INTEREST INCOME	895	679

Provision for Loan Losses	22	25

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	873	654

OPERATING INCOME AND EXPENSE
Noninterest Income	207	172
Noninterest Expense	859	734

INCOME BEFORE TAXES	221	92
Income Tax	74	—

NET INCOME	$147	$92

Per Share Data:
Net Income Per Share — Basic	$0.21	$0.13
Weighted Average Shares Used in Computation	700,566	700,566
Net Income Per Share — Diluted	$0.21	$0.13
Weighted Average Shares Used in Computation	700,566	700,566

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of  Changes for Stockholders’ Equity

(Unaudited — Dollar Amounts in Thousands)

						Accumulated
	Preferred	Common Stock		Comprehensive	Accumulated	Comprehensive
	Stock	Shares	Amount	Income	Deficit	Income

Balance at January 1, 2001	$584	630,066	$6,272		$(1,172)	$41

Comprehensive Income:
Net Income				$1,020	1,020

Net Unrealized Appreciation:
On Available-for-Sale Securities				30		30

Total Comprehensive Income				$1,050

Balance, December 31, 2001	584	630,066	6,272		(152)	71

Comprehensive Income:
Net Income				$147	147

Net Unrealized Depreciation:
On Available-for-Sale Securities				(69)		(69)

Total Comprehensive Income				$78

Balance, March 31, 2002	$584	630,066	$6,272		$(5)	$2

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited — Dollar Amounts in Thousands)

	For the Three Months Ended
	31-Mar-02	31-Mar-01
OPERATING ACTIVATES:
Net Income	$147	$92
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	50	47
Provision for Credit Losses	22	25
Net Change in Other Assets and Liabilities	(306)	138
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(87)	302

INVESTING ACTIVATES:
Purchase of Investment Securities	(2,000)	(5,767)
Sale and Maturity of Investment Securities	1,356	8,888
Net Decrease in CDs with other banks	(0)	(99)
Net Change in FRB and FHLB Stock	(54)	—
Net Increases in Loans	(1,665)	(4,065)
Purchase of Equipment	(23)	(108)
NET CASH USED BY INVESTING ACTIVITIES	(2,386)	(1,151)

FINANCING ACTIVITIES
Net Increase in Deposits	3,244	5,891
Net (Increase) Decrease in Other Borrowings	1,630	(2,648)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,874	3,243

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,401	2,394

Cash and Cash Equivalents at Beginning of Period	2,526	2,621

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,927	$5,015

The accompanying notes are an integral part of this consolidated financial statement.

Mission Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1 — Basis of Presentation and Management Representations

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2002.

The consolidated financial statements include accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank, N.A. and its subsidiary Mission Community Development Corporation.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Item 2.                                   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Income Summary

For the first three months of 2002, the Company reported net income of $147,000 compared to $92,000, an increase of 60% for the same three-month period in 2001.  On a pretax basis, net income improved by 140%, or from $92,000 for the first three months of 2001 compared to $221,000 for the three months in 2002.  The Bank became fully taxable at the end of 2001, its fourth year of operation.

The annualized return on average assets improved to 0.71% for the three-month period ended March 31, 2002 from 0.57% for the three-month period ended March 31, 2001.  Diluted earnings per share for the first three months of 2002 was $0.21 per share compared to $0.14 per share in the first three months of 2001.

The comparative improvement in net income is consistent with the continued growth trends of the Bank.

Net Interest Income

Net interest income is the amount by which interest income and fees on loans and interest and amortization on investment securities exceed the cost of funding deposits and other borrowings.  Net interest income was $895,000 for the first three months of 2002 compared to $679,000 for the same three months in 2001, an increase of 32%.  The components of net interest income and improvements in net interest income are shown in the following chart (dollars in thousands):

	3 months 2002		Year Ended December 31, 2001		3 months 2001
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Interest Income	1,320	100%	5,360	100%	1,280	100%
Interest Expense	425	32%	2,143	40%	601	47%
Net Interest Income	895	68%	3,217	60%	679	53%

The Federal Reserve made material changes in interest rates from January 4, 2001 when Prime was 9.00% through March 31, 2002 with Prime Rate standing at 4.75%.  The following chart reflects the Bank’s spread between its yield on earning assets and its cost of funds including non-interest bearing deposits (dollars in thousands):

	31-Mar-02	31-Dec-01	31-Mar-01
Average Earning Assets	77,503	66,631	58,514
Average Deposits and Borrowings	75,099	68,592	48,961
Yield on Earning Assets	6.81%	8.04%	8.75%
Cost of Deposits	2.26%	3.12%	4.91%
Spread	4.55%	4.92%	3.84%

The Bank took several actions in the past year to maintain a reasonable spread.  These actions included closer attention to loan pricing, improving relationship banking by working to obtain increased deposits from loan customers, by utilizing state and federal programs consistent with the Bank’s status as a Certified Development Financial Institution (certified by the U.S. Department of Treasury) to obtain lower cost deposits, and by increasing loan volumes.  Deposits developed from these lower cost alternatives included approximately $4.5 million from the State of California at below CD market rates and $1.6 from other CDFI banks at below market rates.  The Bank also utilized FHLB short-term borrowings of $2 million in the first quarter of 2002 to provide funding at rates well below the market for CDs.

The outlook for interest rates for the next year suggests a flat to small increase in rates, and this has been factored into the Bank’s funding and pricing strategies. The Bank also expects to continue to seek lower cost deposits that can be obtained from institutions who receive benefits or credits for investing in CDFI institutions.

Allowance for Loan Losses

During the first quarter of 2002, the Bank added $22,000 to the Allowance for Loan Losses (ALL) compared to $25,000, which was added in the first three months of 2001.  A review of the ALL shows the following changes (dollars in thousands):

	Mar-02	Mar-01
Beginning Allowance	$635	$512
Provision for Loan Losses	22	25
Loans Charged Off	(1)	(114)
Allowance, End of Period	$656	$423

Allowance as % of Gross Loans	1.06%	0.90%

Gross Loans	$62,127	$47,193

The Bank has increased the ALL by percentage and by amount consistent with its quarterly review of the overall quality assessment of the loan portfolio and general economic trends in the local market.  Management foresees the need to continue to build the Allowance as gross loans increase and to allow for other factors that are included in its quarterly assessment including but not limited to asset quality, current economic conditions, and economic forecasts.

Management also considers the percentage of the ALL to Gross Loans on a peer group comparison.  As of December 31, 2001, a peer group of banks (FDIC - Uniform Bank Performance Report) suggest an average percentage of 1.26%.  This peer group includes banks on a national level, and Management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Based on its quarterly review and audit and examination reviews of the portfolio, Management believes that the Allowance as of March 31, 2002 is adequate to cover future losses.

Noninterest Income

Noninterest Income represents services charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.   For the first quarter of 2002, the Bank on an adjusted basis earned $207,000 compared to $172,000 for the same three-month period in 2001, or an increase of $35,000 or 20%.   Noninterest income has been adjusted to reflect income from the Bank’s merchant card program on a net basis (net of expenses) for both quarterly periods.  Increased net income from merchant bankcard program was just over $1,000 or 15% for the comparative periods. Income from the sale of SBA loans increased by $26,000 or 61% compared to the first three months of 2001, and the Bank accrued $45,000 in other income from its 2001 BEA award.

Noninterest Expense

Noninterest expense represents salaries and benefits, occupancy expenses, professional expenses, outsider services, and other miscellaneous expenses necessary to conduct business.

Noninterest expense for the quarter ended March 31, 2002 totaled $859,000 compared to $734,000 for the same period in 2001. This increase was due to the following.  Salary and Benefit expenses on a comparative basis increased by $87,000 or 24%.  Of the increase, $33,000 represents salary increases, $15,250 represents a quarterly accrual for expected 401-K matching for 2002, $10,000 from increased employer taxes and employee insurance costs, and training expenses increased by $5,000 or 90% compared to the first quarter of 2001.

The balance of the remaining increased expenses are consistent with the overall growth of the Bank for marketing, consulting expenses (internal auditing and compliance), and general occupancy expenses.

Balance Sheet Analysis

The following chart shows comparative growth trends for assets, earning assets, loans, deposits and short-term borrowing (dollars in thousands):

	3 months 2002		3 months 200		Mar 31, 2002 v 2001
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Total Assets	5,068	6.34%	3,376	5.36%	18,654	28.13%
Earning Assets	3,860	6.38%	6,180	14.23%	14,719	29.67%
Loans	1,665	2.75%	3,376	5.36%	14,934	5.36%
Deposits	3,244	4.53%	5,981	11.04%	14,776	24.56%
Short Term Borrowings	1,630	388.10%	(2,648)	-100.00%	2,050	100.00%

The balance sheet continues to grow at approximately 28% per year, which is consistent with goals established in the Bank’s strategic plan.   The growth has generally been balanced with no specific concentrations for either earning assets or deposits.

Since September 2001, the Bank has seen a slowing in deposit growth rates which have not matched loan growth and has established a borrowing line from the Federal Home Loan Bank of San Francisco as an alternate funding source and as a management tool for the Bank’s cost of funds.  The Bank also has utilized its CDFI status to attract lower cost deposits from other CDFI institutions and from the State of California.   The Bank continues to promote its “MCB Investor” savings account; however, this account has been reduced from 47% of total deposits as of March 31, 2001 to 39% as of March 31, 2002.  This reduction is consistent with the Bank’s deposit pricing strategy and with a shift by depositors to CDs to obtain the highest possible rates during a period of very low rates.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	31-Mar-02	31-Mar-01	31-Dec-01
Past due 90 days or more past due and still accruing	$—	$—	$15

Loans on nonaccrual	259	295	889
Nonperforming loans	$259	$295	$904

Nonperforming as percent of total loans	0.42%	0.63%	1.47%

Allowance as a % of nonperforming loans	253%	143%	70%

The nonperforming loans are shown net of government guarantees for SBA loans.  As of March 31, 2002, gross nonaccrual loans totaled $1,045,000 compared to $1,525,000 as of March 31, 2001.

Short Term Borrowings

The short-term borrowings as of March 31, 2002 included $50,000 outstanding under a $200,000 line of credit from Pacific Coast Bankers Bank to the Company and $2 million due to the Federal Home Loan Bank of San Francisco for short-term, secured advances.

Capital

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of March 31, 2002 were:

	Required Ratio	31-Mar-02	31-Dec-01
Tier 1 leverage ratio	5.0%	8.3%	8.5%
Tier 1 risk-based capital ratio	6.0%	10.6%	11.1%
Total risk-based capital ratio	10.0%	11.6%	12.1%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized”.

Liquidity

The Bank’s strategic plan assumes that growth in total assets will be at a pace that is somewhat faster than the level supported by growth in retained earnings.  Management has a successful record of increasing capital pursuant to grants based on its status as a certified Community Development Financial Institution (CDFI).  The Company completed a private placement of $1 million in common and preferred stock during December 2000 to two investors.  The Company was also awarded a $500,000 grant in 2001 from the CDFI Fund which will be funded in 2002 in the form of preferred stock.  No determination has been made as to the utilization of the grant funds in 2002.

Management anticipates more frequent FHLB borrowings in the future as part of its pricing strategy for loans and deposits.

Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties — Inflation

The 2001 recession, now generally labeled as the “non-recession” had limited to no measurable financial impact in San Luis Obispo County.  The Bank has seen a slowdown in deposit activity since mid- to late- 2001; however, how much of the slowdown can be attributed to a slow economy versus how much to the historically low deposit rates can not be ascertained.

Current economic forecasts suggest a sluggish but growing economy for most of 2002 with no material change in interest rates until at least August 2002 at the earliest.  There are no significant signs of inflation on the horizon suggesting that interest rates will remain at low levels going into 2003.

Forward Looking

On April 26, 2002, the Bank received approval from the Office of the Comptroller of the Currency to convert its loan production office in Arroyo Grande to a full service branch.  There is a large deposit and loan base in Arroyo Grande, and the Bank anticipates that this new branch will provide a new source for deposit growth for the bank.  As an LPO, Arroyo Grande has generated a reasonable volume of commercial and construction loans.

The Bank also has signed a lease for a new branch in Nipomo and expects to open this facility as a full service branch in late June or early July 2002.   Nipomo is one of the fastest growing areas in the County, and this branch is expected to be a net deposit branch which will also provide some commercial loan activity.  The Nipomo branch expands the Bank’s coverage in San Luis Obispo County from Paso Robles in the north to Nipomo in the south along the important Highway 101 corridor.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

The discussion concerning the issuance of preferred stock that appears in Item 5 of the Annual Report on Form 10-KSB is hereby incorporated by reference.

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

MISSION COMMUNITY BANCORP

Date: May 10, 2002

/s/ Anita M. Robinson
Anita M. Robinson
President and Chief Executive Officer

Date: May 10, 2002

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer