Form 10QSB
period 2002-06-30
MISSION COMMUNITY BANCORP
filed 2002-08-12
CIK 1129920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

On July 31, 2002, there were 630,066 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

June 30, 2002

PART I

ITEM 1.  FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited – Dollar Amounts in Thousands)

	30-Jun-02	31-Dec-01
ASSETS:
Cash and Due From Banks	$3,140	$2,526
Federal Funds Sold	3,830	—
TOTAL CASH AND CASH EQUIVALENTS	6,970	2,526

Interest - Bearing Deposits Other Banks	3,000	3,009
Investment Securities Net	10,717	10,835
Federal Reserve Bank Stock and Other Stock, at Cost	309	222
Loans	64,636	60,462
Allowance for Loan Losses	(688)	(635)
NET LOANS	63,948	59,827

Property, Premises, and Equipment	2,362	2,389
Other Assets	1,377	1,083

TOTAL ASSETS	$88,683	$79,891

LIABILITIES AND STOCKHOLDERS' EQUITY:
Noninterest-Bearing Deposits	$13,521	$13,030
Interest Bearing Deposits	65,014	58,654
TOTAL DEPOSITS	78,535	71,684

Short-term Borrowings	2,060	420
Other Liabilities	979	1,013
TOTAL LIABILITIES:	81,574	73,117

STOCKHOLDERS' EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Common Stock	6,272	6,272
Unrealized Appreciation Available-for-Sale Securities	72	71
Accumulated Deficit	181	(153)

TOTAL SHAREHOLDERS' EQUITY	7,109	6,774

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,683	$79,891

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited - Dollar Amounts in Thousands)

	For The 3 Months Ended 30-Jun		For The 6 Months Ended 30-Jun
	2002	2001	2002	2001
NET INTEREST INCOME
Interest Income	$1,398	$1,226	$2,718	$2,506
Interest Expense	422	533	847	1,134
NET INTEREST INCOME	976	693	1,871	1,372

Provision for Loan Losses	55	90	77	115

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	921	603	1,794	1,257

OPERATING INCOME AND EXPENSE
Noninterest Income	253	317	460	489
Noninterest Expense	862	839	1,721	1,573

INCOME BEFORE TAXES	312	81	533	173
Income Tax	126	—	200	—

NET INCOME	$186	$81	$333	$173

Per Share Data:
Net Income Per Share - Basic	$0.27	$0.12	$0.48	$0.25
Weighted Average Shares Used in Computation	700,566	700,566	700,566	700,566
Net Income Per Share - Diluted	$0.27	$0.12	$0.48	$0.25
Weighted Average Shares Used in Computation	700,566	700,566	700,566	700,566

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of  Changes for Stockholders' Equity

(Unaudited -- Dollar Amounts in Thousands)

	Preferred Stock			Comprehensive Income	Accumulated Deficit	Accumulated Comprehensive Income
		Common Stock
		Shares	Amount

Balance at January 1, 2001	$584	630,066	$6,272		$(1,172)	$41

Comprehensive Income:
Net Income				$1,020	1,020

Net Unrealized Appreciation:
On Available-for-Sale Securities				30		30

Total Comprehensive Income				$1,050

Balance, December 31, 2001	584	630,066	6,272		(152)	71

Comprehensive Income:
Net Income				$333	333

Net Unrealized Appreciation:
On Available-for-Sale Securities				1		1

Total Comprehensive Income				$334

Balance, June 30, 2002	$584	630,066	$6,272		$181	$72

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited -- Dollar Amounts in Thousands)

	For the Six Months Ended
	30-Jun-02	30-Jun-01
OPERATING ACTIVITIES:
Net Income	$333	$173
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	101	83
Provision for Credit Losses	77	115
Net Change in Other Assets and Liabilities	162	(204)
NET CASH PROVIDED BY OPERATING ACTIVITIES	673	167

INVESTING ACTIVITIES:
Purchase of Investment Securities	(2,000)	(8,439)
Sale and Maturity of Investment Securities	1,660	10,887
Net Decrease in CDs with other banks	9	(77)
Net Change in FRB and FHLB Stock	(87)	(2,902)
Net Increases in Loans	(4,174)	(5,993)
Purchase of Equipment	(128)	(143)
NET CASH USED BY INVESTING ACTIVITIES	(4,720)	(6,667)

FINANCING ACTIVITIES
Net Increase in Deposits	6,851	11,852
Net (Increase) Decrease in Other Borrowings	1,640	(2,648)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,491	9,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,444	2,704

Cash and Cash Equivalents at Beginning of Period	2,526	2,621

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,970	$5,325

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month and six-month periods ended June 30, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Item 2.                                   Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Income Summary

For the three months ended June 20, 2002, comparative net income increased from $81,000 to $186,000 or a 130% increase over the same three month period in 2001.

For the first six months of 2002, comparative net income was $333,000 compared to $173,000, or an increase of 92% compared to the same six-month period in 2001. The improvements in net income are consistent with the continued growth in the Bank’s asset levels as the Bank utilizes the economies of scale from its existing infrastructure and staff to increase both deposits and earning assets.

On a pretax basis, net income improved by $231,000 or 285% and by $360,000 or 208% for the three-month and six-month periods, respectively for the comparative periods.  The Bank became fully taxable at the end of 2001, its fourth year of operation.

For the three-month and six-month periods ended June 30, 2002, the annualized return on average assets and earnings per share show the following improvements:

	3 months ended		6 months ended
	Jun-02	Jun-01	Jun-02	Jun-01
ROA	0.86%	0.47%	0.79%	0.52%

Net Income Per Share - Basic	$0.27	$0.12	$0.48	$0.25
Net Income Per Share - Diluted	$0.27	$0.12	$0.48	$0.25

These positive growth trends are consistent with the Bank’s strategic plan and have been supported by reasonable economic stability and continuity of growth the local market area.

Net Interest Income

Net interest income is the amount by which interest income and fees on loans and interest and amortization on investment securities exceed the cost of funding deposits and other borrowings.  The components of net interest income and improvements in net interest income are shown in the following table (dollars in thousands):

	3 months 2002		6 months 2002
	Dollars	%	Dollars	%
Interest Income	1,398	100%	2,718	100%
Interest Expense	422	30%	847	31%
Net Interest Income	976	70%	1,871	69%

	3 months 2001		6 months 2001
	Dollars	%	Dollars	%
Interest Income	1,226	100%	2,506	92%
Interest Expense	533	43%	1,134	42%
Net Interest Income	693	57%	1,372	55%

The Federal Reserve made material changes in interest rates from January 4, 2001 when Prime was 9.00% through March 31, 2002 with Prime Rate standing at 4.75% where it has remained through the start of the third quarter.  The following table reflects the Bank’s spread between its yield on earning assets and its cost of funds including non-interest bearing deposits (dollars in thousands):

	2002		2001
	3 months	6 months	3 months	6 months
Average Earning Assets	77,120	78,574	62,761	60,687
Average Deposits and Borrowings	77,496	76,304	62,169	59,958
Yield on Earning Assets	7.25%	6.92%	7.81%	8.26%
Cost of Deposits	2.18%	2.22%	3.43%	3.78%
Spread	5.07%	4.70%	4.38%	4.48%

The Bank continues to take action and implement strategies to maintain a reasonable spread.  These actions included close attention to loan pricing, improving relationship banking by working to obtain increased deposits from loan customers, by utilizing state and federal programs consistent with the Bank’s status as a certified CDFI (Community Development Financial Institution certified as by the U.S. Department of Treasury) to obtain lower cost deposits, and by increasing loan volume.  Deposits developed from these lower cost alternatives included approximately $4.5 million from the State of California at below CD market rates.  The Bank also utilized FHLB short-term borrowings of $2 million in 2002 to provide funding at rates well below the market for CDs.

The outlook for interest rates remains dependent on the pace of the recovery of the economy at the national level with forecasts ranging from one more rate decrease to the likelihood of progressive future rate increases once the economy begins to resume its growth.  The Bank also expects to continue to seek lower cost deposits that can be obtained from institutions who receive benefits or credits for investing in CDFI institutions.

Allowance for Loan Losses

During the second quarter of 2002, the Bank added $55,000 or a total of $77,000 for the year to the Allowance for Loan Losses (ALL) compared to a total of $115,000 during the first six months of 2001.  A review of the ALL summary shows the following changes (dollars in thousands):

	3 months ended		6 months ended
	Jun-02	Jun-01	Jun-02	Jun-01
Beginning Allowance	656	423	635	512
Provision for Loan Losses	55	90	77	115
Loans Charged Off	(23)	(35)	(24)	(149)
Allowance, End of Period	688	478	688	478

Allowance as % of Gross Loans	1.06%	0.97%	1.06%	0.97%

Gross Loans	64,636	49,121	64,636	49,121

The Bank has increased the ALL by percentage and by amount consistent with its quarterly review of the overall quality assessment of the loan portfolio and general economic trends in the local market.  Management foresees the need to continue to build the Allowance as gross loans increase and to allow for other factors that are included in its quarterly assessment including but not limited to: asset quality; current economic conditions; and economic forecasts.

Management also considers the percentage of the ALL to Gross Loans on a peer group comparison.  As of December 31, 2001 and March 31, 2002, a peer group of banks (FDIC -

Uniform Bank Performance Report) suggest average percentages of 1.27% and 1.31%, respectively.  This peer group includes banks on a national level, and Management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, the percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Based on its quarterly review and audit and examination reviews of the portfolio, Management believes that the Allowance as of June 30, 2002 is adequate to cover future losses.

Noninterest Income

Noninterest Income represents services charges on deposit accounts and other non-interest related charges and fees including fees from the sale of SBA loans.  For the six months and three months ended June 30, 2002 the Bank, on an adjusted basis, earned $460,000 and $253,000 compared to $489,000 and $317,000 for the same periods in 2001.  The Bank outsourced much of the back office functions for the merchant card processing in 2002 resulting in lower income but increased staff efficiency and utilization.  BEA non-interest income is the result of a 2001 Bank Enterprise Award related to the Bank’s activities in supporting other with income being amortized on a yield basis until July 2004.  The Bank continues to be active in SBA lending and loan servicing.

The following table shows the major components, including an adjustment for merchant card income which changed when processing was outsourced, of non-interest income (dollars in thousands):

	3 months ended		6 months ended		Increase/(Decrease)
	Jun-02	Jun-01	Jun-02	Jun-01	3 mo	6 mo
BEA Interest Income	44	—	89	—	44	89
Gain on Sale of Loans	110	116	179	159	(6)	20
Loan Servicing Fees	34	24	63	55	10	8
Other Fees and Charges	65	177	129	275	(112)	(146)
Noninterest Income	253	317	460	489	(64)	(29)

Less Merchant Card Income	8	76	21	142	(68)	(121)
Noninterest Income net of Merchant Card Income	245	241	439	347	4	92

There have been no material changes in the Bank’s business plan or strategies other than merchant card processing and increased income has come from growth in the overall number of customers and relative size of the Bank.  The Bank did convert its loan production office in Arroyo Grande to a full service branch in May, and new business activity from this branch has been consistent with budget.

Noninterest Expense

Noninterest expense represents salaries and benefits, occupancy expenses, professional expenses, outsider services, and other miscellaneous expenses necessary to conduct business.

Noninterest expense for the quarter ended June 30, 2002 totaled $862,000 compared to $839,000 for the same three-month period in 2001. For the six months ended June 30, 2002, Noninterest expenses were $1,721,000 compared to $1,573,000 for the first six month of 2001.

The following table provides an overview of major expenses classifications (dollars in thousands):

	3 months ended		6 months ended		Increase/(Decrease)
	Jun-02	Jun-01	Jun-02	Jun-01	3 mo	6 mo
Salary & Benefits	320	389	884	768	(69)	116
Occupancy	115	110	222	197	5	25
Data Processing	70	61	135	112	9	23
Merchant Card Expenses	(5)	(49)	(2)	(49)	44	47
Other	357	279	480	496	78	(16)
Total NonInterest Expense	862	839	1,721	1,573	23	148

The Bank had several changes in staffing in the second quarter of 2002 including the resignation of its Chief Credit Officer and the resignation of a Senior Vice President Operations.  Each of these key positions were filled by August 1 with very experienced individuals in credit and operations, respectively.  The gap between the resignations and new hires marginally reduced salary and benefit expenses during the second quarter.  In addition, the Bank completed a staff review at the end of 2001 and outsourced certain operational functions to achieve better productivity and efficiency. These functions include compliance, loan documentation, and merchant card processing.  Expenses for these functions have increased other operating expenses but reduced salary and benefit expense.

Other material non-interest expense increases include $35,000 for loan documentation preparation (function was outsourced), $16,000 for marketing and advertising which were related to the new branches, $11,000 for supplies, and $13,000 for consulting/compliance.

In June 2002, the Bank signed a lease on a branch facility located in Nipomo which is approximately 20 miles from its main office in San Luis Obispo.  This new branch opened on August 1, 2002 as a full service branch, and staff and expenses relating to this new branch commenced in late June.  Expenses from this new branch will effect net income for the near future until the branch reaches a breakeven point.

The Arroyo Grande office was previously designed as a branch and there are limited expenses associated with the conversion to a full service operation.

Balance Sheet Analysis

The Bank has consistently grown at a rate of 20% to 29% per year, and this trend has continued through the end of the second quarter of 2002.  The following table shows comparative growth trends for assets, earning assets, loans, deposits and short-term borrowing (dollars in thousands):

	6 months 2002 30-Jun		6 months 2001 30-Jun		Increase
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Total Assets	88,683	100%	72,329	100%	16,354	22.6%
Earning Assets	78,662	89%	60,687	84%	17,975	29.6%
Loans	64,636	73%	49,121	68%	15,515	31.6%
Deposits	78,535	89%	66,023	91%	12,512	19.0%
Short Term Borrowings	2,060	2%	—		2,060

Earning assets and especially loans have shown strong growth during the first six months of 2002. Deposit growth has been somewhat slower given the historic low deposit rates, and the

Bank continues to seek additional sources of funds including borrowing.  The deposit trend has shown some increases after June 30 with the decline in the stock market. However, this inflow of deposits is not expected to remain in banks once the market begins to recover.

The Bank’s liability strategy includes anticipated increased local deposits its two new branches.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	Jun-02	Dec-01	Jun-01
Past due 90 days or more past due and still accruing	0	15	266
Loans on nonaccrual	952	889	1,217
Total Nonperforming loans	952	904	1,483

Nonperforming as percent of total loans	1.5%	1.5%	3.0%

Allowance as a % of nonperforming loans	72.3%	70.2%	42.8%

SBA Guaranteed Portion of Nonperforming Loans	737	454	856

The Bank has continued to strengthen its credit administration and worked to keep nonperforming loans to manageable levels.  A majority of the nonperforming loans are primarily from SBA lending and include both SBA guarantees and specified collateral which help mitigate the risk of major loan losses.  The Bank has not seen deterioration in credit quality during the first six months of 2002 or following the recession in late 2001.

Short Term Borrowings

The short-term borrowings as of June 30, 2002 included $60,000 outstanding under a $200,000 line of credit from Pacific Coast Bankers Bank (PCBB) to the Company and $2 million due to the Federal Home Loan Bank of San Francisco for short-term, secured advances.  The FHLB advance to the Bank was reduced in July by $1 million.  The Company anticipates repaying its line from PCBB the closing of a $500,000 capital grant from CDFI within the next 90 days.

Capital

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of June 30, 2002, December 31, 2001 and June 30, 2001 were:

	Required Ratio	Jun-02	Dec-01	Jun-01
Tier 1 leverage ratio	5.0%	8.25%	Jan-00	8.71%
Tier 1 risk-based capital ratio	6.0%	10.35%	Jan-00	10.06%
Total risk-based capital ratio	10.0%	11.35%	Jan-00	10.87%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized”.

Liquidity

The Bank’s strategic plan assumes that growth in total assets will be at a pace that is somewhat faster than the level supported by growth in retained earnings.  Management has a successful record of increasing capital pursuant to grants based on its status as a certified Community Development Financial Institution (CDFI).  The Company completed a private placement of $1 million in common and preferred stock during December 2000 to two investors.  The Company was also awarded a $500,000 Core Award in 2001 from the CDFI Fund which will be funded in 2002. The Company is currently working on closing documentation with CDFI and expects to receive the $500,000 funding within the next 90 days and will be issuing preferred stock.  It is anticipated that the new Nipomo branch will provide net deposits (more deposit activity than loans).  This new source of liquidity will be used by the other branches to fund loans and to continue the overall growth of the Bank.  The conversion of the Arroyo Grande office into a full service branch will also increase the Bank’s ability to generate local, core deposits.

Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties – Inflation

The 2001 recession, the continued slow national economy, and the recent drop in the stock market have had limited financial impact in San Luis Obispo County.  There have been recent increases in deposit activity, loan demand remains strong and unemployment in San Luis Obispo County remains the lowest in California.

Current economic forecasts suggest a sluggish but growing economy for most of 2002 with no material change in interest rates until next year.  There are no significant signs of inflation on the horizon suggesting that interest rates will remain at low levels going into 2003 or until the economy is in full growth again.

Forward Looking

The Bank expects to see continued strong loan demand and increased deposit activity with its two new branches.

The Company is currently reviewing additional sources of capital as part of its ongoing capital planning.

PART II              OTHER INFORMATION

ITEM 1                LEGAL PROCEEDINGS

There are no material legal proceedings to which the Bank is a party or to which any of its property is subject.

ITEM 2.               CHANGES IN SECURITIES AND USE OF PROCEEDS

The discussion concerning the issuance of preferred stock that appears in Item 5 of the Annual Report on Form 10-KSB is hereby incorporated by reference.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company’s Annual Meeting of Shareholders which was held on June 19, 2002:

1.

Election of Directors – Election of the following nine persons to the Board of Directors to serve until the 2003 Annual Meeting of Shareholders and until their successors are elected and have qualified:

	Bruce M. Breault		Anita M. Robinson
	Roxanne M. Carr		Robin L. Rossi
	Karla S. Cool		Gary E. Stemper
	William B. Coy		Karl F. Wittstrom
	Erol F. Giray, M.D.

	Authority Given	560,156 shares	88.9%
	Authority Withheld	12,500 shares	11.1%

2.	Approval of Mergers – Readopted Article EIGHTH of the Company’s Articles of Incorporation providing for supermajority voting protection to approve mergers.

	Shares For	445,687	70.7%
	Shares Against	13,981	2.2%
	Shares Abstain	2,810	0.5%

3.

Fair Price Protection – Adopted new Article NINE of the Company’s Articles of Incorporation providing that shareholders of the Company will receive fair and equitable treatment in the event of certain business combinations.

	Shares For	455,018	72.2%
	Shares Against	4,600	0.7%
	Shares Abstain	2,860	0.5%

ITEM 5.               OTHER INFORMATION

Richard Korsgaard joined the Bank and Company in July 2002 as Executive Vice President and Chief Credit Officer.  Mr. Korsgaard has over 37 years of bank lending and management experience including SVP - Construction Lending with California Bank & Trust, San Diego, CA, EVP - Construction Lending Division at Eldorado Bank, Tustin, California, President and CEO of Mariners Bank, San Clemente, CA, and EVP and Chief Operating Officer of Eldorado Bank.

Janice K. Dier joined the Bank as SVP Operations/Administration in August 2002.  Ms. Dier has over 24 year of banking experience including positions as Vice President Central Operations Administration at City National Bank Beverly Hills, CA and similar positions at First Interstate Bank of California, Los Angeles, CA.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

A)	Exhibits:

10.9 – Lease Agreement – 671 Tefft Street Nipomo, CA

99.1 – Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 – Certification of CFO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP

Date:August 8, 2002

/s/ Anita M. Robinson

Anita M. Robinson
President and Chief Executive Officer
Date:August 8, 2002

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer