Form 10QSB
period 2002-09-30
MISSION COMMUNITY BANCORP
filed 2002-11-12
CIK 1129920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

On October  31, 2002, there were 630,066 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

September 30, 2002

PART I

ITEM 1.  FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited — Dollar Amounts in Thousands)

	30-Sep-02	31-Dec-01
ASSETS:
Cash and Due From Banks	$4,137	$2,526
Federal Funds Sold	9,410	—
TOTAL CASH AND CASH EQUIVALENTS	13,547	2,526

Interest — Bearing Deposits Other Banks	3,000	3,009
Investment Securities Net	11,077	10,835
Federal Reserve Bank Stock and Other Stock, at Cost	311	222

Loans	64,489	60,462
Allowance for Loan Losses	(715)	(635)
NET LOANS	63,774	59,827

Property, Premises, and Equipment	2,479	2,389
Other Assets	1,566	1,083

TOTAL ASSETS	$95,754	$79,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Noninterest-Bearing Deposits	$14,102	$13,030
Interest Bearing Deposits	71,502	58,654
TOTAL DEPOSITS	85,604	71,684

Short-term Borrowings	1,590	420
Other Liabilities	1,224	1,013
TOTAL LIABILITIES:	88,418	73,117

STOCKHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Common Stock	6,272	6,272
Unrealized Appreciation Available-for-Sale Securities	65	71
Retained Earnings (Deficit)	415	(153)

TOTAL SHAREHOLDERS’ EQUITY	7,336	6,774

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$95,754	$79,891

The accompanying notes are an integral part of this consolidated financial statement.

                Item 1. — Financial Statements — Continued

Condensed Consolidated Statements of Income

(Unaudited — Dollar Amounts in Thousands)

	For The 3 Months Ended		For The 9 Months Ended
	30-Sep		30-Sep
	2002	2001	2002	2001
NET INTEREST INCOME
Interest Income	$1,403	$1,390	$4,121	$3,896
Interest Expense	454	547	1,301	1,681
NET INTEREST INCOME	949	843	2,820	2,215

Provision for Loan Losses	35	50	112	165

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	914	793	2,708	2,050

OPERATING INCOME AND EXPENSE
Noninterest Income	523	263	983	752
Noninterest Expense	1,022	884	2,743	2,457

INCOME BEFORE TAXES	415	172	948	345
Income Tax	180	—	380	—

NET INCOME	$235	$172	$568	$345

Per Share Data:
Net Income Per Share — Basic	$0.34	$0.25	$0.81	$0.49
Weighted Average Shares Used in Computation	700,566	700,566	700,566	700,566
Net Income Per Share — Diluted	$0.33	$0.25	$0.80	$0.49
Weighted Average Shares Used in Computation	717,329	700,566	710,444	700,566

The accompanying notes are an integral part of this consolidated financial statement.

Item 1. — Financial Statements — Continued

Condensed Consolidated Statement of  Changes for Stockholders’ Equity

(Unaudited — Dollar Amounts in Thousands)

					Retained Earnings (Deficit)	Accumulated Comprehensive Income
	Preferred Stock	Common Stock		Comprehensive Income
		Shares	Amount

Balance at January 1, 2001	$584	630,066	$6,272		$(1,173)	$41

Comprehensive Income:
Net Income				$1,020	1,020

Net Unrealized Appreciation:
On Available-for-Sale Securities				30		30

Total Comprehensive Income				$1,050

Balance, December 31, 2001	584	630,066	6,272		(153)	71

Comprehensive Income:
Net Income				$568	568

Net Unrealized Appreciation:
On Available-for-Sale Securities				(6)		(6)

Total Comprehensive Income				$562

Balance, Sep. 30, 2002	$584	630,066	$6,272		$415	$65

The accompanying notes are an integral part of this consolidated financial statement.

            Item 1.  Financial Statements — Continued

Condensed Consolidated Statements of Cash Flows

(Unaudited — Dollar Amounts in Thousands)

	For the 9 Months Ended
	30-Sep-02	30-Sep-01
OPERATING ACTIVITIES:
Net Income	$568	$173
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	156	83
Provision for Credit Losses	112	115
Net Change in Other Assets and Liabilities	(185)	(204)
NET CASH PROVIDED BY OPERATING ACTIVITIES	651	167

INVESTING ACTIVITIES:
Purchase of Investment Securities	(6,055)	(8,439)
Sale and Maturity of Investment Securities	5,689	10,887
Net Decrease in CDs with other banks	9	(77)
Net Change in FRB and FHLB Stock	(89)	(2,902)
Net Increases in Loans	(4,027)	(5,993)
Purchase of Equipment	(247)	(143)
NET CASH USED BY INVESTING ACTIVITIES	(4,720)	(6,667)

FINANCING ACTIVITIES
Net Increase in Deposits	13,920	11,852
Net (Increase) Decrease in Other Borrowings	1,170	(2,648)
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,090	9,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,021	2,704

Cash and Cash Equivalents at Beginning of Period	2,526	2,621

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,547	$5,325

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month and nine-month periods ended September 30, 2002 and 2001, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Item 2.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Income Summary

For the three months ended September 30, 2002, comparative net income increased from $172,000 to $235,000 or a 37% increase over the same three month period in 2001. On a pretax basis comparative income increased from $172,000 to $415,000 or an increase of 141%.  The Company became fully taxable at the end of 2001.

For the nine months of 2002, comparative net income was $568,000 compared to $345,000, or an increase of 65% compared to the same nine-month period in 2001. The improvements in net income are consistent with the continued growth in the Bank’s asset levels as the Bank utilizes the economies of scale from its existing infrastructure and staff to increase both deposits and earning assets.

On a pretax basis, net income improved by $603,000 or 175% for the nine-month comparative periods.

For the three-month and nine-month periods ended September 30, 2002, the annualized return on average assets and earnings per share show the following improvements:

	3 months ended		9 months ended
	Sep-02	Sep-01	Sep-02	Sep-01
ROA	1.02%	0.89%	0.87%	0.65%

Net Income Per Share — Basic	$0.34	$0.25	$0.81	$0.49
Net Income Per Share — Diluted	$0.33	$0.25	$0.80	$0.49

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

Net Interest Income

Net interest income is the amount by which interest income and fees on loans and interest and amortization on investment securities exceed the cost of funding deposits and other borrowings.  The components of net interest income and improvements in net interest income are shown in the following table (dollars in thousands):

	3 months 2002		9 months 2002
	Dollars	%	Dollars	%
Interest Income	1,403	100%	4,121	100%
Interest Expense	454	32%	1,301	32%
Net Interest Income	949	68%	2,820	68%

	3 months 2001		9 months 2001
	Dollars	%	Dollars	%
Interest Income	1,390	100%	3,896	95%
Interest Expense	547	39%	1,681	41%
Net Interest Income	843	61%	2,215	57%

The Federal Reserve made material changes in interest rates from January 4, 2001 when Prime was 9.00% through March 31, 2002 with Prime Rate standing at 4.75% where it has remained as of October 2002.  The following table reflects the Bank’s spread between its yield on earning assets and its cost of funds including non-interest bearing deposits (dollars in thousands):

	2002		2001
	3 months	9 months	3 months	9 months
Average Earning Assets	88,474	83,839	74,227	67,001
Average Deposits and Borrowings	83,010	78,564	70,881	63,846
Yield on Earning Assets	6.34%	6.55%	7.49%	7.75%
Cost of Deposits	2.19%	2.21%	3.09%	3.51%
Spread	4.15%	4.34%	4.40%	4.24%

The Bank for most of the year was able to maintain and/or improve its spreads for the comparative three- and nine-month periods until late in the third quarter when loan refinancings and purchases of new investment securities for called bonds and repayments reduced the yield on earnings assets while deposit rates generally stagnated. The Bank has continued to use its position as a certified CDFI (Community Development Financial Institution certified as by the U.S. Department of Treasury) to obtain lower cost deposits compared to local deposits.  By seeking and attracting institutional deposits from the State of California including deposits under the State’s California Organized Investment Network (COIN) program, and from a number of foundations and others who invest in CDFIs as part of their support for community develop.  Based on this strategy, the Bank’s cost of jumbo CDs ($100,000 or greater) is marginally lower than its cost for non-jumbo CDs.

The Bank also utilized FHLB short-term borrowings of $1.5 million as of September 30, 2002 to provide funding at rates well below the market for CDs.

The outlook for interest rates remains dependent on the pace of the recovery of the economy at the national level with forecasts ranging from more rate decrease to the likelihood of progressive future rate increases once the economy begins to resume its growth.  The Bank also expects to continue to seek lower cost deposits that can be obtained from institutions who receive benefits or credits for investing in CDFI institutions.  As part of a strategic decision, the Bank lowered its deposit rates in October by approximately 25 to 50 basis points on most deposit products after allowing rates to remain unchanged for most of the year.  This rate reduction is not anticipated to change deposit levels but will reduce the cost of funds and help improve spread.

Allowance for Loan Losses

In 2002, the Bank added $112,000 to the Allowance for Loan Losses (ALL) compared to a total of $165,000 during the first nine months of 2001.  A review of the ALL summary shows the following changes (dollars in thousands):

	3 months ended		9 months ended
	Sep-02	Sep-01	Sep-02	Sep-01
Beginning Allowance	688	478	635	512
Provision for Loan Losses	35	50	112	165
Net Loan (Charged Off) Recoveries	(8)	5	(32)	(144)
Allowance, End of Period	715	533	715	533

Allowance as% of Gross Loans	1.11%	0.96%	1.11%	0.96%

Gross Loans	64,489	55,736	64,489	55,736

The Bank has increased the ALL by percentage and amount since 2001 to allow for increased loan volume.  The ALL is reviewed by the Board of Directors at least quarterly to assess the relative quality of the loan portfolio, the general economic trends at both the national and local markets, and other factors.  Management foresees the need to continue to build the Allowance as gross loans increase and based on its quarterly analysis of the adequacy of the ALL.

Management also considers the percentage of the ALL to Gross Loans on a peer group comparison.  As of December 31, 2001 and June 30, 2002, a peer group of banks (FDIC - Uniform Bank Performance Report) suggest average percentages of 1.27% and 1.28%, respectively.  This peer group includes banks on a national level, and Management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, the percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Based on its quarterly review and audit and examination reviews of the portfolio, Management believes that the Allowance as of September 30, 2002 is adequate to cover future losses.

Noninterest Income

Noninterest Income represents services charges on deposit accounts and other non-interest related charges and fees including fees from the sale of SBA loans.  For the three- and nine-months ended September 30, 2002 the Bank continued to generate a majority of its fee income from the sale of SBA loans. The Bank expects to continue to emphasis SBA lending and for SBA lending to provide a material amount of fee income. The Bank outsourced much of the back office functions for the merchant card processing in 2002 resulting in lower income but increased staff efficiency and utilization.  BEA non-interest income is the result of a 2001 Bank Enterprise

Award related to the Bank’s activities in supporting other CDFI institutions with income being amortized on a yield basis until July 2004.

The following table shows the major components, including an adjustment for merchant card income which changed when processing was outsourced, of non-interest income (dollars in thousands):

	3 months ended		9 months ended		Increase/(Decrease)
	Sep-02	Sep-01	Sep-02	Sep-01	3 mo	9 mo
BEA Interest Income	45	—	134	—	45	134
Gain on Sale of Loans	331	128	510	287	203	223
Loan Servicing Fees	58	60	121	130	(2)	(9)
Deposits Service Fees	35	26	119	103	9	16
Merchant Card Income	41	30	71	200	11	(129)
Other Fees and Charges	13	19	28	32	(6)	(4)
Noninterest Income	523	263	983	752	260	231

In mid-2002, the Bank completed the conversion of its Loan Production office in Arroyo Grande to a full service branch.  This branch is expected to continue to generate commercial and construction loans and will also begin to contribute to fee income as deposit levels increase.  The Bank also opened its fourth branch in Nipomo in July 2002 and this new branch is also expected to generate additional deposit and fee income.

Noninterest Expense

Noninterest expense represents salaries and benefits, occupancy expenses, professional expenses, outsider services, and other miscellaneous expenses necessary to conduct business.

Noninterest expense for the three months ended September 30, 2002 increased by $138,000 or 15.6% compared to the same period in 2001.  For the nine months ended September 30, 2002 income increased by $286,000 or 11.6%

The following table provides an overview of major expenses classifications (dollars in thousands):

	3 months ended		9 months ended		Increase/(Decrease)
	Sep-02	Sep-01	Sep-02	Sep-01	3 mo	6 mo
Salary & Benefits	512	416	1,396	1,184	96	212
Occupancy	134	119	356	316	15	40
Data Processing	95	47	230	159	48	71
Merchant Card Expenses	—	73	46	194	(73)	(148)
Other	281	229	715	604	52	111
Total NonInterest Expense	1,022	884	2,743	2,457	138	286

 The Bank has increased staff in 2002 by 10 employees with total FTE staff as of September 30, 2002 at 45 compared to 35 at the start of the year. The staffing increases included additional staff for the LPO/branch conversion in Arroyo Grande and staff for the new Nipomo office.

Increased occupancy expenses relate to rent increases and to the new Nipomo office.

The Arroyo Grande office was previously designed as a branch and there are limited expenses associated with the conversion to a full service operation.

The Bank has been expanding its IT activities with material improvements to its wide area network, to its core applications (Fiserv/ITI service bureau), and to its Internet access with resulting increases in data processing costs.

As previously discussed, the Bank has outsourced merchant card processing and continues to generate net income.

Other expenses that have increased include supplies inclusive of starting the new branches, increasing in advertising, and overall business development related activities.

Balance Sheet Analysis

The Bank has consistently grown at a rate of at least 20% to 29% per year, and this trend has continued through the end of the third quarter of 2002.  The following table shows comparative growth trends for assets, earning assets, loans, deposits and short-term borrowing (dollars in thousands):

	9 months 2002 30-Sep		9 months 2001 30-Sep
					Increase
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Total Assets	95,754	100%	76,812	100%	18,942	24.7%
Earning Assets	88,287	92%	71,603	93%	16,684	23.3%
Loans	64,489	67%	55,736	73%	8,753	15.7%
Deposits	85,604	89%	69,993	91%	15,611	22.3%
Short Term Borrowings	1,590	2%	25	0%	1,565	6260.0%

Earning assets and especially loans have shown strong growth during 2002 with some slow down in September and October. Deposit growth has been somewhat slower given the historic low deposit rates, and the Bank continues to seek additional sources of funds including borrowing.  The deposit trend has shown some increases after June 30 with the decline in the stock market. However, this inflow of deposits is not expected to remain in banks once the market begins to recover.

The Bank’s liability strategy includes anticipated increased local deposits from its two new branches.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	Sep-02	Dec-01	Sep-01
Past due 90 days or more past due and still accruing	100	15	71
Loans on nonaccrual	169	889	2,286
Total Nonperforming loans	269	904	2,357

Nonperforming as percent of total loans	0.4%	1.5%	4.2%

Allowance as a% of nonperforming loans	265.8%	70.2%	26.9%

SBA Guaranteed Portion of Nonperforming Loans	113	454	1,762

The Bank made changes during 2002 to strengthen credit administration with the results of these changes positively reflected in the reduction in problem assets.  A majority of the nonperforming loans are primarily from SBA lending and include both SBA guarantees and specified collateral which help mitigate the risk of major loan losses.  The Bank has not seen deterioration in credit quality during the first nine months of 2002 or following the recession in late 2001 and has generally seen improvements in both asset quality and underwriting.

Short Term Borrowings

The short-term borrowings as of September 30, 2002 included $90,000 outstanding under a $200,000 line of credit from Pacific Coast Bankers Bank (PCBB) to the Company and $1.5 million due to the Federal Home Loan Bank of San Francisco for short-term, secured advances to the Bank.  The Company anticipates repaying its line from PCBB from the proceeds of a $500,000 capital award from CDFI within the next 30 days (see to Liquidity below).

Capital

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of September 30, 2002, December 31, 2001 and September 30, 2001 were:

	Required Ratio	Sep-02	Dec-01	Sep-01
Tier 1 leverage ratio	5.0%	8.00%	8.50%	7.84%
Tier 1 risk-based capital ratio	6.0%	9.89%	11.10%	9.67%
Total risk-based capital ratio	10.0%	10.85%	12.10%	10.51%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized”.

Liquidity

The Company was awarded a $500,000 Core Award in 2001 from the CDFI Fund (U.S. Department of Treasury).  Final documentation has been completed and the CDFI has advised that closing documents will be sent to the bank by November 1 with receipt of cash proceeds expected before December 31, 2002.  The CDFI will receive Company preferred stock based on the Company’s commitment to achieve certain goals will be set for these three areas for the period 2002 through 2005.

Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties — Inflation

The 2001 recession, the continued slow national economy, and the recent drop in the stock market have had limited financial impact in San Luis Obispo County.  There have been recent increases in deposit activity, loan demand remains strong and unemployment in San Luis Obispo County remains the lowest in California.  Based on economic reports San Luis Obispo County continues to have the lowest unemployment rate of any county in California.

Current economic forecasts suggest a sluggish, but growing economy for the balance of 2002. There are no significant signs of inflation on the horizon suggesting that interest rates will remain at low levels going into 2003 or until the economy is in full growth again.

Forward Looking

On August 27, 2002, Company and Bank filed an application for an allocation of $10 million in New Markets Tax Credits.

The New Markets Tax Credit Program is designed to encourage investments in low-income communities by offering tax credits to investors who bring new capital to specially accredited community development entities, or CDEs, such as the Bank and the Company.  The CDEs, in turn, must use the new capital to provide investment capital or loans for qualified active low-income community businesses.

The New Markets Tax Credit Program is being administered by the Community Development Financial Institutions Fund, a branch of the Treasury Department.  Up to $2.5 billion in new markets tax credit allocations will be made available, on a competitive basis, for the year 2002.  The program provides investors 39% in tax credits over a seven-year period.  It is anticipated that the CDFI Fund will make its 2002 award determinations by December 31, 2002.  Once the awards are announced, assuming the Company is successful, the Company will then be in a position to raise up to the amount of the award in new capital and begin using the proceeds to support the Bank’s community lending.  Over the past four years the Bank has made over $203 million in loans in the Central Coast, of which over $132 million would qualify by CDFI Fund standards.

The Company and Bank recognize the competitive nature of the application process for the NMTC program, and there are no assurances that the Company or Bank will receive the allocation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                A)           Exhibits:

                                4.3 — Certificate of Determination for Class C Preferred Stock

                                99.1 — Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                99.2 — Certification of CEO pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                (b)           Reports on Form 8-K:

                                A Form 8-K was filed with the Securities Exchange Commission on September 11, 2002 with a discussion about the NMTC program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP

Date: November 1, 2002

/s/ Anita M. Robinson
Anita M. Robinson
President and Chief Executive Officer

Date: November 1, 2002

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer

Form 10QSB Certification

I, Anita M. Robinson. CEO, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Mission Community Bancorp;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent functions:

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	/s/ Anita M. Robinson
Anita M. Robinson
President and
Chief Executive Officer

Form 10QSB Certification

I, William C. Demmin, CFO, certify that:

1.               I have reviewed this quarterly report on Form 10-QSB of Mission Community Bancorp;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors or persons performing the equivalent functions:

d.              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.               any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 1, 2002	/s/ William C. Demmin
William C. Demmin
Executive Vice President and
Chief Financial Officer