Form 10KSB
period 2002-12-31
MISSION COMMUNITY BANCORP
filed 2003-03-28
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐(1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Registrant’s revenue for this year ended December 31, 2002 was $6,933,496. The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 2003 was $6,687,796.  As of March 7, 2003, the Registrant had 630,166 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No☒

(1) Prior to December 18, 2000, Mission Community Bancorp’s subsidiary, Mission Community Bank, N.A., filed reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 with the Comptroller of the Currency.  On December 18, 2000, Mission Community Bancorp filed an 8-K Report with the Commission reporting that it had acquired Mission Community Bank, N.A. in a holding company formation transaction and that it would thereafter file reports with the Commission pursuant to Section 15(d) of the Securities Exchange Act of 1934.

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act ant the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank’s loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vi) changes in technology or required investments in technology; (vii) credit quality deterioration which could cause an increase in the provision for loan losses; (viii) dividend restrictions; (ix) the effects of the September 11, 2001 terrorist attacks and their aftermath; (x) increased political tensions in Iraq and elsewhere in the Middle East; and (xi) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise. Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.  The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

PART I

ITEM 1.              DESCRIPTION OF BUSINESS

General

Mission Community Bancorp (the “Company”) is a California corporation organized in September 2000 to act as the bank holding company for Mission Community Bank (the “Bank”). In December 2000, the Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction.  Shareholders of the Bank received one share of the common stock of the Company for each share of Bank common stock.  The transaction was accounted for on a basis similar to the pooling of interest method and was structured to be tax free to the shareholders. Other than holding the shares of the Bank, the Company conducts no significant activities, although it is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), the Company’s principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The Bank

The Bank, a national banking association, opened its Main Office and commenced operations on December 18, 1997 at 581 Higuera Street, San Luis Obispo, California 93401. The Bank is authorized to engage in the general commercial banking business and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law. At December 31, 2002, the Company had approximately $99.0 million in assets, $64.4 million in net loans, $87.5 million in deposits, and $7.9 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank established a wholly-owned subsidiary community development corporation, Mission Community Development Corporation (“MCDC”), and has a close relationship with, but no ownership of, Mission Community Services Corporation (“MCSC”).

Mission Community Development Corporation is a “for-profit” community development corporation CDC, which provides financing for small businesses and low- and moderate-income area development and/or affordable housing projects. Its purpose is to benefit small business and low- and moderate-income areas/residents. The board of directors of MCDC consists of four members of the Board of Directors of the Bank and three outside members who are actively involved in supporting community affairs and activities.

Mission Community Services Corporation is a “not-for-profit” public charitable corporation and is in the process of filing under IRS Section Code 501(c )(3). This company’s primary focus is to provide technical support, training services to the community including small business, minorities and low-income entrepreneurs.  The Board of Directors of MCSC includes some representatives from the Bank’s Board together with members representing the community at large.

The Company, Mission Community Bank and its subsidiary Mission Community Development Corporation and Mission Community Services Corporation, form an organizational structure intended to provide economic revitalization and community development to the Central Coast of California.

The Bank’s Mission Statement commits to:

“Our mission is to be the leading financial institution in our community providing financial support and services by promoting community development and economic vitality.

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

The Department of Treasury, Community Development Institution Fund, has certified the Company and the Bank as Community Development Financial Institutions (CDFI). This status also conveys possible Community Reinvestment Act (CRA) credit to institutional depositors and investors in the Bank and Company.  It also opens various government sponsored programs, grants, and awards in which the Bank and Company may participate.

With its status as a CDFI the Company completed the private placement of $1,000,000 in common and preferred stock during December 2000 to two institutional investors.  The Company also was awarded a $500,000 Core Award in 2001 from the CDFI Fund which was funded in December 2002 in the form of preferred stock.   See “Item 5. Market for Common Equity and Related Stockholder Matters – Issuance of Preferred Stock.”

Banking Services

The Bank offers a wide variety of deposit, loan and other financial services to small businesses, entrepreneurs and their employees and families.  Its key strengths are customer service, an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects. The Bank’s primary service area consists of San Luis Obispo County and Northern Santa Barbara County, which lie centrally within the State of California along the Pacific Ocean.

The Bank operates out of four branches plus an administrative facility all of which are located in San Luis Obispo County as follows:

1.               Main Office/Branch in the city of San Luis Obispo,

2.               Branch in Paso Robles,

3.               Branch in Arroyo Grande,

4.               Branch in Nipomo, and

5.               Administrative office in San Luis Obispo.

The Bank’s branches enable it offer products and services throughout its primary market area which is defined as:

1.               The city of San Luis Obispo which is located in the central west portion of this service area.

2.               The South County includes the cities of Pismo Beach, Arroyo Grande, Grover Beach, and unincorporated areas of Oceano and Nipomo and is often referred to as the “Five Cities” area.

3.               The “North County” includes the cities of Paso Robles, Atascadero, Templeton and Santa Margarita.

4.               “The Coast” includes Los Osos, Morro Bay, Cayucos, Cambria and San Simeon.

5.               Northern Santa Barbara County includes the cities of Santa Maria, Guadalupe, and Lompoc.

6.               The Bank also offers services to companies and individuals located in its market area through the use of ATMs and courier services.

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

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  As a CDFI, the Bank also emphasizes loans and financial services to low to moderate income communities within its market area. The Bank accepts real estate, listed and unlisted securities, savings and time deposits, automobiles, machinery and equipment as collateral for loans. The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) agricultural loans (iii) construction loans, (iv) real estate loans, and (v) consumer loans. As of December 31, 2002, these five categories accounted for approximately 25.7%, 3.6%, 10.0%, 57.8%, and 2.9% respectively, of the Bank’s gross loan portfolio. As of December 31, 2002, $44.2 million or 67.8% of the Bank’s net loans consisted of interim construction and real estate loans, primarily for single family residences or for commercial development.  The increase in construction and real estate in a material increase from the prior year’s combined 54.5%.  See Concentrations in Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

Most of the Bank’s deposits are attracted by local promotional activities and advertising. A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. As of December 31, 2002, the Bank had approximately 3,469 deposit accounts consisting of non-interest bearing (demand) of $15.0 million with 1,788 accounts with average balances of approximately $8,400; 95 interest-bearing demand and money market accounts with balances totaling $2.8 million with an average balance per account of approximately $29,000;  1,037 savings accounts with balances totaling $36.0 million with an average balance per account of approximately $34,800; and 549 time certificate of deposit accounts with balances totaling $33.7 million and an average balance per account of approximately $61,000.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) BEA award, (v) gain on sale of loans, and (vi) interest on other investments including federal funds sold.  For the year ended December 31, 2002, these sources comprised 68.2%, 9.4%, 7.8%, 2.6%, 9.1% and 2.9%, respectively, of the Bank’s total operating income.

There has been no significant change in the types of services offered by the Bank since its inception, except in connection with new types of accounts allowed by statute or regulation in recent years. The Bank has no present plans to enter any new line of business that would require the investment of a material amount of total assets.  The Bank does intend to add a mortgage lending product under an arrangement with another financial organization that specializes in providing documentation, underwriting, and takeout financing for mortgage loans. The Bank also is developing a relationship with another financial institution to provide documentation, joint underwriting, and takeout financing for larger fixed rate long term loans on a broker fee basis.

The Bank is participating in a 3-year project (2002 - 2005) sponsored by the National Community Investment Fund (NCIF) to explore and develop a profitable range of retail financial products and services to low income and unbanked customers (“low income customers”).  NCIF is underwriting a majority of the costs associated with this project. The project seeks to develop replicable and profitable business models for both particular products and services targeted at low income customers and coordinated suites of products that meet a range of needs. Product and service specifications, target market, cross selling and profitability data would be tracked over a two- to three-year time horizon with the goal to develop suites of products that meet household financial and asset building needs while being profitable for financial institutions to offer. Expected products include First Accounts, Individual Development Accounts, and access to debit cards and other electronic services.

Most of the Bank’s business originates from San Luis Obispo County with some activity in Northern Santa Barbara County. The Bank’s business, based upon performance to date, does not appear to be seasonal. A material portion of the Bank’s loans is not concentrated within a single industry or group of related industries, nor is the Bank dependent upon a single customer or group of related customers for a material portion of its deposits.

Management of the Bank is unaware of any material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

The Bank holds no patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Employees

As of March 1, 2003 the Bank had a total of 47 employees. The management of the Bank believes that its employee relations are satisfactory. Neither the Company nor MCDC have salaried employees; the Company’s officers all hold similar positions at the Bank.  The Bank under intercompany arrangements may charge the Company and/or MCDC for management, staff, and services; however, the time and services are not material at this time.

Competition

The banking and financial services business in the Bank’s market area is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, and changes in technology and product delivery systems. In order to compete with other financial institutions in its service area, the Bank relies upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community development oriented institution. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns in addition to expanded products like trust services, international banking, discount brokerage and insurance services that the Bank does not offer. As a service to its customers, the Bank has made arrangements with other financial service providers to extend such services for its customers where possible. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank makes use of loan participations with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its legal lending limits. As of December 31, 2002, the Bank’s legal lending limits to a single borrower and such borrower’s related parties was $1,303,350 based on regulatory capital plus reserves of $8,689,000.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.  See “Recent Legislation.”

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

The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2002:

	Bank Actual	Minimum Capital Requirements
LEVERAGE RATIO	7.9%	4%
TIER 1 RISK-BASED RATIO	10.7%	4%
TOTAL RISK-BASED RATIO	11.7%	8%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2002. Under existing regulations of the Federal Reserve Board, the capital ratios of the bank holding company with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

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

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on the Bank’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0168 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the

FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

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

Recent Legislation

Financial Services Modernization Legislation

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

The Financial Services Modernization Act has not had a material adverse effect on the operations of the Bank. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank.

Financial Holding Companies — Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Company has not elected to become a financial holding company.

Privacy — Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations will require disclosure of privacy policies to consumers and, in some circumstances, will allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Federal banking regulators issued final rules on May 10, 2000. Pursuant to the rules, financial institutions must provide:

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

The Bank has had some increases in costs to provide notices and for periodic reporting, but has not experienced any material costs or changes in business operations in meeting these privacy requirements.  The Bank has provided the required notices and disclosures and has implemented procedures for ongoing compliance with rules relating to privacy and there has been no measurable impact on Bank activities due to privacy issues.

Consumer Protection Rules—Sale of Insurance — In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rule became effective on October 1, 2001 and applies to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure, before the completion of the sale of an insurance product or annuity, that such product:

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

Neither the Company nor the Bank have seen any change in operation since they do not offer insurance products nor does the Bank or Company have any immediate plans to offer such products.

Safeguarding Confidential Customer Information — In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

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

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines became effective July 1, 2001, and the Bank has implemented an Information Security Policy and procedure to control, to the best of the Bank’s ability and consistent with regulatory guidelines, the risk of internal or external threats to information security.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001.  Enacted in response to the September 11, 2001 terrorist attacks, the Patriot Act (“Act”) is intended to strengthen the ability of various agencies of the United States to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Act on financial institutions of all kinds is significant and wide ranging.  The Act contains sweeping anti money-laundering and financial transparency laws and requires various regulations, including:

•             due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•             standards for verifying client identification at account opening;

•             rules to promote cooperation among financial institutions, regulators, law-enforcement entities in identifying parties that may be involved in terrorism or money-laundering;

•             reports by non-financial trades and business filed by the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and;

•             filing a suspicious activities reports securities by banks, brokers and dealers if they believe a client may be violating U.S. laws and regulations.

The Bank is unable to predict the impact of such law on its financial condition and results of operations at this time and does not expect the additional reporting and record keeping to add a material burden in terms of direct expense or in staff/officer time for monitoring account activity.

California Corporate Disclosure Act

The California Corporate Disclosure Act, effective January 1, 2003, amends the Corporations Code by requiring additional public disclosures by “publicly traded companies,” including domestic and foreign corporations, qualified to transact intrastate business in California. The purpose of the new required disclosures is to help combat fraud and protect investors.  “Publicly traded company” means a company with securities listed or admitted to trading on a national or foreign exchange, or which is the subject of two-way quotations that are regularly published.  Such companies must file with the Secretary of State a statement, in the form prescribed, including the following additional information:

•             Name of independent auditor, description of other services provided as specified, and date of the last audit, including a copy of the report;

•             Annual compensation paid to each director and executive officer;

•             Description of any loans made to any director at a preferential loan rate;

•             Statement indicating whether any bankruptcy has been filed by corporation executive officers or directors during the past 10 years;

•             Statement indicating whether any member of the board of directors or executive officer of the corporation was convicted of fraud during the previous 10 years;

•             Statement indicating whether the corporation violated any federal security laws or any banking or security provisions of California law during the previous 10 years for which the corporation was found liable in an action before a federal or state court or regulatory agency or a self-regulatory agency in which a judgment over $10,000 was entered.

Sarbanes-Oxley Act of 2002

The provisions of the Act became effective on July 30, 2002.  The purpose of this legislation includes protection of investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws.

The Act applies to issuers, as defined in the Act, which includes all SEC-Reporting companies, domestic or foreign.  Such public companies include banks and bank holding companies but exclude banks which are wholly-owned subsidiaries of bank holding companies, or other wholly-owned affiliates of banks or bank holding companies.  The Act also amended Section 12(i) of the Exchange Act to make it clear that the federal banking agencies have the authority to administer and enforce various provisions of the Act applicable to banks which are public companies.  The FDIC Regulations incorporates through the regulations of the Securities and Exchange Commission (“SEC”) issued under specified sections of the Exchange Act.   Some of the provisions of the Act are effective immediately, but most provisions require rulemaking by the SEC.  The SEC must propose and adopt final rules for implementation of various provisions of the Act by the deadlines specified in the Act. The Act seeks to reform the accounting profession by establishing the Public Company Oversight Board, a self-regulatory, nonprofit corporation subject to SEC oversight (“Board”).  The Board is responsible for overseeing the audits and auditors of public companies and participates in the establishment of auditing standards relating to the preparation of audit reports for issuers.  The Board is to be fully organized by April 26, 2003.

Each board of an insured bank (or its holding company) which is a public company must comply with the additional requirements of the Act, as well as continue to comply with the existing financial management requirements of the Federal Deposit Insurance Act.  The SEC must adopt rules directing the national security exchanges and the National Association of Securities Dealers to prohibit listing any company that does not satisfy the audit committee requirements.  The audit committee must be composed of entirely “independent” directors as defined in the Act.  “Independence” is defined to prohibit the director’s acceptance of any consulting, advisory or other compensatory fees from the issuer and being an affiliate of the issuer, or any subsidiary, thereof, subject to the exemption authority of the SEC and federal banking agencies.  The audit committee is directly responsible for the appointment, compensation, and oversight of any registered public accounting firm engaged by the issuer.  Each audit committee has the authority to engage independent counsel and other advisors.  This new authority under the Act is similar to the existing authority of “large bank” audit committees, as defined by the FDIC, to have access to its own outside counsel.

The bank on loans to executive officers and directors does not apply to an issuer that is an insured depository institution, as defined in the Federal Deposit Insurance Act, if the loan is subject to the requirements of the insider lending restrictions of Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O.

The SEC has required a “one time” certification from the 947 largest public companies, compelling the CEOs and CFOs to certify to the accuracy of disclosures when the next quarterly report was required to be filed.  There are also two apparently divergent certification requirements, each requiring the CEOs and CFOs of public companies to certify that the financial statements contained in the company’s periodic reports fairly present in all material respects the financial condition and results of operations of the company, as well as certification of other matters as required by each section.  A “knowing” and “willful” failure to comport with the requirements of Section 906 results in criminal penalties.  Section 906 is effective immediately.  The Act also requires a company’s CEO and CFO to certify that the periodic report(s) do not contain any untrue statement of a material fact or material omission, as well as other matters.

The Act makes it illegal for a company’s directors or officers to “fraudulently influence, coerce, manipulate, or mislead” an accountant for the purpose of rendering the company’s audit report materially misleading. The SEC must adopt final rules by April 26, 2003.

The Act requires CEOs and CFOs to disgorge bonuses, other incentive- or equity-based compensation and profits where an accounting restatement is required due to material noncompliance of the issuer with any financial reporting requirement under the securities laws as a result of misconduct. This requirement is subject to the exemption authority of the SEC.

This section prohibits executive officers and directors from acquiring or transferring company equity securities during pension fund “black out” periods. “Blackout period” means a period of more than three business days during which trading in a company retirement plan is suspended.

The SEC must issue rules requiring each issuer to disclose in periodic reports, whether or not it has adopted a code of ethics for senior financial officers.

The Act gives the SEC the authority to bar an individual from serving as an officer or director of a public company upon a finding that the individual is “unfit” to serve. Section 1105 gives the SEC authority in an administrative cease and desist proceeding to bar an individual who has violated the anti-fraud provisions of the Securities Act and/or the Exchange Act from acting as a director or officer of any public company, if the individual’s conduct demonstrates unfitness to serve.

Public companies must provide in periodic reports and other reports filed with the SEC enhanced disclosures in pro forma financial statements and of off balance sheet transactions, include an internal control report in the annual report, provide accelerated reporting of certain management purchases and sales of securities, and disclose material changes in financial condition or operations on a rapid and current basis.

The Act creates a new federal felony with a 25 year maximum penalty for defrauding shareholders of publicly traded companies.

The Company and Bank are unable to predict the impact of such law on its financial condition and results of operations at this time.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this Report, the following risks may affect the Company or Bank.  If any of these risks occur, the Company’s or Bank’s business, financial condition or operating results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2002, real estate served as the principal source of collateral with respect to approximately 68 percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.  See Concentrations in Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Changes

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

Competition

Competition may adversely affect the Bank’s performance. The financial services business in the Bank’s market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers. The Bank faces competition both in attracting deposits and in making loans. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides. Increasing levels of competition in the banking and financial services businesses may reduce the Bank’s market share or cause the prices it charges for its services to fall. The Company’s results may differ in future periods depending on the nature or level of competition by financial services providers.

Regulation

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

Borrowers’ Failure to Perform

A significant number of the Bank’s borrowers and guarantors may fail to perform their obligations as required by the terms of their loans, resulting in losses for the Bank. The Bank has adopted underwriting and credit policies, and loan monitoring procedures, including the establishment and monitoring of allowances for credit losses. Management believes these provisions are reasonable and adequate, and should keep credit losses within expected limits by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. However, these policies and procedures may not be adequate to prevent unexpected losses that could materially and adversely affect the Company’s results of operations.

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

The Bank moved its administrative office from 570 Higuera Street to 569 Higuera in June 2001. The new offices have approximately 1,950 square feet with five year lease at a cost of $3,315 per month. There are two additional option periods of five years each.  The administration office is located immediately next to the Bank’s main office.

On December 15, 2000, the Bank opened a loan production office at 154 West Branch Street, Arroyo Grande, California 93420. This office was converted to a full service branch in mid 2002.  The lease is for approximately 2,000 sq. ft. at $2,392 per month, plus common area operating expenses. The term of the lease is five years, and the Bank has an option to renew the lease for two additional sixty-month periods.

In June 2002, the Bank leased premises at 671 Tefft Street, Nipomo under a five year lease at a cost of $3,125 per month with approximately 2,500 square feet.  This lease has one five year option period.

For the years ended December 31, 2002 and 2001, the Bank’s total occupancy costs were $279,070 and $244,163, respectively. In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  With recent staffing increases, the Bank is seeking some additional space for administrative staff.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

ITEM 5.            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.” The Company’s Common Stock is not listed on any exchange or market. However, Hoefer & Arnett, Brookstreet Securities, Seideler Companies and Wedbush Morgan Securities make a market in the Company’s Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board.

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

	Bid Prices
Quarter Ended	Low	High

2001
March 31	$7.89	$9.25
June 30	7.50	9.25
September 30	8.10	12.00
December 31	8.55	12.00

2002
March 31	6.75	10.00
June 30	7.06	10.30
September 30	8.00	11.30
December 31	10.30	12.00

Holders

As of March 1, 2003, there were approximately 363 holders of the Company’s Common Stock.

Dividends

The Company is a legal entity separate and distinct from the Bank.  The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1-1/4 times its current liabilities.  The Company was eligible to pay dividends at the end of 2002.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions set forth in the National Bank Act.  In general, dividends may not be paid from any of the Bank’s capital.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a national bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Furthermore, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice..

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

Under these provisions and considering minimum regulatory capital requirements, the bank was eligible to pay dividends in 2002

Acknowledging its fifth year of successful operation, the Company declared and paid a cash dividend on December 23, 2002 to shareholders of record on December 9, 2002, in the amount of $0.10 per share on its 630,166 shares of Common Stock outstanding, $0.05 per share on its 100,000 shares of Series A Preferred Stock outstanding, and $0.10 per share on its 20,500 shares of Series B Preferred Stock outstanding, comprising a distribution in the aggregate amount of approximately $70,068.

The Bank paid a corresponding dividend in the total amount of $70,068 to the Company in December 2002.

Prior to the December 2002 dividend, no dividends have been paid by the Bank or Company and whether or not stock or cash dividends will be paid in the future by the Company and/or the Bank will be determined by the Board of Directors after consideration of various factors including but not limited to profitability, regulatory capital ratios, and other financial conditions. Additionally, certain provisions of the preferred stock restrict the ability of the Company to pay cash dividends unless the required dividends on the preferred stock are also paid.

Issuance of Preferred Stock

Series A Non-Voting Convertible Redeemable Preferred Stock

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

The $500,000 in proceeds from the CDFI investments was included in the audited financial statement of the Bank for the year-ended December 31, 1999 because the CDFI award had occurred during such year.  When the proceeds from the sale of Non-Voting Convertible Redeemable Preferred Stock were received, $401,675 was invested as a capital contribution to the Bank with the remaining $98,325 used for expenses related to the transaction.

Series B Non-Voting Preferred Stock

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

Series C Non-voting Convertible Redeemable Preferred Stock

On December 18, 2002, the Company issued 50,000 shares of preferred stock to the Community Development Financial Institutions Fund, for $500,000.  Such shares of preferred stock were designated as “Series C Non-Voting Convertible Redeemable Preferred Stock” and have identical rights and privileges in every respect to Common Stock except that they are non-voting.   The dividend rights attributed to Series C Preferred Stock are equal to the amount of the dividend that would be payable on the shares of Common Stock. The Series C Preferred Stock shall not be entitled to any fixed rate of return.  Each share of Series C Preferred Stock may converted, at the option of the holder thereof, at any time at or after the sale, transfer or other disposition (whether or not for value) by CDFI (other than to an affiliate of CDFI) of such shares of Series C Preferred Stock into such number of fully paid and nonassessable shares of Common Stock of the Company as is determined by dividing $10.00 by the then effective Conversion Price. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred Stock shall not be entitled to receive, from any of the assets or surplus funds of the Company legally available for distribution, any payment or distribution until payment in full of all preferential amounts provided for in Prior Stock of the Company. In the event of any liquidation, dissolution or winding up of the Company, for any reason, the holders of the Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company legally available for distribution to the holders of the Common Stock or any Junior Stock, the amount of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends on such shares. If the assets and funds available for distribution to the holders of the Series C Preferred Stock and any Parity Stock shall be insufficient to pay the stated preferential amounts in full, then the entire assets and funds of the Company legally available for distribution shall be distributed to the holders of the Series C Preferred Stock and the Parity Stock in proportion to the preferential amount each such holders is otherwise entitled to receive.  If the Common Stock is subdivided, combined or reclassified , the Series C Preferred Stock shall be subdivided, combined or reclassified on the same basis.

Subject to the receipt of any required regulatory approval, the Series C Preferred Stock shall be automatically redeemable, in whole or in part, at any time upon the request of the holder of the Series C Preferred Stock, in cash at the price of $10.00 per share, without further action on the part of the Company, upon and after a finding by the Community Development Financial Institutions Fund, or its successor agency or entity, that the Company is in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement, to which the Company is a party or by which it is bound.   No sinking fund will be established for the redemption of shares of the Series C Preferred Stock.

The $500,000 proceeds from the Series Preferred Stock were used to provide a $400,000 equity contribution to the Bank with the remainder used to repay Company borrowings and to provide the Company with cash flow.

New Markets Tax Credits

On August 27, 2002, Mission Community Bancorp and Mission Community Bank announced the filing of an application for an allocation of $10 million in New Markets Tax Credits.  The New Markets Tax Credit Program is designed to encourage investments in low-income communities by offering tax credits to investors who bring new capital to specially accredited community development entities, or CDEs, such as the Bank and the Company.  The CDEs, in turn, must use the new capital to provide investment capital or loans for qualified active low-income community businesses.  The New Markets Tax Credit Program is being administered by the Community Development Financial Institutions Fund, a branch of the Treasury Department.  Up to $2.5 billion in new markets tax credits will be made available, on a competitive basis, for the year 2002.  The program provides investors 39% in tax credits over a seven-year period.  On March 13, 2002, the Company was advised that it would not receive an allocation under the NMTC program.

The Company and the Bank anticipate that they will continue during 2003 and in subsequent years to seek investments from CDFI, NCIF and other institutions which invest in community development financial institutions in order to support the capital for community development investment purposes.  Such investment may be in the form of common and/or preferred stock.  The Company is authorized to issue an additional 369,824 shares of Common Stock and up to 829,500 shares of preferred stock without shareholder approval.

On March 13, 2003, the Company was advised that it was a successful awardee in the 2002 WMTC allocation awards.  The Company is eligible to continue to apply in future rounds of allocations.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Significant Critical Accounting Policies

Following is a summary of the Bank’s significant accounting policies, which are described more fully in the financial statements:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Bank’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Note A to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements.

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Management believes that the following are critical accounting policies.

Allowance for Loan Losses

The allowance for possible loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Monthly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense.  Loans identified as less than “acceptable” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance.  These reviews include analysis of financial information as well as evaluation of collateral securing the credit.  Additionally, management considers the inherent risk present in the “acceptable” portion of the loan portfolio taking into consideration historical losses on pools of similar loans, adjusted for trends, conditions and other relevant factors that may affect repayment of the loans in these pools.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s statement of financial position for the three years ended December 31, 2002 and 2001. The information presented has been derived from the audited consolidated financial statements included in Item 7 of this Form 10-KSB.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year ended December 31,
(Dollars in thousands)	2002	2001
Summary of Operations
Interest Income	5,575	5,360
Interest Expense	1,730	2,143
Net Interest Income	3,845	3,217
Provision for Loan Losses	132	280
Net Interest Income After Provision	3,713	2,937
Noninterest Income	1,359	1,514
Noninterest expense	3,805	3,431
Income Before Taxes	1,267	1,020
Income Tax	515	—
Net Income	752	1,020
Per Share Data
Net Income – Basic	$1.07	$1.46
Net Income - Diluted	$1.05	$1.46
Number of Shares Basic	701,671	700,506
Number of Shares Diluted	716,261	700,506
Balance Sheet Data – At Period End
Total Assets	99,008	79,891
Total Loans	65,187	60,462
Allowance for Loan Losses	744	635
Investment Securities	11,891	10,835
Total Deposits	87,505	71,684
Total Shareholders’ Equity	7,949	6,774
Operating Ratios and Other Selected Data
Return on Average Assets	0.8%	1.4%
Return on Average Equity	10.6%	17.4%
Dividend Payout Ratio	9.0%	0.0%
Operating Efficiency Ratio	73.1%	72.5%
Net Interest Margin	4.6%	4.8%
Average Equity to Average Assets	7.9%	8.1%
Selected Asset Quality Ratios – At Period End
Nonperforming Loans to Total Loans	0.0%	1.5%
Nonperforming Assets to Total Assets	0.0%	1.1%
ALL as a Percentage of Nonperforming Loans	na	70.2%
ALL as a Percentage of Total Loans	1.14%	1.05%

History

The Bank commenced operations in December 1997 as a full service community bank. The Bank also concurrently established Mission Community Development Corporation (MCDC), a wholly-owned community development corporation subsidiary.

The intent of the MCDC is to provide financing for small businesses and low- to moderate-income area development based on funding pools from other banks.  MCDC currently provides loan servicing for the San Luis Obispo County Economic Vitality Corporation and has one community development loan outstanding; however, as of December 31, 2002, the activities of MCDC are not material.  Management has investigated providing loan processing for others and expects to increase the number of loans serviced if and when it completes agreements for its services.

The Bank also has a close association with Mission Community Services Corporation (MCSC) which is a non-profit company, which until late 2002 was inactive.  MCSC is expected to provide services to Bank and non-Bank customers in the form of technical services and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  As of December 31, 2002, the Bank has had no direct benefit from its association with MCSC.  It is anticipated that MCSC will offer training and other support service for Bank customers, potential customers, and to the community at large beginning in 2003.

The Bank operates as a traditional community bank, but has also used management’s expertise to provide a selection of financial services identified as “community development” activities with a focus on financial services to small businesses and business professionals.  The Department of Treasury’s Community Development Institution Fund (CDFI) has certified the Bank and the Company as a “community development financial institution(s)” (CDFI).  The Company and Bank have received and used both grants and deposits under programs authorized by CDFI and consistently review various options for both grants and deposit programs from various government and public/private entities.  See Item 5. - Market for Common Stock and Related Stockholder Matters. The CDFI status is dependent on managements’ specialized knowledge of working with various governmental programs and requires a material increase in reporting and documentation.

In mid-2001, the Bank received a $990,000 cash award from the Bank Enterprise Award (BEA) Program through the CDFI.  The Bank was awarded this cash payment for investing $3 million in deposits in 2001 to 14 other certified Community Development Financial Institutions.  The deposits were for 3 years and were made at below market rates to assist the other CDFI’s to increase their financing activities. The Bank recognized income of $537,750 in 2001 and deferred the remaining $452,250 over the next 30 months to approximate the future earnings on the deposits compared to market rates.

The Company was organized in December 2000 to provide a vehicle to facilitate raising capital from various organizations wishing to benefit from the Bank’s community development status.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our consolidated financial condition at December 31, 2002 and December 31, 2001. The following discussion and analysis, which refers to the company on a consolidated basis, should be read in conjunction with the Company’s financial statements and corresponding notes.  The Company is inactive except of minimal expenses and the financial information is primarily reflective of the Bank.

Assets

The following table presents average balance sheet information for the two year ended December 31, 2002 and 2001:

Distribution of Assets, Liabilities, and Stockholder’s Equity

	31-Dec-02		31-Dec-01
(dollars in thousands)	Average Balance	% of Total	Average Balance	% of Total
Cash and Due From Banks	2,623	2.9%	2,250	3.1%
Interest - Bearing Deposits Other Banks	3,000	3.3%	1,706	2.4%
Investment securities	12,105	13.5%	11,202	15.5%
Federal funds sold	5,568	6.2%	2,543	3.5%
Loans	63,229	70.5%	51,180	70.6%
Allowance for loan loss	(685)	-0.8%	(466)	-0.6%
Property, Premises, and Equipment	2,422	2.7%	2,455	3.4%
Other Investments	306	0.3%	181	0.2%
Other Assets	1,178	1.3%	1,419	2.0%
Total Assets	89,747	100.0%	72,469	100%
Deposits:
Demand, non-interest-bearing	13,851	15.4%	11,157	15.4%
Demand, interest-bearing	3,277	3.7%	2,987	4.1%
Savings	30,494	34.0%	27,965	38.6%
Time	32,153	35.8%	23,333	32.2%
Total deposits	79,776	88.9%	65,443	90.3%
Short-term Borrowings	1,595	1.8%	157	0.2%
Other liabilities	1,262	1.4%	1,006	1.4%
Total Liabilities	82,632	92.1%	66,606	91.9%
Common stock	6,855	7.6%	6,854	9.5%
Unrecognized gain on Available-for-sale Securities	58	0.1%	52	0.1%
Accumulated deficit	201	0.2%	(1,043)	-1.4%
Total stockholders’ equity	7,115	7.9%	5,863	8.1%
Total liabilities and stockholders’ equity	89,747	100.0%	72,469	100.0%

During 2002, total assets increased $19.0 million to $99.0 million at December 31, 2002 from $79.9 million at December 31, 2001 representing annual asset growth of 24%. This increase in assets was consistent with budgeted plans to continue to increase the volume of business in the Bank’s market area by continued business development in existing branches in San Luis Obispo and Paso Robles, from upgrading the Loan Production Office in Arroyo Grande in mid 2002, and by opening a new full service branch in July 2002 in Nipomo. The Bank is very active in the local communities that it serves and its officers and staff members participate in a wide-range of business and community group activities as a means of both providing community support and to expand its business development contacts.

Analysis of Net Interest Income

The following table presents, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resultant yields. Also presented are the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

	12/31/02			31-Dec-01
(dollars in thousands)	Average Balance	Income/ Expense	Average Yield or Rate Paid	Average Balance	Income/ Expense	Average Yield or Rate Paid

Interest-earning assets:
Interest-bearing deposits in banks	3,000	103	3.43%	1,706	60	3.52%
Investment securities	12,105	667	5.51%	11,202	684	6.11%
Federal funds sold	5,568	84	1.51%	2,543	96	3.78%
Loans	63,229	4,721	7.47%	51,180	4,520	8.83%
Total Interest-earning assets	83,903	5,575	6.64%	66,631	5,360	8.04%

Interest-bearing liabilities:
Deposits:
Demand, interest-bearing	3,277	35	1.07%	2,987	63	2.11%
Savings	30,494	690	2.26%	27,965	944	3.38%
Time	32,153	960	2.99%	23,333	1,125	4.82%
Borrowings	1,595	45	2.82%	157	11	7.01%
Total interest-bearing liabilities	67,519	1,730	2.56%	54,442	2,143	3.94%

Net interest income and yield:
Net Interest income		3,845			3,217
Net yield on interest-earning assets			4.58%			4.83%

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

	Year Ended December 31, 2002 over Year Ended December 31, 2001
	Increase (Decrease) Due to Change
(dollars in thousands)	Volume	Rate	Change
Interest-Bearing Assets:
IBA other Banks	47	(4)	43
Investments	53	(70)	(17)
Federal funds sold	160	(172)	(12)
Loans	1,163	(962)	201
Total Interest Income	1,423	(1,208)	215

Interest-Bearing Liabilities:
Demand, interest-bearing	7	(35)	(28)
Savings	91	(345)	(254)
Time	506	(671)	(165)
Borrowings	157	(123)	34
Total Interest Expense	761	(1,174)	(413)

Increase in
Net Interest Income	662	(34)	628

Year Ended December 31, 2002 Compared to December 31, 2001

For the year ended 2002, net interest income increased by approximately $628,000 or 20% compared to the year ended 2001.  This increase was almost evenly split by increases between total increases in interest income of $215,000 and decreases in interest expenses of $413,000.  Changes in interest rates played a very important role in 2002 as rates dropped from low levels in 2001 to a forty plus year record low by the end of 2002.  Given the deposit composition of the Bank which tends to rely on savings accounts which are more responsive to rate changes than time deposits, increased focus on loan pricing, and volume increases, the Bank was able to minimize much of the rate shock.

Three trends in 2002 are of note when considering average balances and net interest income.  First, loan volumes continued to increase as the Bank continued its expansion – average loans volume increased by $12 million or 23.5%.  However, this trend based on averages tends to overstate loan growth with a substantial slowing in loan demand and a high volume of rate based refinancing at the end of the year.  Second, while Federal Funds Sold (FFS) increased on average by $3 million or 119.0%, FFS at the end of the year totaled $12 million compared to borrowing of FFS at the end of 2001.  This shift in earning assets from loans to FFS at the end of the year is expected to increase the pressure on net interest income in 2003.  Third, the Bank implemented a strategic change in deposit pricing in 2002 and increased CDs by $8.8 million or 37.8%. Average savings accounts only increased by $2 million or 9.0%.  This deposit trend change continued as of the end of 2002 with savings accounts as a percent of total deposits dropping from 65% in 2000, to 44% in 2001 and to 41% at the end of 2002.  The Bank expects to continue to see growth in CDs in preparation for future rate increase in late 2003 or 2004 but will continue to use its savings products more aggressively than most other banks.

The Bank continues to use its status as a CDFI to attract lower cost deposits from investors who recognize the Bank’s contribution to community development.  Deposits included the State of California and a number of insurance companies who operate in California.  CDFI related CDs total approximately $6.5 million as of December 31, 2002 with the largest concentration of $4.5 million from the State of California.

Provision for Loan Losses

The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The amount provided for loan losses is charged to earnings. The provision for loan losses was $132,000 for 2002 compared to $280,000 for 2001.

The decrease in the provision in 2002 is consistent with slower loan growth and improved credit quality (loans increased by just $4.8 million or 7.9% in 2002 compared to $17.3 million or 40.1% in 2001).  The Bank also noted a material improvement in credit quality and credit administration in 2002.  See — Asset Quality.

Noninterest Income

Noninterest Income decreased in 2002 from $1,514,000 to $1,359,000 or a decrease of $155,000 (10.2%) with two specific items accounting for the decrease.  The Bank outsourced its merchant credit card processing in 2002 and accounted for merchant card income on a net basis in 2002 while using gross income in 2001.  The change in processing and accounting resulted in a comparative decrease in income in 2002 of $265,000 (net income in 2002 of $43,000 versus gross income in 2001 of $308,000).  The Bank recorded $537,750 in non-interest income for 2001 based on a $990,000 award from the Banker Enterprise Award program under the Department of Treasury’s CDFI program.  This income/award was based on the Bank meeting its investment goals by investing $3 million in other CDFIs at below market rates.  The balance of the award funds are being accrued to income based on a yield formula with income in 2002 of $183,000. The change in BEA income on a comparative basis is a decrease of $354,000 in 2002.  Income from the BEA award will accrue until June 2004 at the rate of approximately $15,000 per month.

Discounting the change in accounting for merchant card and card processing, other service charges and fees increased in 2002 by approximately $171,000.  Approximately $100,000 of this increase was from brokering loans to another financial institution and the remainder was from normal increase in fee income.  The Bank expects to continue to work with other financial institutions to broker loans that do not fit within the Bank’s portfolio.

SBA lending remains the Bank’s most active lending area and sales of SBA loans generated $632,000 in fee income in 2002 compared to $338,000 the prior year.  The Bank has been and expects to be a major SBA lender in the San Luis Obispo market area.

Fee and service charge income decreased by $94,000 or from $638,000 in 2001 to $544,000 in 2002 primarily due to the change in merchant card accounting.

Non interest Expense

Non interest expense increased in 2002 by $374,000 or 10.9% compared to the prior year or from $3,431,000 in 2001 to $3,805,000 in 2002.  This increase was due to increased staff and opening a new branch in Nipomo in the middle of 2002.  Salary expenses increased by $359,000 as the staff increased to 47 as of December 2002 compared to 33 for the prior year.

Specific operating expenses that were new or reflective of a material change in 2002 included: lease expense which increased by $33,000 or 38% in 2002; marketing, advertising, sponsorships, etc. which increased by $29,000 or 25%;  office supplies and expenses increased by $78,000 or 67% due to the new branches and general cost increases; director fees and expenses increased by $36,000 with the Bank paying director fees for the first time; and loan processing fees increased by $57,000 as the Bank outsourced loan documentation.

Two areas showed material decreases in 2002: professional fees which decreased by $77,000 or 28% and merchant credit card processing which decreased by $266,000 with processing expenses netted from card income.

Income Taxes

See Note G to the consolidated financial statements for more information on income taxes.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds being gathered and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits, short-term certificates of deposit, and overnight purchases of federal funds.  Short-term investments, primarily federal funds sold and federal fund lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity.  In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate liquidity ratio.  The liquidity ratio is equivalent to the sum of cash and deposits at other banks, interest-earning deposits at other banks, federal funds sold, and available investment securities, divided by deposits.

As of December 31, 2002 and 2001, the Bank’s liquidity ratios were 23.6% and 16.6%, respectively.  The Bank had $12 million in Federal Funds Sold (immediate liquidly) on December 31, 2002 but was in a net borrowing position on December 31, 2001 with zero FFS.  This material increase in liquidity was consistent with funding a large volume of loans at the end of 2001 while loan activity was slow at the end of 2002.

As part of liquidity management, the Bank has $4 million in short-term funding lines from correspondent banks.  The lines are for short term needs and are generally not actively used. As of December 31, 2002, the Bank had outstanding borrowings from the Federal Home Loan Bank of San Francisco of $2,500,000.  This was reduced to $1.5 million in January 2003 with the outstanding loans used to fund short and mid-term assets. The Bank has the potential on a secured basis to borrow up to 20 percent of its total assets or approximately $19.8 million from the FHLB.  The Bank anticipates utilizing FHLB borrowings in 2003 when needed as part of its normal liquidity management to cost effectively fund asset growth.

The Company’s liquidity is provided by a line of credits from Pacific Coast Bankers’ Bank, from cash retained from stock offerings for expenses and working capital, and from dividends from the Bank.  As of December 31, 2002, the Company had no borrowings under its line of credit and received a cash dividend of $70,000 from the Bank.  The Company issued $500,000 in Preferred Stock in December 2002 from a CDFI core award and proceeds for the stock were used to contribute $400,000 to the Bank’s capital, to repay outstanding loans, and for short term cash needs and working capital.

Investment Activities

Banks are permitted to purchase and own investment securities for both yield and to balance the overall interest-rate sensitivities of its assets and liabilities. The Bank does not maintain a trading account.

Investment decisions are primarily made by the Bank’s Chief Financial Officer within policies limits established by the board of directors. The CFO reports investment activity on a monthly basis to the Board and on a quarterly basis to the Investment Committee.  Investments can include investment grade corporate securities, BBB-rated mortgage-backed securities, federally insured certificates of deposit, U.S. treasury obligations and U.S. Government agency-backed securities.  Investment goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks. In accordance with this policy, management actively manages its investment portfolio between available for sale and held to maturity investments, the composition of which may shift substantially over time. See Item 7 Note B — Investment Securities notes to consolidated financial statements.

As of December 31, 2002, the book value of the Bank’s investments including stock ownership in the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank, which totaled $338,000, was $12,229,000.  The following table presents the distribution of investments by sector (dollars in thousands), the stated due dates of the investments, and the weighted yield of the investments:

(dollars in thousands)	1 year or less	1 - 5 years	5 - 10 years	after 10 years	Total
Investment Portfolio Book Value:
US Treasury and other U.S. Government agencies	—	3,480	1,000	113	4,593
Mortgage Backed Securities			767	6,482	7,249
Other Securities including stock in FRB and FHLB				387	387
Total	—	3,480	1,767	6,982	12,229

Weigted Average Yield:
US Treasury and other U.S. Government agencies		4.04%	5.44%	7.50%	4.67%
Mortgage Backed Securities			5.90%	4.49%	4.63%
Other Securities including stock in FRB and FHLB				5.00%	5.00%

Weighted Average Total		4.04%	5.64%	4.57%	4.66%

Weighted average yields are stated on fully taxable basis, and the Bank does not have any tax-exempt investments.  Investments in US Government and agency securities are generally limited to $500,000 to $1,000,000 per issue and no corporate or other investments equal or exceed ten percent of the shareholders’ equity.

The Bank has structured the investment portfolio primarily with mortgage backed securities and callable agencies which provide monthly cash flows of approximately $300,000 to $500,000.  Projected cash flows and expected call dates are included in the following section on Asset Liability Management.

Management expects to maintain short term or floating rate investments in 2003 as a hedge against increasing interest rates once the economy begins to improve with the expectation of increasing rates in late 2003 or 2004.

Asset Liability Management

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

The table below sets forth the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2002, using the interest rate sensitivity gap ratio.  For purposes of the table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

(dollars in thousands)	Up to 3 Months	>3 Months < 1 Year	1 year to 5 Years	over 5 Years	Total
Interest-Earning Assets:
Investments and Stock in FHLB and FRB	1,991	5,262	3,838	1,138	12,229
CD’s other Banks	—	—	3,000	—	3,000
FFS	12,295	—	—	—	12,295
Loans	55,218	6,401	3,192	376	65,187
Total	69,504	11,663	10,030	1,514	92,711
Interest-Bearing Liabilities:
Money Market and Now Accounts	2,716	—	—	—	2,716
Savings	36,065	—	—	—	36,065
Time Deposits	12,209	18,559	2,943	9	33,720
Other Borrowings (FHLB)	1,000	1,000	500	—	2,500
Total	51,990	19,559	3,443	9	75,001

Interest Rate Sensitive Gap	17,514	(7,896)	6,587	1,505	17,710

Cumulative Gap Sensitivity	17,514	9,618	(1,309)	8,092	19,215

Cumulative Gap Ratio	133.7%	113.4%	28.9%	15.4%	123.6%

Cumulative Gap to Total Assets	17.7%	9.7%	-1.3%	8.2%	19.4%

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

A negative cumulative gap value means that over the periods indicated our liabilities will reprice slightly faster than our assets.  This means generally that, in a rising interest rate environment, net interest income can be expected to decrease and that, in a declining interest rate environment, net interest income can be expected to increase. In actual practice, there is not a 100% correlation between the time the Federal Reserve changes rates and the time or amount of a deposit rate change by the Bank. This allows the bank to balance deposit rates based on funding needs rather than immediate changes in the market rates.

Based on current economic uncertainties with record low interest rates, discussion of possible further rate cuts, an economic “crisis” in California, and the geopolitical issues in the Middle East, the Bank expects to continue to position itself with short term assets and liabilities.  Strategies that are being used include but are not limited to maintaining a majority of its loans on a floating basic, selling or brokering fixed rate long term loans, maintaining short terms and adjustable rates for investments and closely monitoring deposit rates and trends.  The Bank expects to see a continued slowing in its growth in 2003 with higher liquidity and increased pressures net income.

Lending Activities

The Bank originates purchases, sells loans, and participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

	31-Dec-02		31-Dec-01
(dollars in thousands)	Amount	Percent	Amount	Percent
Loan Category:
Commercial	15,220	23.35%	19,781	32.72%
Agricultural	2,324	3.57%	2,833	4.69%
Real Estate	37,662	57.78%	22,797	37.70%
Construction	6,539	2.90%	10,159	16.80%
Consumer Loans	1,891	2.90%	3,520	5.82%
Leases	1,551	2.38%	1,371	2.27%
Total Loans	65,187	100%	60,462	100.00%

Standby Letters of Credit	64		268

Undisbursed Loan Commitments	18,079		13,444

The following table sets forth as of December 31, 2002 the maturities and sensitivities of loans to interest rate changes:

(dollars in thousands)	1 Year or Less	1 - 5 Years	Due after 5 Years	Total
Loan Category:
Commercial	15,067	140	13	15,220
Agricultural	2,217	93	14	2,324
Real Estate	35,055	2,317	290	37,662
Construction	6,387	130	22	6,539
Consumer Loans	1,626	244	21	1,891
Leases	1,266	269	16	1,551
Total Loans	61,618	3,193	376	65,187

Fixed and Variable Rate Loans:
Fixed Rate	12,075	3,011	356	15,442
Variable Rate	49,543	182	20	49,745
Nonaccrual Loans				0
Total Loans				65,187

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

The Bank is active in construction lending for interim loans to finance the construction of commercial and single family residential property.  While the construction loan totals are down as of December 31, 2002, there are a number of new construction loans and loan commitments that have not as yet been funded.  These loans are typically short term of 12 to 18 months.  As a rule, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for this kind of building.

Residential real estate loans are generally limited to home equity loans and home equity lines of credit.  The Bank has not been active in residential real estate lending and refers loan requests for residential mortgages to other permanent mortgage lenders.  As of January 2003, the Bank has contracted with another intermediary lender to provide residential lending services utilizing systems and support from the other intermediary.  This new and more defined service is expected to result in a higher volume of residential loans and improved lending services for the Bank’s customers.  This new program is being specifically designed to meet the needs of low to moderate income residents in the Bank’s market area.

Other real estate loans consist primarily of commercial and industrial real estate loans. These loans are made based on the income generating capacity of the property or the cash flow of the borrower.  These loans are secured by the property. The Bank offers both fixed and variable rate loans with maturities, which generally do not exceed 15 years, unless the loans are U.S. Small Business Administration (“SBA”) loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

The Bank makes SBA-guaranteed loans and sells the guaranteed portion of our SBA loans in the secondary market but retains the servicing rights for such SBA loans. At December 31, 2002 and 2001, the Bank serviced approximately $17.3 million and $12.3 million, respectively, in SBA loans. SBA loans are categorized as Commercial or Real Estate depending on the underlying collateral.

Asset Quality

The risk of nonpayment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment, and ultimately, the credit worthiness of the borrower.  In order to minimize this credit risk, many loans are approved and/or reviewed by the Loan Committee of the board of directors.  The Loan Committee is comprised of outside directors and the CEO.

Loan grades are based on a risk assessment with loans with minimum risk graded as “Pass” with other classifications of “Special Mention”, “Substandard”, “Doubtful” and “Loss”, depending on credit quality.  As these loans are identified in our review process, they are added to the internal watch list and a loss allowance is established for them as follows:  Special Mention – 5%, Substandard – 15%, Doubtful – 50%, and Loss – 100%.  Additionally, loans are examined regularly by the OCC, and the Bank engages an outside firm to perform periodic reviews of the loan portfolio and to test the adequacy of the Allowance for Loan Losses.

Loans are not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides year end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

(dollars in thousands)	31-Dec-02	31-Dec-01
Loans on Nonaccrual Basis	0	889
Loans Past Due 90 Day or more	0	15
Restructured Loans	0	0
Total Nonperforming Loans	0	904
Other Real Estate Owned	0
Total Nonperforming Assets	0	904

Nonaccrual Loans to Total Loans	0.00%	1.47%
Past Due 90 Days or More to Total Loans	0.00%	0.02%
Restructured Loans to Total Loans	0.00%	0.00%
Nonperforming Loans to Total Loans	0.00%	1.50%

Allowance for Loan Losses to Nonperforming Loans	na	70.24%

Nonperforming Assets to Total Assets	0.00%	1.13%

Restructured loans are those loans with concessions in interest rates or repayment terms to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible.  At December 31, 2002 the Bank had no loans on nonaccrual or past due 90 days or more and still accruing.

Other real estate owned is acquired in satisfaction of loan receivables through foreclosure or other means and is carried on an individual asset basis at the estimated fair value less selling expenses. The Bank had no other real estate owned as of December 31, 2002 and 2001

During 2002, the Bank employed a new Chief Credit Officer and implemented improved systems for tracking and follow up on delinquent and/or problem loans.  As a result of these efforts and new systems, the Bank has consistently shown the results of these efforts with fewer delinquencies and improved credit quality. As of December 31, 2002, the Bank had just $49,000 in loans past due 30 through 89 days.

While credit quality as measured by loan delinquencies appears to be satisfactory as of December 31, 2002, there can be no assurances that new problem loans will not develop in future periods.  The Bank has tightened its underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties and the economic challenges that San Luis Obispo and the State of California face could cause one or more borrowers to experience problems in the coming months.

The Bank has no foreign loans.

Potential Problem Loans

As of March 19, 2003, there has been no material change in asset quality except for on smaller loan that has been placed on nonaccrual status.

Loan Concentrations

The Board of Directors has approved concentrations (of capital) levels for various loan types based on the Bank’s business plan and historic loss experience. On a quarterly basis, management provides a loan concentration report to the board in writing with information relating to concentrations.  As of December 31, 2002, the Bank has identified certain loan types or groups of loans relating to real estate in its analysis of concentrations.  These groups or types include a pool of approximately $6 million in loan participations purchased that represent a well-secured, seasoned portfolio of commercial and multi-family real estate loans that are geographically diverse from the Bank’s target market area.  Commercial Real Estate loans represent approximately 107% of capital and are well within policy limits.  Loans secured by other first trust deeds represent a concentration of approximately 127% of capital, but these loans also represent a variety of borrowers and types of loans that do not represent a concentration to any one borrower or business segment.

Using FDIC Call Report Data, the Bank has reviewed a California peer group analysis of commercial bank with assets of $100 million to $300 million as of December 31, 2002 and found the follow comparisons:

Real Estate Loans as a percent of Total Assets	Mission Community Bank	Peer Group of 93 banks
Real estate loans in domestic offices:	44.64%	49.41%
Construction and land development	6.60%	7.64%
Commercial real estate	30.62%	31.32%
Multifamily residential real estate	0.66%	3.61%
1-4 family residential	6.51%	6.26%
Farmland	0.24%	0.59%

The Bank’s analysis of loan concentrations plus the peer group analysis suggest that the bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California traditionally are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank does consider economic trends and real estate values.

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

	31-Dec-02	31-Dec-01
Allowance For Loan Losses:
Balance at Beginning of Period	635	512
Actual Charge-offs:
Commercial	49	150
Consumer	6	14
Real Estate
Total Charge-Offs	55	164
Less Recoveries:
Commercial	32	6
Consumer	—	1
Real Estate	—	—
Total Recoveries	32	7

Net Loans Charged Off	23	157
Provision for Loan Losses	132	280
Balance at End of Period	744	635

Ratios:
Net Loans Charged Off to Average Loans	0.04%	0.31%
Allowance for Loan Losses to Total Loans	1.14%	1.05%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  As of December 31, 2002, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio.  The inherent risk present in the “acceptable” portion of the loan portfolio is taken into consideration and adjustments made for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans.  As of December 31, 2002, the Bank allocated $156,000 as an additional portion of the Allowance for unknown factors.

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

The ratio of allowance for loan losses to total loans as of December 31, 2002 was 1.14%, and management and the board feel this is adequate based on its analysis and reviews of the portfolio.  The analysis assumes that there will be no material asset quality problems following the “recession” and a future resumption of economic growth in the Central Coast.  On a peer basis (Uniform Bank Performance Report), the ratio of the allowance for loan losses to total loans was 1.27% as of December 31, 2002.

As part of the analysis of the allowance, the Bank also assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2002.

(dollars in thousands)	Loans	Percent	Factor	Reserve Amt.
Total Loans:
Real Estate	37,477	58%	0.40%	150
Other Security	24,394	37%	1.13%	275
Unsecured	3,316	5%	0.75%	25
Total Loans	65,187	100%	0.59%	450
Other Factors:
Letters of Credit	64		0.00%	—
Unspecified and other factors	18,079		0.97%	176
Total of Other Factors	18,143			176

Classified Loans	875		13.49%	118
Total Allowance for Loan Losses				744

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $87.5 million at December 31, 2002 and $71.7 million at the end of 2001.  Deposits increased by $15.8 million or 22% in 2002 following a 32% or $17.5 million increase in 2001.

The following table reflects the average amount and average rate paid on each of the following deposit classifications for the reported periods:

	31-Dec-02		31-Dec-01
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Deposits in Domestic Offices:
Noninterest bearing demand	13,851	0.00%	11,157	0.00%
Demand, interest-bearing	3,277	1.07%	2,987	2.12%
Savings	30,494	2.26%	27,965	3.38%
Time	32,153	2.99%	23,333	4.82%
Total Deposits	79,776	2.11%	65,443	3.26%

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposits rates are then adjusted to balance the cost of funds versus funding needs and asset liability considerations.  In the past year, the Bank increased the percentage for certificates of deposit and decreased the percentage of savings deposits. Savings accounts represent 38% of average deposits in 2002 compared to 43% in 2001. The Bank has used and expects to continue to use an Investor Savings product that pays higher rates than normal savings and similar rates to money market accounts as a special product unique to the Bank, but management also expect to see the relative percentage of Investor Savings to total deposit to continue to decline.

The change in deposit rates in 2002 was material and consistent with changes in overall rates and yields on deposits and investment securities.  The Bank anticipates that interest rates will begin to increase in late 2003 or 2004 as the current economic and geopolitical issues are resolved and when the economy begins to shift back into consistent growth.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2002:

(dollars in thousands)	3 months or less	3 - 6 months	6 - 12 months	over 12 months	Total
Deposit Maturities:
Certificates of $100,000 or more	8,325	4,210	8,420	2,434	23,389

Short Term and Other Borrowings

As of December 31, 2002, the Bank had $2.5 million in outstanding loans to the Federal Home Loan Bank of San Francisco. The Bank repaid $1 million in advances in January 2003.

As of December 31, 2001, the Company also had a $50,000 outstanding under a $200,000 line of credit with Pacific Coast Bankers’ Bank. The Company fully repaid its loans from PCBB as of December 31, 2002.

See Note F of the notes to consolidated financial statements.

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California and real estate values continue to show increases with steady demand; however, management is seeing a slowing in loan demand and deposits activity as borrowers wait for signs of improvements in the economy and higher deposit rates.  There can be no assurance that the economy will improve in the short term and the Bank has adopted a cautiously optimistic outlook with close attention to credit quality, to interest rate risk, and control of operational expenses.

No assurance can be give as to the outcome of the situation in the Middle East and any possible impact it will have on the short and mid term economy and bank earnings.

Item 7     FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

Mission Community Bancorp and Subsidiary

We have audited the accompanying Balance Sheets of Mission Community Bancorp and Subsidiary as of December 31, 2002 and 2001 and the related Statements of Income, changes in shareholders’ equity, and cash flows of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

VAVRINEK, TRINE, DAY & CO., LLP

Laguna Hills, California
February 6, 2003

MISSION COMMUNITY BANCORP AND SUBSIDIARY

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
ASSETS

Cash and Due from Banks	$3,024,051	$2,526,189
Federal Funds Sold	12,295,000	—
TOTAL CASH AND CASH EQUIVALENTS	15,319,051	2,526,189

Interest-Bearing Deposits in Other Banks	3,000,000	3,009,345

Investment Securities:
Investment Securities Available for Sale	5,260,475	6,331,381
Investment Securities Held to Maturity	6,630,449	4,503,944
TOTAL INVESTMENT SECURITIES	11,890,924	10,835,325

Loans:
Commercial	16,770,152	21,152,236
Agricultural	2,324,468	2,833,275
Construction	6,539,327	10,159,461
Real Estate	37,662,315	22,796,843
Consumer	1,891,124	3,520,079
TOTAL LOANS	65,187,386	60,461,894

Allowance for Loan Losses	(744,248)	(635,468)
NET LOANS	64,443,138	59,826,426

Federal Reserve Bank Stock and Other Stock, at Cost	337,984	222,475
Premises and Equipment	2,488,061	2,389,031
Accrued Interest and Other Assets	1,529,071	1,082,139

	$99,008,229	$79,890,930

The accompanying notes are an integral part of these financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$15,005,159	$13,030,253
Money Market, NOW and Savings	38,779,946	29,740,916
Time Deposits Under $100,000	10,331,312	11,038,762
Time Deposits $100,000 and Over	23,388,584	17,874,419
TOTAL DEPOSITS	87,505,001	71,684,350

Short-Term Borrowings	2,500,000	420,000
Accrued Interest and Other Liabilities	1,053,740	1,012,687
TOTAL LIABILITIES	91,058,741	73,117,037

Commitments and Contingencies - Notes D and L	—	—

Shareholders’ Equity:
Preferred Stock Authorized 1,000,000 Shares:
Series A - $5 Stated Value; Issued and Outstanding, 100,000 Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; Issued and Outstanding, 20,500 Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; Issued and Outstanding, 50,000 Liquidation Value of $500,000	500,000	—
Common Stock - Authorized 1,000,000 Shares; Issued and Outstanding, 630,166 in 2002 and 630,066 in 2001	6,273,101	6,272,276
Retained Earnings (Accumulated Deficit)	528,890	(153,185)
Accumulated Other Comprehensive Income - Unrealized Appreciation on Available-for-Sale Securities, net of tax	63,697	71,002
TOTAL SHAREHOLDERS’ EQUITY	7,949,488	6,773,893

	$99,008,229	$79,890,930

The accompanying notes are an integral part of these financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

STATEMENTS OF INCOME

Years Ended December 31, 2002 and 2001

	2002	2001
INTEREST INCOME
Interest and Fees on Loans	$4,721,149	$4,424,831
Interest on Investment Securities	649,398	769,476
Other Interest Income	204,320	165,725
TOTAL INTEREST INCOME	5,574,867	5,360,032

INTEREST EXPENSE
Interest on Money Market, NOW and Savings	725,180	1,007,363
Interest on Time Deposits	959,899	1,124,849
Other Interest Expense	44,593	10,557
TOTAL INTEREST EXPENSE	1,729,672	2,142,769

NET INTEREST INCOME	3,845,195	3,217,263

Provision for Loan Losses	132,000	280,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,713,195	2,937,263

NONINTEREST INCOME
Gain on Sale of Loans	631,807	337,547
Bank Enterprise Award	182,936	537,750
Service Charges, Fees and Other Income	543,886	638,328
	1,358,629	1,513,625
NONINTEREST EXPENSE
Salaries and Employee Benefits	1,959,136	1,599,643
Occupancy Expenses	279,070	244,163
Furniture and Equipment	217,348	198,773
Other Expenses	1,349,305	1,388,715
	3,804,859	3,431,294
INCOME BEFORE INCOME TAXES	1,266,965	1,019,594
Income Tax Expense	514,822	—

NET INCOME	$752,143	$1,019,594
Per Share Data:
Net Income - Basic	$1.07	$1.46
Net Income - Diluted	$1.05	$1.46

The accompanying notes are an integral part of these financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002 and 2001

	Preferred	Common Stock		Comprehensive	Retained	Accumulated Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income	Total

Balance at January 1, 2001	$583,800	630,066	$6,272,276		$(1,172,779)	$40,878	$5,724,175

Comprehensive Income:
Net Income				$1,019,594	1,019,594		1,019,594

Net Unrealized Appreciation on Available-for-Sale Securities, Net of Taxes of $8,039				30,124		30,124	30,124

Total Comprehensive Income				$1,049,718

Balance at December 31, 2001	583,800	630,066	6,272,276		(153,185)	71,002	6,773,893

Issuance of Preferred Stock, Series C	500,000						500,000

Exercise of Stock Options		100	825				825

Dividends Paid					(70,068)		(70,068)

Comprehensive Income:
Net Income				$752,143	752,143		752,143

Net Unrealized Appreciation on Available-for-Sale Securities, Net of Taxes of $10,695				(7,305)		(7,305)	(7,305)

Total Comprehensive Income				$744,838

Balance at December 31, 2002	$1,083,800	630,166	$6,273,101		$528,890	$63,697	$7,949,488

The accompanying notes are an integral part of these financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2002 and 2001

	2002	2001
OPERATING ACTIVITIES
Net Income	$752,143	$1,019,594
Adjustments to Reconcile Net Income to Net Cash Used by Operating Activities:
Depreciation and Amortization	218,452	198,773
Provision for Credit Losses	132,000	280,000
Gain on Loan Sales	(631,807)	(337,547)
Loans Originated for Sale	(7,753,505)	(8,494,216)
Proceeds from Loan Sales	6,329,992	5,466,365
Deferred Taxes	(5,000)	(140,000)
Net Change in Other Assets and Liabilities	(414,917)	662,478
NET CASH USED BY OPERATING ACTIVITIES	(1,372,642)	(1,344,553)

INVESTING ACTIVITIES
Net Change in Federal Reserve Bank and Other Stock	(115,509)	(78,900)
Change in Deposits in Other Banks	9,345	(2,711,345)
Purchase of Available-for-Sale Securities	(3,765,367)	(7,469,861)
Purchase of Held-to-Maturity Securities	(5,552,412)	(5,567,309)
Proceeds from Maturities and Sales of Available-for-Sale Securities	4,829,733	11,626,075
Proceeds from Maturities of Held-to-Maturity Securities	3,438,077	4,503,090
Net Increase in Loans	(2,693,392)	(14,124,316)
Purchases of Premises and Equipment	(316,379)	(213,755)
NET CASH USED BY INVESTING ACTIVITIES	(4,165,904)	(14,036,321)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	11,013,936	4,664,624
Net Increase in Time Deposits	4,806,715	12,849,145
Net Change in Other Borrowings	2,080,000	(2,228,000)
Payment of Dividends	(70,068)	—
Proceeds from Exercise of Stock Options	825	—
Proceeds from Issuance of Preferred Stock	500,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	18,331,408	15,285,769

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,792,862	(95,105)
Cash and Cash Equivalents at Beginning of Period	2,526,189	2,621,294
CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,319,051	$2,526,189

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,704,969	$2,151,445
Taxes Paid	$637,331	$3,200

The accompanying notes are an integral part of these financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank (“the Bank”), and the Bank’s subsidiary, Mission Community Development Corporation collectively referred to herein as the “Company”.

Nature of Operations

The Bank has been organized as a single reporting segment and operates four branches in the Central Coast area of California.  The Bank’s primary source of revenue is providing Small Business Administration (“SBA”) guaranteed loans, real estate, commercial and consumer loans to customers, who are predominately small and middle-market businesses and individuals.  The Company and the Bank are certified by the Department of Treasury as Community Development Financial Institution(s) (CDFI) with a commitment to focus on providing financial services to low and moderate income communities.

Mission Community Development Corporation

Mission Community Development Corporation is a community development corporation, which provides financing for small businesses and low- and moderate-income areas and projects.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Company’s capital and up to 10% with prior approval by the Comptroller of the Currency.  Operations of Mission Community Development Corporation were not material as of December 31, 2002.

Mission Community Services Corporation

Mission Community Services Corporation was organized and the corporation established in 1998 as a not-for-profit company.  This company’s primary focus will be to provide technical support and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  The Board of Directors of Mission Community Services Corporation includes representatives from the Company and the Bank, together with members representing the communities represented.  Operations of Mission Community Services Corporation were not material as of December 31, 2002.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2002.

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

Loans

Loans are reported at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  Deferred loan origination fee income and direct loan origination costs are amortized to interest income over the life of the loan using the interest method.  Interest on loans is accrued to income daily based upon the outstanding principal balances.

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans.  Accrual of interest on such loans is discontinued when there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Income on such loans is then only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

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

The Bank has adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

To calculate the gain (loss) on sale of loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management’s estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, requires the disclosure of comprehensive income and its components.  Changes in unrealized gain or loss on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

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

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Bank accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Bank’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2002	2001
Net Income:
As Reported	$752,143	$1,019,594
Stock-Based Compensation using the Intrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(37,243)	(29,862)

Pro Forma	$714,900	$989,732

Basic Income Per Share:
As Reported	$1.07	$1.46
Pro Forma	1.02	1.41

Diluted Income Per Share:
As Reported	1.05	1.46
Pro Forma	1.01	1.41

Current Accounting Pronouncements

In August 2001, FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which requires the Bank to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets.  SFAS No. 143 is effective for the Bank in 2003; however, management does not believe adoption will have a material impact on the Banks’ financial statements.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.  These reclassifications are of a normal recurring nature.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the Balance Sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale Securities:
December 31, 2002
U.S. Government Agencies	$3,249,116	$85,264	$—	$3,334,380
Mortgage-Backed Securities	1,900,521	25,574	—	1,926,095

	$5,149,637	$110,838	$—	$5,260,475

December 31, 2001
U.S. Government Agencies	$3,888,797	$81,372	$—	$3,970,169
Mortgage-Backed Securities	2,335,136	26,206	(130)	2,361,212

	$6,223,933	$107,578	$(130)	$6,331,381

Held-to-Maturity Securities:
December 31, 2002
U.S. Government Agencies	$1,363,260	$4,378	$—	$1,367,638
Mortgage-Backed Securities	5,218,660	96,486	(355,631)	4,959,515
Other	48,529	10,637	—	59,166

	$6,630,449	$111,501	$(355,631)	$6,386,319

December 31, 2001
U.S. Government Agencies	$1,915,960	$22,813	$(3,583)	$1,935,190
Mortgage-Backed Securities	2,543,555	45,874	(16,316)	2,573,113
Other	44,429	8,194	—	52,623

	$4,503,944	$76,881	$(19,899)	$4,560,926

Investments securities carried at $5,493,000 and $5,648,000 as of December 31, 2002 and 2001, respectively, were pledged to secure short-term borrowings and other deposits as required by law.

The scheduled maturities of securities available for sale at December 31, 2002, were as follows:

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year to Five Years	$2,794,116	$2,801,880	$750,000	$752,758
Due in Five Years to Ten Years	500,000	532,500	500,000	500,470
Due in Greater Then Ten Years	—	—	113,260	114,410
Mortgage-Backed Securities	1,900,521	1,926,095	5,218,660	4,959,515
Other	—	—	48,529	59,166

	$5,194,637	$5,260,475	$6,630,449	$6,386,319

Included in accumulated other comprehensive income at December 31, 2002 were net unrealized gains on investment securities available for sale of $110,838 less applicable income taxes of $47,141.  Included in accumulated other comprehensive income at December 31, 2001 were net unrealized gains on investment securities available for sale of $107,448 less applicable income taxes of $36,446.

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

The Bank also originates SBA loans for sale to institutional investors.  At December 31, 2002 and 2001 the Bank was servicing approximately $17,342,000 and $12,347,000, respectively in loans previously sold or participated.

A summary of the changes in the allowance for possible loan losses as of December 31 follows:

	2002	2001

Balance at Beginning of Year	$635,468	$511,607
Additions to the Allowance Charged to Expense	132,000	280,000
Recoveries on Loans Charged Off	32,774	7,483
	800,242	799,090

Less Loans Charged Off	(55,994)	(163,622)

Balance at End of Year	$744,248	$635,468

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon as of December 31:

	2002	2001

Recorded Investment in Impaired Loans	$—	$889,000

Related Allowance for Loan Losses	$—	$133,000

Average Recorded Investment in Impaired Loans	$540,000	$1,480,000

Interest Income Recognized for Cash Payments	$2,905	$—

Included in total loans are net deferred loans fess and discounts of $472,089 at December 31, 2002 and $266,787 at December 31, 2001.

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2002	2001

Land	$976,498	$976,498
Buildings	722,333	722,333
Leasehold Improvements	338,451	272,414
Furniture, Fixtures, and Equipment	1,242,139	990,694
	3,279,421	2,961,939
Accumulated Depreciation and Amortization	(791,360)	(572,908)

	$2,488,061	$2,389,031

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2007.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

Rental expense relating to these leases was approximately $121,000 in 2002 and $88,000 in 2001

At December 31, 2002, the approximate future minimum annual payments under these leases are as follows:

2003	$126,051
2004	114,539
2005	90,453
2006	35,856
2007	14,940

$381,839

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent.  It is not a forecast of rental expenses.

NOTE E - DEPOSITS

At December 31, 2002, the scheduled maturities of time deposits are as follows:

Due in One Year	$25,570,126
Due in One to Five Years	8,149,770

$33,719,896

NOTE F - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2002 are comprised of the following advances from the Federal Home Loan Bank of San Francisco:

Maturity Date	Interest Rate	Amount
1/30/2003	1.33%	$1,000,000
10/1/2004	2.09%	500,000
6/11/2003	2.48%	500,000
5/13/2004	3.58%	500,000

		$2,500,000

These advances are secured by investment securities as discussed in Note B.  The Bank also has unsecured borrowing lines with correspondent banks totaling $4,000,000 and the Company had one borrowing line totaling $200,000.  As of December 31, 2002, there were no balances outstanding on these lines.

NOTE G - INCOME TAXES

The income tax expense for the years ended December 31, 2002 and 2001 is comprised of the following:

	2002	2001
Current Taxes:
Federal	$385,318	$107,000
State	134,504	33,000
	519,822	140,000
Deferred	(5,000)	(140,000)

	$514,822	$—

A comparison of the federal statutory income tax rates to the Company’s effective income tax follows:

	2002		2001
	Amount	Rate	Amount	Rate

Federal tax rate	$431,000	34.0%	$347,000	34.0%
California franchise taxes, net of federal tax benefit	91,000	7.2%	73,000	7.2%
Reduction in valuation allowance	—	—	(376,000)	(36.9)%
Other items - net	(7,178)	(0.6)%	(44,000)	(4.3)%

	$514,822	40.6%	$—	—

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying Balance Sheets:

	2002	2001
Deferred Tax Assets:
Organizational and Start-up Costs	$—	$52,000
Bank Enterprise Award Deferral	112,000	186,000
Allowance for Loan Losses Due to Tax Limitations	268,000	219,000
Other	109,000	69,000
	489,000	526,000
Deferred Tax Liabilities:
Cash Basis of Tax Reporting	(125,000)	(191,000)
Depreciation Differences	(36,000)	(16,000)
Unrealized Gain on Investment Securities	(47,000)	(36,000)
Other	(5,000)	(1,000)
	(213,000)	(244,000)

Net Deferred Tax Assets	$276,000	$282,000

NOTE H - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of 3.75% and 4.00% for 2002 and 2001 respectively, expected lives of five years, no dividend payments and disregarding any stock price volatility.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2002 and 2001 and changes during the years is presented below:

	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at Beginning of Year	144,166	$9.41	117,666	$9.83
Granted	21,500	$11.30	36,500	$7.89
Exercised	(100)	$8.25	—	$—
Forfeited	(6,900)	$8.85	(10,000)	$8.78

Outstanding at End of Year	158,666	$9.69	144,166	$9.41

Options Exercisable at Year-End	89,133	$9.80	62,600	$9.98

Weighted-Average Fair Value of Options Granted During the Year		$1.91		$1.51

The following table summarizes information about fixed options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	101,166	5.1 years	$10.00	80,933	$10.00
$7.50 - $8.25	36,000	8.3 years	$7.85	8,200	$7.87
$11.30	21,500	9.8 years	$11.30	—	—

	158,666	6.4 years	$9.69	89,133	$9.80

NOTE I - OTHER EXPENSES

Other expenses as of December 31 are comprised of the following:

	2002	2001

Data Processing	$409,515	$583,865
Professional Expenses	87,395	162,267
Marketing and Business Promotion	138,997	112,737
Insurance and Regulatory Assessments	87,841	80,829
Office Supplies and Expenses	195,009	117,304
Other Expenses	430,548	331,713

	$1,349,305	$1,388,715

NOTE J - PREFERRED STOCK

Series A – the Series A Preferred Stock has $5.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into voting common stock of the Company on a two-for-one exchange.  Series A shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a two-for-one exchange).  These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

Series B – the Series B Preferred Stock has $10.00 stated value and is non-voting, non-convertible and non-redeemable.  Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions.  Additionally, in the event of a so-called “change in control event” (including certain mergers or sales of assets) holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company.  These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to an investment from the National Community Investment Fund (“NCIF”).  In connection with this investment, NCIF also purchased 29,500 shares of the Company’s common stock for $10.00 per share.  As part of the investment agreement, the Company by covenant agreed that so long as NCIF or any successor owns and holds any of the Shares to remain a CDFI and to meet certain reporting requirements.

Series C – the Series C Preferred Stock has $10.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into voting common stock of the Company on a one-for-one exchange.  Series C shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a one-to-one exchange) in any dividends declared on the Company’s common stock.  In the event of liquidation, the holders of Series C shares will be entitled to a liquidation preference of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) before the holders of common stock receive any distributions.  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

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

The following is a summary of the activity in these loans:

	2002	2001

Balance at the beginning of the year	$1,608,000	$1,945,000
New loans and renewals	1,590,000	499,000
Repayments and renewals	(542,000)	(836,000)

Balance at the end of the year	$2,656,000	$1,608,000

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2002	2001

Commitments to Extend Credit	$18,079,000	$13,444,000
Standby Letters of Credit	64,000	268,000

	$18,143,000	$13,712,000

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

The Company is involved in various litigation, which has arisen in the ordinary course of business.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company’s financial statements.

NOTE M - EARNINGS PER SHARE

The following is a reconciliation on net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2002		2001
	Income	Shares	Income	Shares

Net Income	$752,143		$1,019,594
Average Common Shares Outstanding During the Year		630,075		630,066
Preferred Shares Participating in Net Income With Common Shareholders - Average		71,596		70,500
Used in Basic EPS	752,143	701,671	1,019,594	700,566
Dilutive Effect of Outstanding Stock Options		14,590		—

Used in Dilutive EPS	$752,143	716,261	$1,019,594	700,566

Preferred shares are included in the computation of basic earnings per share because they share equally with common shares in the distribution of net income and they do not have a stated dividend rate.

The impact of stock options was excluded from the computation of diluted EPS in 2001 because they were anti-dilutive.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the Comptroller of the Currency categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual		To Be Adequately Capitalized		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)	$8,625	11.7%	$5,907	8.0%	$7,383	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$7,880	10.7%	$2,953	4.0%	$4,430	6.0%
Tier 1 Capital (to Average Assets)	$7,880	7.9%	$3,973	4.0%	$4,967	5.0%

As of December 31, 2001:
Total Capital (to Risk-Weighted Assets)	$7,385	12.1%	$4,919	8.0%	$6,149	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$6,750	11.1%	$2,459	4.0%	$3,689	6.0%
Tier 1 Capital (to Average Assets)	$6,750	8.5%	$3,173	4.0%	$3,967	5.0%

The Bank is restricted as to the amount of dividends that can be paid.  Dividends declared by national banks that exceed the net income (as defined) for the current year plus retained net income for the preceding two years must be approved by the OCC.  The Bank may not pay dividends that would result in its capital levels being reduced below the minimum requirements shown above.

The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively.  Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 11.7%, 10.7% and 7.9%, respectively, at December 31, 2002 and 12.1%, 11.1% and 8.5%, respectively, at December 31, 2001.

NOTE O - FORMATION OF MISSION COMMUNITY BANCORP

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction.  The acquisition was accounted for like a pooling of interests and the financial statements contained herein have been restated to give full effect to this transaction.

Mission Community Bancorp has no significant business activity other than its investment in Mission Community Bank.  Accordingly, no separate financial information on the Company is provided.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

December 31, 2002 and 2001

NOTE P - BANK ENTERPRISE AWARD

During 2001, the Bank received a $990,000 award under the Fiscal Year 2001 Bank Enterprise Award Program.  The program is sponsored by the Department of Treasury, Community Development Financial Institutions Fund.  The Bank received the award for making a total of $3,000,000 in deposits with certified Community Development Financial Institutions.

The Bank deferred approximately $452,000 of the award to increase the future earnings on the deposits to market rates.  The Bank recognized approximately $180,000 of this deferred amount in 2002.  The Bank will recognize approximately $180,000 in 2003 and the balance of approximately $92,000 in 2004.

NOTE Q - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

 Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short-term investments, due from customers on acceptances, and Bank acceptances outstanding are considered to approximate fair value.  Short-term investments include federal funds sold, securities purchased under agreements to resell, commercial paper and interest bearing deposits with Banks.  The fair values of investment securities, including available-for-sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows: (dollar amounts in thousands)

	December 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$3,024	$3,024	$2,526	$2,526
Federal funds sold	12,295	12,295	—	—
Interest-Bearing Deposits	3,000	2,727	3,009	2,557
Investment securities	11,891	11,646	10,835	10,892
Loans, net	64,443	64,384	59,826	60,093
Federal Reserve Bank and other Stocks	338	338	222	222
Accrued interest receivable	430	430	341	341

Financial Liabilities:
Deposits	87,505	87,681	71,684	71,683
Other borrowings	2,500	2,519	420	420
Accrued interest and other liabilities	781	781	560	560

ITEM 8.	CHANGES WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists the names and certain information as of December 31, 2002, concerning all directors and executive officers of the Company and the Bank.  The Company and the Bank have no “significant employees” except its executive officers.

Name and Title	Age	Business Experience for Past Five Years	Year First Elected or Appointed Director*

Bruce M. Breault Founding Chairman of the Board (Emeritus)	60	Partner and Owner, F. McLintocks, Inc. (restaurants) (1973-)	1996

Roxanne M. Carr Secretary	65	Division President and Corporate Senior Vice President, The Mortgage House, Inc. (1995-); Regional Vice President, ARCS Mortgage, Inc. (1973-1995)	1997

Karla S. Cool Director	60	President and Owner, Central California Investments (1998-); Broker and Owner, Karla Cool Realty (1987-1998)	1998

William B. Coy Vice Chairman of the Board	65	Owner and Manager Managing Partner, Rancho Rio Conejo (citrus and avocados) (1979-); Corporate Marketing Manager, San Luis Obispo County Farm Supply Company (1991-2001)	1996

William C. Demmin Executive Vice President/ Chief Financial Officer	57	Banker(1)	N/A

Richard Korsgaard David A. Duarte Executive Vice President/ Chief Credit Officer	61	Banker(2)	N/A

Erol F. Giray, M.D. Director	46	Psychiatrist	1997

Anita M. Robinson Director, President and Chief Executive Officer	50	Banker(3)	1996

Robin L. Rossi Director	55	President, Rossi Enterprises (property management) (1991-); President, Infinite Horizons, Inc. (Manager of Avila Beach Resort) (1979-)	1996

Gary E. Stemper Chairman of the Board	60	Eagle Castle Eagles Crest Winery, LLC, Manager (2000-); Sales Consultant and Technical Analyst, Artesia Ready Mix, Inc. (1996-2000); Partner, Eberle Winery of Paso Robles (1982-); Owner, Gary Stemper Construction Co. (1967-); Partner, Mill Road Vineyard (1994-)	1996

Karl F. Wittstrom Director	49	Self-Employed-real estate development, ranching, vineyards, investments, (1996-); President and CEO, Allwaste Transportation and Remediation, Inc. (1992-1996)	1997

* Refers to year first elected or appointed to Board of the Bank

(1)                                  Mr. William C. Demmin joined the Bank on March 12, 2001.  Mr. Demmin has over 32 years of banking experience.  For the period 1999 to 2001 he served as Interim President/CEO, and Executive Vice President/Chief Financial Officer, for Network

Bank USA, Ontario, California.  From 1997 to 1999 he held the position of Executive Vice President/Chief Financial Officer with Cuyamaca Bank, N.A., in Santee, California.  From 1996 to 1997 he served as President/Chief Executive Officer for Merchants Bank of California, Carson, California.  For the period 1987 to 1996, he served as Executive Vice President/Chief Financial Officer for Monarch Bancorp and Monarch Bank, Laguna Niguel, California.  Prior to 1987, he held various management positions with Commercial Center Bank, Southern California Bancorp and Bank of America.

(2)                                  Mr. Richard Korsgaard joined the Bank on July 22, 2002 as the Executive Vice President and Chief Credit Officer.   Mr. Korsgaard has 37 years of banking experience.  For the period of March 2001 to March 2002 he held the position of Senior Vice President with California Bank and Trust, San Diego, California. From 1995 to 2001 he served as an Executive Vice President Eldorado Bank, Laguna Hills, California, which was acquired by California Bank and Trust in March 2001. From 1982 to 1995 he was the Organizing President, Chief Executive Officer and Director of Mariners Bank, San Clemente, California.  From 1973 to May 1982 he held executive management positions, including Chief Operating Officer with Eldorado Bank.

(3)                                  Ms. Robinson has over 30 years of banking experience.  From 1982 to 1989 she was a Vice President, Branch Manager and Commercial Loan Officer for National Bank of Southern California in Santa Ana, California.  From 1989 to 1993 Ms. Robinson served as Executive Vice President/Senior Loan Administrator of Commerce Bank of San Luis Obispo.  In 1994 she became the President and Chief Executive Officer of Commerce Bank of San Luis Obispo and served in that capacity until the bank was acquired by ValliWide Bank in 1996.  Ms. Robinson left ValliWide Bank and joined the organizing effort of the Bank in 1996.

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

ITEM 10.               EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth a summary of annual and long-term compensation for services in all capacities to the Bank for the Bank’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer.

	Annual Compensation						Long-Term Compensation Awards

Name and Position

Year

Salary/ Benefits

Bonus

Other Annual Compensation (1)

Securities Underlying Options

All Other Compensation

Anita M. Robinson
President and Chief Executive Officer	2002 2001 2000	$ $ $	130,000 115,000 90,000	$10,000 — —	$ $ $	7,800 7,800 6,000	— 5,000 —	— — —

William C. Demmin
Executive Vice President and Chief Financial Officer	2002 2001 2000		$100,020 N/A N/A	— N/A N/A		$4,800 N/A N/A	2,000 N/A N/A	— N/A N/A

(1) This figure represents automobile allowance paid during the year.

(2) Mr. Demmin, who was hired March 12, 2001, did not receive annual compensation of $100,000 or more in 2001.

No other officer received annual compensation of $100,000 or more in 2002.  The Company currently pays no salaries to its officers.

Option/SAR Grants

On January 20, 1998 the Bank’s Board of Directors adopted the 1998 Stock Option Plan, pursuant to approval by the Bank’s shareholders prior to January 20, 1999.  The Bank’s shareholders approved the 1998 Stock Option Plan at the Annual Meeting of Shareholders held on June 16, 1998.   In 1998, a total of 125,099 incentive and non-qualified stock option shares were granted at a price range of $10.00 to $11.00 per share; 5,000 stock option shares were retired; and no stock options were exercised.  In 1999, a total of 11,000 incentive option shares were granted at a price range of $8.125 to $9.00 per share; 17,433 incentive and non-qualified stock options were retired; and no options were exercised.  In 2000, a total of 7,500 incentive and non-qualified stock option shares were granted at a price range of $7.875 to $8.188 per share; 5,486 stock option shares were retired; and no options were exercised.   In 2001, a total of 36,500 incentive and non-qualified stock options were granted at a price range of $7.50 to $8.25 per share; 10,000 stock options were retired; and no stock options were exercised. In 2002, a total of 21,500 incentive stock option shares were granted at a price of $11.30 per share; 6,900 incentive stock option shares were retired; and 100 incentive stock option shares were exercised.  The 1998 Stock Option Plan and the options granted pursuant thereto were assumed by the Company in connection with the holding company formation transaction in which the Bank became a wholly-owned subsidiary of the Company.

Long Term Incentive Plan Awards

There were no long-term incentive plan awards in 2000, 2001 or 2002.

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

In 2001 and 2002, the Bank entered into Change in Control Employment agreements with Executive Officers Demmin and Korsgaard, and also with four of the Bank’s Senior Vice Presidents, that will provide for severance benefits for termination after a merger, change in control, or other defined corporate reorganizations equal to a lump sum amount equal to six months salary.

Directors’ Compensation

During 2000, 2001 and 2002 the Bank’s directors were not paid for attending meetings of the Board or the committees on which they served.  On April 22, 2002 the bank’s Board of Directors approved a Director Compensation Program, which became effective on July 1, 2002, providing for outside directors to receive a monthly retainer of $500 for each Board Meeting attended and a fee of $100 for each Director Committee meeting attended.  In 2002, the Board received, on a cumulative basis, $25,700 in Director fees for meetings attended in 2002.

There were no Stock Option grants to Directors during the year-ending December 31, 2002.

ITEM 11                                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2002, concerning the beneficial ownership of the Company’s outstanding Common Stock: (i) by each of the directors and executive officers; and (ii) by all directors and executive officers of the Company as a group.  Management is not aware of any change in control of the Company which has occurred since January 1, 2003 or of any arrangement which may, at a subsequent date, result in such a change in control.  Management of the Company is aware of one person who owns, beneficially or of record, more than 5% of the Company’s outstanding Common Stock: The Patrick W. Hopper Trust beneficially owns 41,834 shares of common stock, or 6.6% of total shares outstanding.

Name and Position Held	Common Stock Beneficially Owned(1)		Shares Subject to Exercise(2)	Total Shares Beneficially Owned	Percent of Class
Bruce M. Breault	21,250		14,333	35,583	5.5%
Founding Chairman of the Board
(Emeritus)

Roxanne M. Carr	10,000		8,200	18,200	2.9%
Director and Secretary

Karla S. Cool	4,837		1,400	6,237	1.0%
Director

William B. Coy	7,750		8,200	15,950	2.5%
Director and Vice Chairman of the Board

Erol F. Giray, M.D.	6,530		7,133	13,663	2.1%
Director

Anita M. Robinson	18,609		21,000	39,609	6.1%
Director, President and Chief Executive Officer

Robin L. Rossi	13,707	(3)	12,200	25,907	4.0%
Director

Gary E. Stemper	7,500		10,600	18,100	2.8%
Chairman of the Board

Karl F. Wittstrom	15,450		9,800	25,250	3.9%
Director

All Directors and Executive Officers as a Group (11)	105,633		93,866	199,499	27.6%

(1)          Includes shares beneficially owned, directly or indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children, by a closely held business or other associate. Unless otherwise indicated, all shares are held as community property under California law or with sole vetoing and investment power.

(2)          Shares subject to options that were exercisable within 60 days of 12/31/02 are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.  Includes 1,000 shares subject to option held by William C. Demmin exercisable within 60 days.

(3)          Includes 457 shares held in the name of The Rossi Foundation, of which, Mr. Rossi holds no voting rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

There are no existing or proposed material transactions between the Company or the Bank and any of its executive officers, directors, or beneficial owners of 5% or more of the Common Stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of the Bank’s directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of business and anticipate having such banking transactions with such persons in the future.  In the opinion of Management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2002, loans outstanding to the Bank’s directors and executive officers (including associated companies) totaled approximately $2,656,000 million.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000
3.1	Articles of Incorporation
3.2	Bylaws
4.1	Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock
4.3	Certificate of Determination for Class C Preferred Stock
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended
10.2	Financial Facilities Purchase Agreement
10.3	Employment Contract – Ms. Robinson
10.4	Lease Agreement – Paso Robles
10.5	Lease Agreement – San Luis Obispo
10.6	Lease Agreement – Arroyo Grande
10.7	1998 Stock Option Plan
10.8	Lease Agreement – 569 Higuera, San Luis Obispo
10.9	Lease Agreement – 671 Tefft Street Nipomo CA
21	Subsidiaries of the registrant

23	Consent of accountants
27	Financial date schedules in electronic format
99.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002
99.1	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002

Reports on Form 8-K:

None.

ITEM 14.               CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Registrant’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Registrant required to be included in our periodic filings with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive officer
Dated:	March 28, 2003

By:	/s/ William C. Demmin
WILLIAM C. DEMMIN
Executive Vice President and Chief Financial officer
Dated:	March 28, 2003

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault

Founding Chairman of the Board

March 28, 2003

BRUCE M. BREAULT	(Emeritus)

/s/ Roxanne M. Carr	Secretary	March 28, 2003
ROXANNE M. CARR

/s/ Karla S. Cool	Director	March 28, 2003
KARLA S. COOL

/s/ William B. Coy	Vice Chairman of the Board	March 28, 2003
WILLIAM B. COY

/s/ Erol F. Giray, M.D.	Director	March 28, 2003
EROL F. GIRAY, M.D.

/s/ William C. Demmin	Executive Vice President and Chief	March 28, 2003
WILLIAM C. DEMMIN	Financial Officer (Principal Accounting Officer)

/s/ Anita M. Robinson	Director, President and Chief Executive Officer	March 28, 2003
ANITA M. ROBINSON

/s/ Robin L. Rossi	Director	March 28, 2003
ROBIN L. ROSSI

/s/ Gary E. Stemper	Chairman of the Board	March 28, 2003
GARY E. STEMPER

/s/ Karl F. Wittstrom	Director	March 28, 2003
KARL F. WITTSTROM

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

I, Anita M. Robinson, Chief Executive Officer, certify that:

1.          I have reviewed this annual report on Form 10-KSB of Mission Community Bancorp (the “Company”);

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.          The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)               Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)              Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company ‘s auditors and the audit committee of the Company’s board of directors:

(a)               All significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)              Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.          The Company’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Anita M. Robinson
Anita M. Robinson
Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION

OF CHIEF FINANCIAL OFFICER

I, William C. Demmin, Chief Financial Officer, certify that:

1.          I have reviewed this annual report on Form 10-KSB of Mission Community Bancorp (the “Company”);

2.          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.          Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.          The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Bank and have:

(a)               Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)              Evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.          The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)               All significant deficiencies in the design or operation of internal controls which could adversely affect the Bank’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)              Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.          The Company’s other certifying officer and I have indicated in this annual report whether or note there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ William C. Demmin
William C. Demmin
Chief Financial Officer