Form 10QSB
period 2003-03-31
MISSION COMMUNITY BANCORP
filed 2003-05-15
CIK 1129920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

On April 30, 2003, there were 630,166 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

March 31, 2003

PART I

ITEM 1.  FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited — Dollar Amounts in Thousands)

	31-Mar-03	31-Dec-02
ASSETS:
Cash and Due From Banks	$3,407	$3,024
Federal Funds Sold	9,615	12,295
TOTAL CASH AND CASH EQUIVALENTS	13,022	15,319

Interest - Bearing Deposits Other Banks	3,000	3,000
Investment Securities Net	14,927	11,891
Federal Reserve Bank Stock and Other Stock, at Cost	345	338
Loans	63,198	65,187
Allowance for Loan Losses	(748)	(744)
NET LOANS	62,450	64,443

Property, Premises, and Equipment	2,463	2,488
Other Assets	1,466	1,529

TOTAL ASSETS	$97,673	$99,008

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-Bearing Deposits	$14,786	$15,005
Interest Bearing Deposits	72,310	72,500
TOTAL DEPOSITS	87,096	87,505

Short-term Borrowings	1,500	2,500
Other Liabilities	1,077	1,053
TOTAL LIABILITIES	89,673	91,058

SHAREHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Preferred Stock Class C	500	500
Common Stock	6,273	6,273
Unrealized Appreciation Available-for-Sale Securities	50	64
Retained Earnings	593	529

TOTAL SHAREHOLDERS’ EQUITY	8,000	7,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,673	$99,008

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AN D SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited - Dollar Amounts in Thousands)

	For The Three Months Ended
	31-Mar-03	31-Mar-02
NET INTEREST INCOME
Interest Income	$1,335	$1,320
Interest Expense	329	425
NET INTEREST INCOME	1,006	895

Provision for Loan Losses	—	22

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,006	873

OPERATING INCOME AND EXPENSE
Noninterest Income	208	207
Noninterest Expense	1,102	859

INCOME BEFORE TAXES	112	221
Income Tax	48	74

NET INCOME	$64	$147

Per Share Data:
Net Income Per Share - Basic	$0.09	$0.21
Weighted Average Shares Used in Computation (actual)	701,671	700,566
Net Income Per Share - Diluted	$0.09	$0.21
Weighted Average Shares Used in Computation (actual)	716,261	700,566

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of  Changes of Shareholders’ Equity

(Unaudited — Dollar Amounts in Thousands - Shares Actual)

	Preferred Stock	Common Stock		Comprehensive Income	Retained Earnings (Deficit)	Accumulated Comprehensive Income	Total
		Shares	Amount

Balance at January 1, 2002	$584	630,066	$6,272		$(153)	$71	$6,774

Issuance of Preferred Stock Series C	500						500

Exercise of Stock Option		100	0.8				1

Dividends Paid					-70		(70)

Total Comprehensive Income:
Net Income				$752	752		752

Net Unrealized Appreciation on Available-for-Sale Securities				(7)		(7)	(7)

Total Comprehensive Income				$745

Balance, December 31, 2002	1,084	630,166	6,273		$529	$64	$7,950

Comprehensive Income:
Net Income				$64	64		64

Net Unrealized Appreciation on Available-for-Sale Securities				(14)	$593	(14)	(14)

Total Comprehensive Income				$50

Balance, March 31, 2003	$1,084	630,166	$6,273		$593	$50	$8,000

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited — Dollar Amounts in Thousands)

	For the Three Months Ended
	31-Mar-03	31-Mar-02
OPERATING ACTIVATES:
Net Income	$64	$147
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	52	50
Provision for Credit Losses	—	22
Net Change in Other Assets and Liabilities	(15)	(306)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	101	(87)

INVESTING ACTIVATES:
Purchase of Investment Securities	(5,500)	(2,000)
Sale and Maturity of Investment Securities	2,555	1,356
Net Decrease in CDs with other banks	—	—
Net Change in FRB and FHLB Stock	(7)	(54)
Net Increases in Loans	1,989	(1,665)
Purchase of Equipment	(26)	(23)
NET CASH USED BY INVESTING ACTIVITIES	(989)	(2,386)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	(409)	3,244
Net Increase (Decrease) in Other Borrowings	(1,000)	1,630
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,409)	4,874

NET INCREASE IN CASH AND CASH EQUIVALENTS	(2,297)	2,401

Cash and Cash Equivalents at Beginning of Period	15,319	2,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,022	$4,927

The accompanying notes are an integral part of this consolidated financial statement.

Mission Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Management Representations

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Form 10-KSB filed on March 30, 2003.

The consolidated financial statements include accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank, N.A. and its subsidiary Mission Community Development Corporation.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Note 2 – Stock Based Compensation

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

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the first three months of 2003, the Company reported net income of $64,000 compared to $147,000, a decrease of 130% for the same three-month period in 2002.  The following chart reflect the comparative ROA, ROE, and Per Share income for the three months ended March 31, 2003 and 2002 and for the December 31, 2002.

(income annualized for comparision purposes)

	31-Mar-03	31-Dec-02	31-Mar-02
Return on Average Assets	0.26%	0.80%	0.70%
Return on Average Equity	3.21%	10.60%	8.54%

Per Share
Income Per Share - Basic	$0.09	$1.07	$0.21
Income Per Share - Diluted	$0.09	$1.05	$0.21

The comparative decrease in net income for the three months ending March 31, 2003 compared to 2002 is attributed to: 1) a decline in net interest income (spread) due primarily to a shifting in earning assets, 2) an increase in operating expenses including the new Nipomo branch which opened in August 2002, and 3) a general drop in both loan and deposit activity from December 31, 2002 due to the slowing of the national and local economies at a time when the Bank has increased its overhead and branch network in preparation for future growth.

Net Interest Income

For the comparative three month periods ending March 31, 2003 and 2002, the prime rate decreased 50 basis points. However, the impact from the lowest rates in over 40 years combined with struggles in both the national and California economies have combined to have a material impact on the Bank’s growth and income.  The following tables show the trends for earning assets, deposits and borrowings, and yields/costs; interest income; and the loan-to-deposit ratios:

(dollars in thousands)	31-Mar-03	31-Dec-02	31-Mar-02
Average Earning Assets	89,865.0	83,902	77,503
Average Deposits and Borrowings	88,433.0	81,371	75,099
Yield on Earning Assets	5.94%	6.64%	6.81%
Cost of Deposits	1.49%	2.13%	2.26%
Spread	4.45%	4.52%	4.55%
Yield on Earning Assets:
Time Deposits in Other Banks	3.33%	3.43%	3.32%
Investment Securities	4.03%	5.51%	6.29%
Federal Funds Sold	1.16%	1.51%	1.49%
Loans	7.27%	7.47%	7.24%
Total	5.94%	6.64%	6.81%

Ratio of Average Loans to Average Deposits and Borrowings	71.11%	77.70%	80.61%

The Bank has generally been able to match decreases in deposit rates with lowering yields on earnings assets with only a small decrease in spread.  The review of the loan to deposit (and borrowing) ratio reflects a material shift in loan activity.  Combined with the drop in yield on the investment portfolio and Federal Funds Sold, the lower rates and shift in the structure from loans to Federal Funds Sold have had a substantial impact on interest income for the comparative periods.   On an estimated basis, had the loan to deposit ratio for the first quarter of 2003 been 80% rather than 71.1%, additional net income would have been $110,000 for the quarter (with a transfer in Federal Funds from a quarterly average of $11 million to $3.8 million).

The reduction in loan volume and comparative reduction in loan interest and fee income is consistent with a slowing of the local economy which correlates to the concerns with the national economy, the California budget deficits, and the war with Iraq.  In addition, there has been a very strong refinance market with a demand for long-term fixed rate financing. The Bank has been reluctant to offer long-term fixed rate loans based on the assumption that the cycle with very low interest rates is at or near its end and that rates will be moving up to more traditional levels over the next few years. During this period of low loan activity, exposure to future interest rate risk, and slow economic conditions, the Bank has elected to forsake short-term growth and has maintained a conservative strategy for pricing deposits and loans.

Forward Looking – the Bank implemented at the start of the second quarter of 2003 a “yield enhancement strategy” to increase investments in short-term securities rather than maintain a continued excessively high level of Federal Funds Sold.  The Bank anticipates that loan activity will increase later this year and that growth will be funded by new deposits generated as part of “relationship” bank and incremental increases in deposit rates.

Allowance for Loan Losses

During the first quarter of 2003, the only change in the Allowance for Loan Losses (ALL) was from a recovery on a loan that was previously charged off.  In the first quarter of 2002, the Bank had a $22,000 Provision Expense and a small charge off.  The following table reviews the changes in the ALL and the ratio of the ALL to Gross Loans for the comparative periods (dollars in thousands):

	31-Mar-03	31-Dec-02	31-Mar-02
Beginning Allowance	$744	$635	$635
Provision for Loan Losses	—	132	22
Recoveries of Loans Charged Off	4	33	—
	748	800	657
Loan Charge Offs	—	(56)	(1)
Allowance at End of Period	$748	$744	$656

Allowance as% of Gross Loans	1.18%	1.14%	1.06%

Gross Loans	$63,198	$65,187	$62,127

The Bank has increased the ALL by percentage and by amount consistent with its quarterly review of the overall quality assessment of the loan portfolio and general economic trends in the local market.  Management foresees the need to continue to build the ALL as gross loans increase and to allow for other factors that are included in its quarterly assessment including but not limited to asset quality, current economic conditions, and economic forecasts.

Management also considers the percentage of the ALL to Gross Loans on a peer group comparison.  As of December 31, 2002, a peer group of banks (FDIC - Uniform Bank Performance Report) suggest an average percentage of 1.27%.  This peer group includes banks on a national level, and Management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Based on its quarterly review and audit reviews of the portfolio, Management believes that the Allowance as of March 31, 2003 is adequate to cover future losses.

Non-interest Income

Non-interest Income represents services charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.   The following table shows the major components of Noninterest Income (dollars in thousand – December 2002 represents fourth quarter data only):

	31-Mar-03	31-Dec-02	31-Mar-02
BEA income	$45	$45	$45
Gain on Sale of SBA Loans	60	122	69
Loan Servicing Income	51	52	32
Other fees and charges	52	136	61
Total Non-interest income	$208	$355	$207

BEA income represents the three-year amortization of a portion of the Bank Enterprise Award the bank received in 2001 from the U.S. Department of Treasury for its community development activities.  This income will continue to accrue at a constant rate until June 2004.  The Bank derives a material portion of its net income from the sale of SBA guaranteed loans.  This income tends to be nonlinear and can fluctuate between months and quarters depending on the volume of loans made and the volume sold.   Traditionally, the sale income is slow during the first quarter of the year.  Loan servicing income has become an important source of fee income and has increased over the past year by 60% and is expected to continue to increase as the serviced loan portfolio grows.  In the last quarter of 2002, the Bank earned a large fee for brokering a loan to another financial institution.   While infrequent, the Bank anticipates doing other similar transaction during 2003.  The Bank has experienced a small drop in fee income from Merchant Cards and from ATM as expenses increased at rate slower than can be absorbed by volume increases.  The Bank offers Merchant Cards and ATM to its customers as a convenience but does not have high volumes of merchants or ATMs.  The Bank pays for its customers to use “foreign” ATMs which offsets, for the most part, interchange fees that it collects.

The Bank is not fee based and many of its deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future.  In the first quarter of 2003, the Bank implemented Internet based banking and bill pay, and will be charging a nominal fee for this service.

Noninterest Expense

Noninterest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Noninterest expense for the quarter ended March 31, 2003 totaled $1,102,000 compared to $859,000 for the same period in 2002. The increase is due to a number of factors including staff increases, the addition of one new de novo branch and the conversion of a loan production office to a full service branch, a general increase in operating expenses as the Bank increased its overall asset size, and specific new administrative positions.

The following table provides details for major expense areas (dollars in thousands – December 2002 represents fourth quarter data only):

	31-Mar-03	31-Dec-02	31-Mar-02
Salaries and Benefits	$604	$561	$448
Occupancy	130	141	107
Marketing and Advertising	29	36	41
Data Processing	68	74	63
Other Expenses	271	231	200
	—	—	—
Total Non-Interest Expense	$1,102	$1,043	$859

Nipomo branch was opened in August 2002.  For the quarter ended March 31, 2003, operational expenses for this branch totaled $62,000.  The Arroyo Grande branch, which was converted to full service from a loan production office in June 2002, had increased operating expenses of $20,000 for the first quarter of 2003 compared to the first quarter of 2002.

Other material expenses that increase during the first quarter of 2003, include directors fees and training ($8,400 increase for 2003 compared to the first quarter of 2002), loan documentation fees which increased by approximately $9,000 (this function was outsourced in mid-2002).

The bank has negotiated and signed new five-year data processing contracts for core processing and item processing and will have some cost reductions based on the new contracts with savings of approximately $6,000 per quarter.  This reduction will change based on volume increase but still represents a measurable savings.

In addition to the new branch staff, the Bank added staff in the past 12 months in accounting, credit administration, and human resources. These staff increases are consistent with efforts to further improve the Bank’s overall risk management.  Based on staffing additions and the 2002 expansion of the Bank’s branch network, the Bank is positioned to expand its overall loan and deposit activity in the coming months without any material increase in operating expenses.  At present asset and deposit levels, the Bank’s branches in Arroyo Grande and Nipomo are still under utilized.

Balance Sheet Analysis

The following table shows comparative growth trends or decreases for assets, earning assets, loans, deposits and short-term borrowing (dollar changes are in thousands all percentages have been annualized – December 2002 is growth for the full year):

	31-Mar-03		31-Dec-02		31-Mar-02
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Total Assets	(1,335)	-5.39%	19,117	23.93%	5,068	25.37%
Earning Assets	(1,626)	-7.02%	18,183	24.40%	4,466	23.97%
Loans	(1,989)	-12.20%	4,725	7.81%	1,665	11.02%
Deposits	(409)	-1.87%	15,821	22.07%	3,244	18.10%
Short Term Borrowings	(1,000)	-160.00%	2,080	495.24%	1,630	1552.38%

The Balance Sheet as of the end of the first quarter of 2003 has decreased by 5.39% or $1.3 million compared to the end of the year.  This decrease is consistent with a general slowing of the local economy in reaction to the stagnation of the National economy, the California “budget crisis”, and historically low interest rates.

On a forward looking basis, management expects to see a resumption of growth in the second quarter of 2003 and slower but steady growth for the balance of 2003.  It does not expect to continue the pace of annualized growth over 20%.  The Bank continues to focus on SBA lending and increasing loan totals and total investment yields, but management does not intend to implement a short-term yield strategy with the probability of longer term interest rate risk.  The Bank has reduced its borrowings from the Federal Home Loan Bank of San Francisco and expects to continue to carefully monitor deposits costs versus funding needs.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	31-Mar-03	31-Dec-02	31-Mar-02
Past due 90 days or more and still accruing	$—	$—	$—
Loans on nonaccrual	121	—	1,054
Total nonperforming loans	$121	$—	$1,054

Nonperforming loans as a percent of total loans	0.19%	0.00%	1.70%

Allowance as a percent of nonperforming loans	618.18%	0.00%	62.24%

SBA guaranteed portion of nonperforming loans	$74	$—	$786

The Bank’s overall credit quality has improved over the past year due to changes that were made to strengthen credit administration.   The Bank has not had any Other Real Estate Owned.

Short Term Borrowings

The Bank has borrowed from and expects to continue to have borrowings from the Federal Home Loan Bank of San Francisco.   As of March 31, 2003, loans from the FHLB totaled $1.5 million, a reduction of $1 million from year end.  The Company had no outstanding debt as of March 31, 2003 compared to $54,000 as of March 31, 2002.

Capital Ratios

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of March 31, 2003 were:

	Required Ratio	31-Mar-03	31-Dec-02	31-Mar-02
Tier 1 leverage ratio	5%	8.13%	7.90%	8.30%
Tier 2 risk-based capital ratio	6%	10.80%	10.70%	10.60%
Total risk based capital ratio	10%	11.81%	11.70%	11.60%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized” as shown above as the Required Ratio.

Liquidity

The Bank has strong liquidity with the loan-to-deposit ratio of 71% currently well under the desired target of approximately 80%.  The Bank also has adequate capital to increase assets and especially to support an increase in loan volume.  Funding for asset/loan growth will come from new deposits or other borrowings with positive interest spreads.

The Company has a line of credit from a correspondent bank to meet an of its shorter time liquidity needs.

Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties — Inflation

San Luis Obispo County continues to have the lowest unemployment of any county in California. As of April 2003, unemployment in San Luis Obispo County was 3.3 percent, down from 3.5 percent in March 2003. Unemployment in California remained unchanged at 6.7 percent in April.  The County is fortunate to have a balanced local economy with services, agriculture, local government, and education (Cal Poly and Cuesta College) and no specific concentrations in a single economic sector like high technology.  While not immune to recession, the County has not experienced any drop in real estate values and construction loan activity remains high. A sizable portion of San Luis Obispo County’s population is retired. Local government employment could be impacted because of potential funding cuts from the state, but no specific reductions have been announced.

Forward Looking

The Bank expects to see positive but slower growth during 2003 and is positioned to handle this growth with no material changes in operating overhead.   Beginning in 2003, it has started to offer mortgage lending through a financial intermediary, has established relationships with other financial institutions to meet loans that exceed its legal lending limit or loan criteria, and introduced Internet Banking.

Item 3.    Controls and Procedures

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

No material changes have been made in internal controls during the past quarter.  The Board of Directors has formed a new Information Technology Committee to which has assumed oversight responsibly for the Bank’s information technology activities.  This was previously done by the Board Audit Committee of the Bank and recognizes the need for technical focus in risk associate with automated systems, the Internet, and information security.

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

99.2         Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                                 Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP

Date: May 14, 2003

/s/ Anita M. Robinson

Anita M. Robinson
President and Chief Executive Officer

Date: May 14, 2003

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
OF CHIEF EXECUTIVE OFFICER

I, Anita M. Robinson, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-QSB of Mission Community Bancorp (the “Company”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.

The Company ‘s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

(a)

Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	(b)	Evaluated the effectiveness of the Company ‘s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company ‘s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company ‘s auditors and the audit committee of the Company ‘s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Company ‘s ability to record, process, summarize and report financial data and have identified for the Company ‘s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company ‘s internal controls; and

6.

The Company ‘s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ Anita M. Robinson
Anita M. Robinson
Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302 CERTIFICATION
OF CHIEF FINANCIAL OFFICER

I, William C. Demmin, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mission Community Bancorp (the “Company”);

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

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

	(c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the Bank’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

	(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company ‘s internal controls; and

6.

The Company ‘s other certifying officer and I have indicated in this quarterly report whether or note there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ William C. Demmin
William C. Demmin
Chief Financial Officer