Form 10QSB
period 2003-06-30
MISSION COMMUNITY BANCORP
filed 2003-08-13
CIK 1129920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒        Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

On July 31, 2003, there were 630,166 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

June 30, 2003

PART I

ITEM 1.                             FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited — Dollar Amounts in Thousands)

	30-Jun-03	31-Dec-02
ASSETS:
Cash and Due From Banks	$3,918	$3,024
Federal Funds Sold	2,140	12,295
TOTAL CASH AND CASH EQUIVALENTS	6,058	15,319

Interest - Bearing Deposits Other Banks	3,000	3,000
Investment Securities Net	16,606	11,891
Federal Reserve Bank Stock and Other Stock, at Cost	347	338
Loans	66,731	65,187
Allowance for Loan Losses	(772)	(744)
NET LOANS	65,959	64,443

Property, Premises, and Equipment	2,490	2,488
Other Assets	1,651	1,529

TOTAL ASSETS	$96,111	$99,008

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-Bearing Deposits	$16,742	$15,005
Interest Bearing Deposits	68,710	72,500
TOTAL DEPOSITS	85,452	87,505

Short-term Borrowings	1,515	2,500
Other Liabilities	1,053	1,053
TOTAL LIABILITIES	88,020	91,058

SHAREHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Preferred Stock Class C	500	500
Common Stock	6,273	6,273
Unrealized Appreciation Available-for-Sale Securities	37	64
Retained Earnings	697	529

TOTAL SHAREHOLDERS’ EQUITY	8,091	7,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,111	$99,008

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited - Dollar Amounts in Thousands)

	For the 3 Months Ended 30-Jun		For the 6 Months Ended 30-Jun
	2003	2002	2003	2002
NET INTEREST INCOME
Interest Income	$1,303	$1,398	$2,638	$2,718
Interest Expense	307	422	636	847
NET INTEREST INCOME	996	976	2,002	1,871

Provision for Loan Losses	25	55	25	77

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	971	921	1,977	1,794

OPERATING INCOME AND EXPENSE
Noninterest Income	334	253	542	460
Noninterest Expense	1,118	862	2,220	1,721

INCOME BEFORE TAXES	187	312	299	533
Income Tax	82	126	130	200

NET INCOME	$105	$186	$169	$333

Per Share Data:
Net Income Per Share - Basic	$0.15	$0.27	$0.24	$0.48
Weighted Average Shares Used in Computation (actual)	701,671	700,566	701,671	700,566
Net Income Per Share - Diluted	$0.14	$0.26	$0.23	$0.47
Weighted Average Shares Used in Computation (actual)	735,414	708,386	735,414	708,386

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of Changes of Shareholders’ Equity

(Unaudited – Dollar Amounts in Thousands - Shares Actual)

	Preferred	Common Stock		Comprehensive	Retained Earnings	Accumulated Comprehensive
	Stock	Shares	Amount	Income	(Deficit)	Income	Total
Balance at January 1, 2002	$584	630,066	$6,272		$(153)	$71	$6,774

Issuance of Preferred Stock Series C	500						500

Exercise of Stock Option		100	1				1

Dividends Paid					(70)		(70)

Total Comprehensive Income:
Net Income				$752	752		752

Net Unrealized Appreciation on Available-for-Sale Securities				(7)		(7)	(7)

Total Comprehensive Income				$745

Balance, December 31, 2002	1,084	630,166	6,273		$529	$64	$7,950

Comprehensive Income:
Net Income				$168	168		168

Net Unrealized Appreciation on Available-for-Sale Securities				(27)		(27)	(27)

Total Comprehensive Income				$141

Balance, June 30, 2003	$1,084	630,166	$6,273		$697	$37	$8,091

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited — Dollar Amounts in Thousands)

	For the Six Months Ended
	30-Jun-03	30-Jun-02
OPERATING ACTIVITIES:
Net Income	$169	$333
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	102	101
Provision for Credit Losses	25	77
Net Change in Other Assets and Liabilities	(215)	162
NET CASH PROVIDED BY OPERATING ACTIVITIES	81	673

INVESTING ACTIVITIES:
Purchase of Investment Securities	(13,500)	(2,000)
Sale and Maturity of Investment Securities	8,852	1,660
Net Decrease in CDs with other banks	—	9
Net Change in FRB and FHLB Stock	(9)	(87)
Net Increases in Loans	(1,544)	(4,174)
Purchase of Equipment	(103)	(128)
NET CASH USED BY INVESTING ACTIVITIES	(6,304)	(4,720)

FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	(2,053)	6,851
Net Increase (Decrease) in Other Borrowings	(985)	1,640
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(3,038)	8,491

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,261)	4,444

Cash and Cash Equivalents at Beginning of Period	15,319	2,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,058	$6,970

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three- and six-month periods ended June 30, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	3 months ended		3 months ended
(dollars in thousands)	30-Jun-03	30-Jun-02	30-Jun-03	30-Jun-02
Net Income
As Reported	105	186	169	333
Stock-Based Compensation using the Intrinsic Value Method	0	0	0	0
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(11)	(9)	(22)	(19)

Pro Forma	94	177	147	314

Basic Income Per Share:
As Reported	0.15	0.27	0.24	0.48
Pro Forma	0.13	0.25	0.21	0.45

Diluted Income Per Share:
As Reported	0.14	0.26	0.23	0.47
Pro Forma	0.13	0.25	0.20	0.44

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

The six months ending June 30, 2003, the Company reported net income of $169,000 compared to $333,000 for the same period in 2002 (decrease of $164,000 or 49%).  Bank income for the period was $186,000, and Company, which is inactive except as a holding company for the Bank, had expenses for legal and other shareholder costs totaling $17,000.

Net income increased in the second quarter of 2003 compared to the first quarter by $41,000 or a 64% increase.  Net income in 2003 has been lower in both the first and second quarters of the fiscal year compared to the prior year due to: 1) expenses associated with the Nipomo branch which was opened in July 2002 and which has yet to reach breakeven; 2) a slowdown in asset growth compounded by changes (historic decreases) in interest rates; 3) lower than anticipated sales of SBA loans; and 4) lower than expected income from loan broker fees.

The following chart reflects a comparative ROA and Per Share income for the three- and six- months ended June 30, 2003 and 2002.

	3 months ended		6 months ended
(income annualized for comparision purposes)	Jun-03	Jun-02	Jun-03	Jun-02
Return on Average Assets	0.43%	0.86%	0.35%	0.79%

Per Share
Income Per Share - Basic	$0.15	$0.27	$0.24	$0.48
Income Per Share - Diluted	$0.14	$0.26	$0.23	$0.47

Forward Looking - based on an internal analysis of expected loan activity, an apparent bottoming of interest rates, projected sales of previously committed and/or funded SBA loans, and a resumption in growth in earning assets, management believes that net income should increase in both the third and fourth quarters. However, no assurance can be given that these expectations will be achieved.

Net Interest Income

The following tables show the trends for earning assets, deposits and borrowings, and yields/costs; interest income; and the loan-to-deposit ratios:

	3 months ended		6 months ended
(dollars in thousands)	Jun-03	Jun-02	Jun-03	Jun-02
Average Earning Assets	90,007	79,618	90,391	78,747
Average Deposits and Borrowings	87,879	77,496	88,155	76,304
Yield on Earning Assets	5.79%	7.02%	5.84%	6.90%
Cost of Deposits	1.40%	2.18%	1.44%	2.22%
Spread	4.39%	4.85%	4.39%	4.68%

Loan to Deposit ratio (period end)	78.09%	82.30%	78.09%	82.30%

During the past three and six months, loan totals and total assets have increased compared to the same periods the prior year but have remained static or marginally declined compared to the end of the year.  This slow growth is consistent with some modest slowing in the local economy, very strong competition for loans, a high volume of loan refinancing to obtain lower rates, and a reluctance by the Bank to commit to long term fixed rate loans.

Changes in interest rates with the lowest rates for mortgage loans, prime rate, and federal funds sold have compressed the Bank’s spread and net income for both the three and six month comparative periods.

Forward Looking – starting in July 2003, the Bank has seen increases in deposit activity and growth in total assets and the loan pipeline, and booked but undisbursed loans are increasing at a pace consistent with management’s expectation of a resumption of growth in the third and fourth quarters.  Management has consistently maintained an asset sensitive interest rate position whereby assets will reprice faster than liabilities in anticipation of an end of the interest rate decreases and an expectation of a shift to higher rates over the next 12 months and beyond.

Allowance for Loan Losses

The following table reviews the changes in the ALL and the ratio of the ALL to Gross Loans for the comparative periods:

	3 months ended		6 months ended
(dollars in thousands)	Jun-03	Jun-02	Jun-03	Jun-02
Beginning Allowance	748	656	744	635
Provision for Loan Losses	25	55	25	77
Net Recovery (Charged off) Loans	(1)	(23)	3	(24)
Allowance at End of Period	772	688	772	688

Allowance as % of Gross Loans	1.157%	1.064%	1.157%	1.064%

Gross Loans	66,731	64,636	66,731	64,636

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

Management also considers the percentage of the ALL to Gross Loans on a peer group comparison.  As of March 30, 2003, a peer group of banks (FDIC - Uniform Bank Performance Report) suggest an average percentage of 1.31%.  The Bank was at the 42 percentile compared to peers. This peer group includes banks on a national level, and Management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Forward Looking — based on its quarterly review and audit reviews of the portfolio, Management believes that the Allowance as of June 30, 2003 is adequate to cover future losses.  During July 2003, the Bank recorded a loan loss of approximately $29,000 and a recovery of approximately $49,000 from a loan that had been charged off in 2002.

Non-interest Income

Non-interest Income represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans and loan servicing.   The following table shows the major components of Noninterest Income:

	3 months ended		6 months ended
(dollars in thousands)	Jun-03	Jun-02	Jun-03	Jun-02
BEA income	45	44	90	89
Gain on Sale of SBA Loans	100	110	160	179
Loan Servicing Income	76	34	130	63
Other fees and charges	113	65	162	129
Total Non-interest income	334	253	542	460

BEA income represents the three-year amortization of a portion of the Bank Enterprise Award the bank received in 2001 from the U.S. Department of Treasury for its community development activities.  This income will continue to accrue at a constant rate until June 2004.

The gain on sale of SBA loans represents a material percent of the Bank’s fee income. During 2003 this sale income has been lower than expected and marginally lower than the same comparative periods in 2002.  This lower income is the result of limits placed by the US government on the size of SBA loans at the start of the year (limit has since been increased) resulting in smaller loans, increased competition for fewer SBA loans due to economic slow downs and a number of SBA construction loans that have been booked but not been fully disbursed (only loans that have been fully disbursed can be sold).

The Bank continues to increase the volume on loans (SBA guaranteed portion and participated loans) that it services and loan servicing income has become an increasingly important component of fee income.  As of June 30, 2003, the Bank services approximately $26 million in loans.

Forward Looking — the Bank has not been fee based on many of its deposit products and services. Beginning in 2003, attention has been given to fees and fee income in an effort to increase income while remaining completive with other local banks.  The Bank expects to incrementally increase income from its deposit services which will increase as the bank grows.

However, the Bank does not intend to adopt aggressive fees and charges for its deposit products and services.

In 2003, the Bank is adding or has added Internet Banking and statement imaging to improve the delivery of information to its customers, to reduce/control operating expenses, and to provide products for fee income.

Noninterest Expense

The following table provides details for major expense areas:

	3 months ended		6 months ended
(dollars in thousand)	Jun-03	Jun-02	Jun-03	Jun-02
Salaries and Benefits	607	436	1,210	884
Occupancy	134	116	288	222
Marketing and Advertising	21	31	51	73
Data Processing	66	71	135	135
Other Expenses	290	208	536	407
Total Non-Interest Expense	1,118	862	2,220	1,721

Staff count (FTE)	45	36	45	36

Nipomo branch was opened for business in August 2002 and started to incur expenses in June 2002.  The Arroyo Grande branch was converted to full service from a loan production office in June 2002.  These 2002 changes are responsible for a majority of the increase salary and the occupancy expense increases that can be seen in the first half of 2003.

Forward Looking – the Bank expects to increase advertising and marketing expenses and to approximately match 2002 levels with expenses that were not taken during the first six months shifted to the second half of the year. For the year, advertising and marketing expenses should be approximately the same total as 2002.

In 2003, the Bank renewed its item processing and data processing contracts with Fiserv at reduced costs and fully depreciated expenses associated with the original and installation costs for these core services.  A percentage of the savings has been used to upgrade many of the internal hardware and software to improve the efficiency of the Bank’s IT systems including new accounts software, teller software, statement imaging, report delivery, Internet Banking, ACH origination, and cash management systems.

Other Expenses that have increased in 2003 compared to 2002 include: 1) professional fees which have increased by $14,000 in 2003 and represent increased costs for compliance, audit and internal controls; 2) supplies have increased in 2003 by $17,000 primarily due to the new branch and LPO conversion; 3) telephone expenses have decreased by $5,800 for the comparative 6 month periods due to a new contract for phone service and consolidation of phone services with one vendor; 4) director fees and training expenses have increased for the comparative 6 month periods due to increased expenses for director training; and loan processing costs increased by $24,000 due to outsourcing documentation preparation.

Forward Looking – operating expenses for the remainder of the year are expected to remain flat as the Bank builds its asset based using existing facilities and staff.

Balance Sheet Analysis

The following table shows comparative growth trends for the six months ending June 30, 2003, June 30, 2002, and as a reference December 31, 2002 for assets, earning assets, loans, deposits and short-term borrowings and provides a basis for discussion of the changes in the balance sheet in 2003:

	30-Jun-03		30-Jun-02		31-Dec-02
(dollars in thousands)	Dollar	Percent	Dollar	Percent	Dollar	Percent
Total Assets	96,111	-2.9%	88,683	13.9%	99,008	27.1%
Earning Assets	88,824	-4.2%	78,662	5.5%	92,711	24.4%
Loans	66,731	2.4%	64,636	6.9%	65,187	7.8%
Deposits	85,452	-2.3%	78,535	9.6%	87,505	22.1%
Short Term Borrowings	1,515	-39.4%	2,060	390.5%	2,500	495.2%

The Bank reached its fifth year anniversary in December 2002 and had consistently grown approximately 25% or more per year since opening in December 1997.  Management had anticipated a slowdown in growth in 2003; however, the slowdown was more pronounced than anticipate due to: 1) the local economy, while not suffering from recession, has slowed; 2) a very high volume of loan refinancing to take advantage of historically low fixed rates; 3) the Bank’s reluctance to finance long term fixed rate loans; and 4) management’s decision not seek deposits that could not be profitably off set with earning assets and/or to change the interest rate risk profile of the Bank from being asset sensitive.

Short Term Borrowings represent borrowings from the FHLB and in June 2003, a small outstanding balance by the Company ($15,000) under a line from a correspondent bank.

Forward Looking – management expects to see resumption in growth during the balance of 2003 and into 2004.  It expects to see increased loan activity and matching deposit growth due to increased focus on business development, a material increase in business activity from the Nipomo branch, and revised loan pricing strategies designed to match competition while managing interest rate risk.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

(dollars in thousands)	Jun-03	Dec-02	Jun-02
Past due 90 days or more and still accruing	1	—	—
Loans on nonaccrual	184	—	952
Total nonperforming loans	185	—	952

Nonperforming loans as a percent of total loans	0.00	0.00%	1.50%

Allowance as a percent of nonperforming loans	420%	0.00%	72.30%

SBA guaranteed portion of nonperforming loans	110	—	737

The Bank’s overall credit quality has improved over the past year due to changes that were made to strengthen credit administration.   The Bank has not had any Other Real Estate Owned.

Forward Looking – in July 2003, the bank charged off loans for one customer that totaled approximately $29,000.  These loans were on non-accrual and in the process of workout at the end of June.   Also in July 2003, the Bank had a loan recovery of approximately $49,000 from a loan that had been charged off in 2002. Overall, management expects asset quality to remain excellent and continues to emphasis prudent underwriting standards.

Capital Ratios

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of June 30, 2003 were:

	Required Ratio	30-Jun-03	31-Dec-02	30-Jun-02
Tier 1 leverage ratio	5%	8.31%	7.90%	8.13%
Tier 2 risk-based capital ratio	6%	10.95%	10.70%	10.80%
Total risk based capital ratio	10%	12.00%	11.70%	11.81%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized” as shown above as the Required Ratio.

Liquidity

The Bank has strong liquidity with a loan-to-deposit ratio of 78% as of June 30, 2003. This is below management’s desired target of approximately 80%.  As of December 31, 2002 and June 30, 2002, the ratio was 74% and 83%, respectively.

The Bank also has adequate capital to increase assets and especially to support an increase in loan volume.  Funding for asset/loan growth will come from new deposits or other borrowings with positive interest spreads.

The Company has a line of credit from a correspondent bank to meet its short-time liquidity needs should short-term loan demand exceed cash liquidity or the Bank’s short-term ability to obtain new deposits.

Management is not aware of any future changes that would significantly impair liquidity.  During the normal flow of business, the Bank has committed but unfunded loan commitments.  As of June 30, 2003, these commitments totaled approximately $14 million.  As of June 20, 2002, the unfunded commitments totaled $18 million.

Forward Looking – management is currently reviewing capital strategies as part of its annual strategic planning process.  No determination has been made if or when the Company will seek new capital nor has any desired target amount been established.

Economic Uncertainties — Inflation

According to the San Luis Obispo Tribune, San Luis Obispo County retained the best unemployment rate in the state during May 2003 based on figures released by the California Economic Development Department. The county’s jobless rate was 2.9 percent, compared with 3.3 percent in April. The unemployment rate for May 2002 was 2.6 percent, also the lowest rate in the state. California’s unemployment rate dipped to 6.6 percent in May, a slight decrease from the previous month’s revised 6.8 percent

The local economy continues to show modest growth and consistency.  It is expected that the recently approved state’s budget will have some negative impact on funding to the county, but the impact is not expected to be as severe as previously feared.

Forward Looking

The Bank expects to see positive but slower growth during the remainder of 2003 and is positioned to handle this growth with no material changes in operating overhead.   The Bank has applied to the California Department of Financial Institutions for state charter. If approved, the change from a national charter will materially increase the Bank’s legal lending limit for loans secured by first trust deeds on real property.  The Bank is currently limited to 15% of capital and reserves; under a state charter, this would increase to 25%.  There are no other material differences between charters and the cost of conversion is estimated to be less than $20,000.

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

No material changes have been made in internal controls during the past quarter.  However, the Bank has increased its budget and expenses for internal control reviews and internal auditing.  It has also made minor staffing changes to improve internal controls.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at the Company’s Annual Meeting of Shareholders which was held on May 27, 2003:

Election of Directors – Election of the following nine persons to the Board of Directors to serve until the 2004 Annual Meeting of Shareholders and until their successors are elected and have qualified:

Bruce M. Breault	Anita M. Robinson
Roxanne M. Carr	Robin L. Rossi
Karla S. Cool	Gary E. Stemper
William B. Coy	Karl F. Wittstrom
Erol F. Giray

	Shares	Percent
Authority Given	449,296	71.1%
Authority Withheld	0	0.0%
Abstained	0	0.0%

ITEM 5.                                                     OTHER INFORMATION

Not applicable

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

2.1                                 Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)

3.1                                 Articles of Incorporation (A)

3.2                                 Bylaws (A)

4.1                                 Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock (A)

4.2                                 Certificate of Determination for Series B Non-Voting Preferred Stock (A)

4.3                                 Certificate of Determination for Series C Preferred Stock (B)

10.1                           Purchase and Sale Agreement and Lease dated January, 1997, as amended (A)

10.2                           Financial Facilities Purchase Agreement (A)

10.3                           Employment Contract - Ms. Robinson (A)

10.4                           Lease Agreement - Paso Robles (A)

10.5                           Lease Agreement - San Luis Obispo (A)

10.6                           Lease Agreement - Arroyo Grande (A)

10.7                           1998 Stock Option Plan (A)

10.8                           Lease Agreement – 569 Higuera Street, San Luis Obispo, CA (B)

10.9                           Lease Agreement – 671 Tefft Street, Nipomo, CA (B)

10.10                     Employment Contract – Ms. Robinson

(A)              Included in Form 10-KSB filed on March 28, 2002

(B)                Included in Form 10-QSB filed on June 12, 2002

31.1         Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2         Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1         Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2         Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)                                 Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP

Date: August 14, 2003

/s/ Anita M. Robinson
Anita M. Robinson
President and Chief Executive Officer

Date: August 14, 2003

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer