Form 10QSB
period 2003-09-30
MISSION COMMUNITY BANCORP
filed 2003-11-12
CIK 1129920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

On October 30, 2003, there were 630,166 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

September 30, 2003

PART I

ITEM 1.     FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited — Dollar Amounts in Thousands)

	30-Sep-03	31-Dec-02
ASSETS:
Cash and Due From Banks	$6,339	$3,024
Federal Funds Sold	10,930	12,295
TOTAL CASH AND CASH EQUIVALENTS	17,269	15,319

Interest - Bearing Deposits Other Banks	3,000	3,000
Investment Securities Net	17,214	11,891
Federal Reserve Bank Stock and Other Stock, at Cost	348	338
Loans	63,909	65,187
Allowance for Loan Losses	(762)	(744)
NET LOANS	63,147	64,443

Property, Premises, and Equipment	2,470	2,488
Other Assets	1,757	1,529

TOTAL ASSETS	$105,205	$99,008

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-Bearing Deposits	$17,140	$15,005
Interest Bearing Deposits	77,271	72,500
TOTAL DEPOSITS	94,411	87,505

Short-term Borrowings	1,515	2,500
Other Liabilities	1,028	1,053
TOTAL LIABILITIES	96,954	91,058

SHAREHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Preferred Stock Class C	500	500
Common Stock	6,273	6,273
Unrealized Appreciation Available-for-Sale Securities	24	64
Retained Earnings	870	529

TOTAL SHAREHOLDERS’ EQUITY	8,251	7,950

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$105,205	$99,008

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Income
(Unaudited - Dollar Amounts in Thousands)

	For the 3 Months Ended 30-Sep		For the 9 Months Ended 30-Sep
	2003	2002	2003	2002
NET INTEREST INCOME
Interest Income	$1,383	$1,403	$4,021	$4,121
Interest Expense	308	454	944	1,301
NET INTEREST INCOME	1,075	949	3,077	2,820

Provision for Loan Losses	20	35	45	112

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,055	914	3,032	2,708

OPERATING INCOME AND EXPENSE
Noninterest Income	314	523	856	983
Noninterest Expense	1,075	1,022	3,295	2,743

INCOME BEFORE TAXES	294	415	593	948
Income Tax	122	180	252	380

NET INCOME	$172	$235	$341	$568

Per Share Data:
Net Income Per Share - Basic	$0.25	$0.34	$0.49	$0.81
Weighted Average Shares Used in Computation (actual)	701,671	700,566	701,671	700,566
Net Income Per Share - Diluted	$0.23	$0.33	$0.47	$0.80
Weighted Average Shares Used in Computation (actual)	747,140	717,329	732,938	710,444

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of  Changes of Shareholders’ Equity
(Unaudited — Dollar Amounts in Thousands  - Shares Actual)

	Preferred Stock	Common Stock		Comprehensive Income	Retained Earning (Deficit)	Accumulated Comprehensive Income	Total
		Shares	Amount
Balance at January 1, 2002	$584	630,066	$6,272		$(153)	$71	$6,774

Issuance of Preferred Stock Series C	500						500

Exercise of Stock Option		100	1				1

Dividends Paid					(70)		(70)

Income:
Net Income				$752	752		752

Net Unrealized Appreciation on Available-for-Sale Securities				(7)		(7)	(7)

Total Comprehensive Income				$745

Balance, December 31, 2002	1,084	630,166	6,273		$529	$64	$7,950

Comprehensive Income:
Net Income				$341	341		341

Net Unrealized Appreciation on Available-for-Sale Securities				(40)		(40)	(40)

Total Comprehensive Income				$301

Balance, Sep 30, 2003	$1,084	630,166	$6,273		$870	$24	$8,251

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited — Dollar Amounts in Thousands)

	For the Nine Months Ended
	30-Sep-03	30-Sep-02
OPERATING ACTIVITIES:
Net Income	$341	$568
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	154	156
Provision for Credit Losses	45	112
Net Change in Other Assets and Liabilities	(203)	(185)
NET CASH PROVIDED BY OPERATING ACTIVITIES	337	651

INVESTING ACTIVITIES:
Purchase of Investment Securities	(18,075)	(6,055)
Sale and Maturity of Investment Securities	12,637	5,689
Net Decrease in CDs with other banks	—	9
Net Change in FRB and FHLB Stock	(10)	(89)
Net (Increases) Decrease in Loans	1,278	(4,027)
Purchase of Equipment	(138)	(247)
NET CASH USED BY INVESTING ACTIVITIES	(4,308)	(4,720)

FINANCING ACTIVITIES:
Net Increase (Decrease) in Deposits	6,906	13,920
Net Increase (Decrease) in Other Borrowings	(985)	1,170
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,921	15,090

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,950	11,021

Cash and Cash Equivalents at Beginning of Period	15,319	2,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,269	$13,547

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three- and nine-month periods ended September 30, 2003 and 2002, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate”, “believe”, “estimate”, “may”, “intend”, and “expect”. Although management believe that the expectations reflected in such foreword-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	3 months ended		9 months ended
(dollars in thousands)	30-Sep-03	30-Sep-02	30-Sep-03	30-Sep-02
Net Income
As Reported	172	235	341	568
Stock-Based Compensation using the Intrinsic Value Method	0	0	0	0
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(11)	(9)	(33)	(28)

Pro Forma	161	226	308	540

Basic Income Per Share:
As Reported	$0.25	$0.34	$0.49	$0.81
Pro Forma	$0.23	$0.32	$0.44	$0.77

Diluted Income Per Share:
As Reported	$0.23	$0.33	$0.47	$0.80
Pro Forma	$0.22	$0.32	$0.42	$0.76

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

The nine months ending September 30, 2003, the Company reported net income of $341,000 compared to $568,000 for the same period in 2002 (decrease of $227,000 or 40%).  Bank income for the period was $360,000, and Company, which is inactive except as a holding company for the Bank, had expenses for legal and other shareholder costs totaling $19,000.

Net income in the first three quarters of 2003, while increasing on a quarter to quarter basis, has consistently been lower than the same quarters in 2003 as reflected in the following chart:

Quarterly income (dollars in thousands)

	1st	2nd	3rd	YTD
2003	64	105	172	341
2002	147	186	235	568
Variance	-83	-81	-63	-227

Net income in 2003 was lower in both the first and second quarters due to: 1) expenses associated with the Nipomo branch which was opened in July 2002 and which has yet to reach breakeven; 2) a slowdown in asset growth compounded by changes (historic decreases) in interest rates; 3) lower than anticipated sales of SBA loans; and 4) lower than expected income from loan broker fees.  These changes from 2003 compared to 2002 have continued into the third quarter with the net difference between quarters starting to shrink in the third quarter and as the new branches began to grow.

The following chart reflects a comparative ROA and Per Share income for the three- and nine- months ended September 30, 2003 and 2002.

	3 months ended		9 months ended
	Sep-03	Sep-02	Sep-03	Sep-02
Return on Average Assets	0.67%	1.02%	0.69%	0.87%

Per Share
Income Per Share - Basic	$0.25	$0.34	$0.49	$0.81
Income Per Share - Diluted	$0.23	$0.33	$0.47	$0.80

Forward Looking - based on an internal analysis of expected loan activity, an apparent bottoming of interest rates, projected sales of previously committed and/or funded SBA loans, and a resumption in growth in earning assets, management believes that net income should increase in the fourth quarter. However, no assurance can be given that these expectations will be achieved.

Net Interest Income

The following tables show the trends for earning assets, deposits and borrowings, and yields/costs; interest income; and the loan-to-deposit ratios:

	3 months ended		9 months ended
(dollars in thousands)	Sep-03	Sep-02	Sep-03	Sep-02
Average Earning Assets	95,093	88,474	91,951	83,839
Average Deposits and Borrowings	92,964	83,010	89,776	78,564
Yield on Earning Assets	5.82%	6.34%	5.83%	6.55%
Cost of Deposits	1.33%	2.19%	1.40%	2.21%
Spread	4.49%	4.15%	4.43%	4.34%

Loan to Deposit ratio (period end)	67.69%	75.33%	67.69%	75.33%

During the past three months, the Bank has seen a resumption in growth of deposits and a material increase in loan activity consistent with management’s anticipation of a stronger last quarter of the year.  During 2003, the Bank has consistently been reluctant to meet competition for fixed rate long term loans.  This resulted in a material volume of loan payoffs (refinancing at historic low rates) which exceeded the Bank’s volume of new loan activity.  The comparative loan to deposits ratios shows the relative drop in loan activity.

Changes in interest rates with the recent historic low rates for mortgage loans, prime rate, and federal funds sold have lowered the Bank’s yield on earning assets, but a steady drop in the cost of deposits as older higher cost CDs have been replaced with current rate CDs has also allowed the Bank to lower its cost of funds and generally maintain its interest spread.

Forward Looking –  the Bank began to see an increase in deposit activity, growth in total assets, and the loan pipeline starting in July 2003 with booked, but unfunded, loans showing positive growth into the start of the fourth quarter.  Management has consistently maintained an asset sensitive interest rate position whereby assets will reprice faster than liabilities in anticipation of an end of the interest rate decreases and an expectation of a shift to higher rates over the next 12 months and beyond.

Allowance for Loan Losses

The following table reviews the changes in the ALL and the ratio of the ALL to Gross Loans for the comparative periods:

	3 months ended		9 months ended
(dollars in thousands)	Sep-03	Sep-02	Sep-03	Sep-02
Beginning Allowance	772	688	744	635
Provision for Loan Losses	20	35	45	112
Net Recovery (Charged off) Loans	(30)	(8)	(27)	(32)
Allowance at End of Period	762	715	762	715

Allowance as % of Gross Loans	1.19%	1.11%	1.19%	1.11%

Gross Loans	63,909	64,489	63,909	64,489

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

Management also considers the percentage of the ALL to Gross Loans on a peer group comparison.  As of June 30, 2003, a peer group of banks (FDIC - Uniform Bank Performance Report) suggest an average percentage of 1.29%.  The Bank was at the 41st percentile compared to peers. This peer group includes banks on a national level, and Management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Forward Looking — based on its quarterly review and audit reviews of the portfolio, Management believes that the Allowance as of September 30, 2003 is adequate to cover future losses.

Non-Interest Income

Non-Interest Income represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans and loan servicing.   The following table shows the major components of Non-interest Income:

	3 months ended		9 months ended
(dollars in thousands)	Sep-03	Sep-02	Sep-03	Sep-02
BEA income	46	45	136	134
Gain on Sale of SBA Loans	127	331	287	510
Loan Servicing Income	80	58	210	121
Other fees and charges	61	89	223	218
Total Non-interest income	314	523	856	983

BEA income represents the three-year amortization of a portion of the Bank Enterprise Award the bank received in 2001 from the U.S. Department of Treasury for its community development activities.  This income will continue to accrue at a constant rate until June 2004.

The gain on sale of SBA loans represents a material percent of the Bank’s fee income. During 2003 this sale income has been lower than expected and marginally lower than the same comparative periods in 2002.  This lower income is the result of limits placed by the US government on the size of SBA loans at the start of the year (limit has since been increased)

resulting in smaller loans, increased competition for fewer SBA loans due to economic slow downs and a number of SBA construction loans that have been booked but have not been fully disbursed (only loans that have been fully disbursed can be sold).

The Bank continues to increase the volume on loans (SBA guaranteed portion and participated loans) that it services and loan servicing income has become an increasingly important component of fee income.  As of September 30, 2003, the Bank services approximately $26 million in loans.

Forward Looking — the Bank has not been fee based on many of its deposit products and services. In 2003, the Bank added Internet Banking and statement imaging to improve the delivery of information to its customers and to reduce/control operating expenses. The Bank does not expect to see any material increase in fee income as a result of these new services.

Non-Interest Expense

The following table provides details for major expense areas:

	3 months ended		9 months ended
(dollars in thousand)	Sep-03	Sep-02	Sep-03	Sep-02
Salaries and Benefits	582	512	1,792	1,396
Occupancy	122	134	410	356
Marketing and Advertising	28	28	79	106
Data Processing	78	95	213	230
Other Expenses	265	253	801	655
Total Non-Interest Expense	1,075	1,022	3,295	2,743

Staff count (FTE)	46	45	46	45

Nipomo branch was opened for business in August 2002 but started to incur expenses in June 2002.  The Arroyo Grande branch was converted to full service from a loan production office in June 2002.  These 2002 startup expenses for new operations are responsible for a majority of the increased salary expense and the occupancy expense increases that can be seen in the first three quarters of 2003.

Forward Looking – the Bank may to increase advertising and marketing expenses and to approximately match 2002 levels with expenses that were not taken during the first nine months shifted to the final months of the year.

In 2003, the Bank renewed its item processing and data processing contracts at reduced costs and fully depreciated expenses associated with the original and installation costs for these core services.  A percentage of the savings has been used to upgrade many of the internal hardware and software systems to improve the efficiency of the Bank’s IT systems including new accounts software, teller software, statement imaging, report delivery, Internet Banking, ACH origination, and cash management systems. However, the cost savings have exceeded the additional upgrades and improvements.

Other Expenses that have increased in 2003 compared to 2002 include: 1) professional fees which have increased by $31,000 in 2003 and represent increased costs for compliance, audit and internal controls; 2) telephone expenses have decreased by $11,000 for the comparative nine-month periods due to a new contract for phone service and consolidation of phone services with one vendor; 3) director fees and training expenses have increased for the comparative nine-month periods due to increased by $24,000 ; and 4) loan processing costs increased by $27,000 due to outsourcing documentation preparation.

Forward Looking – operating expenses for the remainder of the year and moving into 2004 are expected to remain flat as the Bank builds its asset based using existing facilities and staff.  The Bank does expect to lease approximately 1,000 square feet of additional administration office space beginning December 1, 2003. The space is located on the second floor of the current administration office building.

Balance Sheet Analysis

The following table shows comparative growth trends for the nine months ending September 30, 2003, September 30, 2002, and as a reference December 31, 2002 for assets, earning assets, loans, deposits and short-term borrowings and provides a basis for discussion of the changes in the balance sheet in 2003:

	30-Sep-03		30-Sep-02		31-Dec-02
(dollars in thousands)	Dollar	Percent	Dollar	Percent	Dollar	Percent
Total Assets	105,205	6.3%	95,754	22.9%	99,008	27.1%
Earning Assets	95,401	2.9%	88,287	18.5%	92,711	24.4%
Loans	63,909	-2.0%	64,489	6.7%	65,187	7.8%
Deposits	94,411	7.9%	85,604	19.4%	87,505	22.1%
Short Term Borrowings	1,515	-39.4%	1,590	278.6%	2,500	495.2%

The Bank reached its fifth year anniversary in December 2002 and had consistently grown approximately 25% or more per year since opening in December 1997.  Management had anticipated a slowdown in growth in 2003; however, the slowdown was more pronounced than anticipate due to: 1) the local economy, while not suffering from recession, has slowed; 2) a very high volume of loan refinancing – with borrowers taking advantage of historically low fixed rates; 3) the Bank’s reluctance to finance long-term, fixed-rate loans; and 4) management’s decision not seek deposits that could not be profitably off set with earning assets and/or to change the asset sensitive interest rate risk profile of the Bank.

Short Term Borrowings represent borrowings from the FHLB and in September 2003, a small outstanding balance by the Company ($15,000) under a line from a correspondent bank. The line was fully repaid as of October 30, 2003.

Forward Looking – management expects to see renewed growth in both loan and deposit levels as the economy stabilizes and as California begins to mitigate its budget deficits.  As of October 2003, the possible impacts of the deficits have not been as great as feared for San Luis Obispo.  The Bank has applied to the Department of Financial Institutions for a California State Banking Charter.  Approval of the application is anticipated in November 2003.  The change from a National Charter will effectively increase the Bank’s legal lending limit for real estate secured loans from 15 percent of capital and reserves to 25 percent of capital and reserves.  Management anticipates the larger legal lending limit will allow the bank to retain a large portion of its loans that would otherwise be participated with other financial institutions – had the increased limits been applicable during 2003, management estimates it would have increased outstanding loans by approximately $5 million to $ 7 million.

The Company completed a Trust Preferred placement for $3 million on October 14, 2003.  At the end of October 2003, the Company contributed an additional $2 million to the Bank to increase the Bank’s equity capital.  The increased capital will provide a equity base for additional growth and also help support an increase the Bank’s legal lending limit.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

(dollars in thousands)	Sep-03	Dec-02	Sep-02
Past due 90 days or more and still accruing	0	—	100
Loans on nonaccrual	324	—	169
Total nonperforming loans	324	—	269

Nonperforming loans as a percent of total loans	0.51%	0.00%	0.40%

Allowance as a percent of nonperforming loans	235.19%	0.00%	265.80%

SBA guaranteed portion of nonperforming loans	244	—	113

The Bank’s overall credit quality remains acceptable with controlled past dues and limited charge off activity.  Management monitors delinquency trends on a peer group basis using the FDIC Uniform Bank Performance Reports.   As of the most current report (June 30, 2003) the Bank’s peer group shows nonperforming loans to total loans of 1.21%.  The Bank does not have any Other Real Estate Owned.

Forward Looking – The quarterly analysis of the asset quality suggests some possible charge offs in the last quarter of 2003. However, the amount is not material and has been included as a factor in the analysis of the adequacy of the allowance for loan losses.

Capital Ratios

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of September 30, 2003 were:

	Required Ratio	30-Sep-03	31-Dec-02	30-Sep-02
Tier 1 leverage ratio	5.00%	7.95%	7.90%	8.00%
Tier 2 risk-based capital ratio	6.00%	10.45%	10.70%	9.89%
Total risk based capital ratio	10.00%	11.41%	11.70%	10.85%

Pro Forma Ratios — includes $2 million capital contribution made on October 30, 2003.

30-Sep-03
Tier 1 leverage ratio	9.70%
Tier 2 risk-based capital ratio	12.66%
Total risk based capital ratio	13.61%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized” as shown above as the Required Ratio.  The Company utilizes the Bank’s capital ratios until total holding company assets exceed $150 million.

Forward Looking – the pro forma information above reflects capital contributed by the Company to the Bank on October 14, 2003.

Liquidity

The Bank continues to have excess liquidity with a loan-to-deposit ratio of 68% as of September 30, 2003, which is well below management’s desired target of approximately 80%.  As of December 31, 2002 and September 30, 2002, the ratio was 74% and 75%, respectively.

The October 30, 2003 contributed capital increased the Bank’s liquidity by approximately $2 million, and the Bank has adequate capital and liquidity to support increased assets and an increase in loan volume.  Funding for asset/loan growth will come from new deposits or other borrowings with positive interest spreads.

After the completion of the Trust Preferred on October 14, 2003, the Company fully repaid a small balance under its outstanding revolving line of credit with a correspondent bank.  The Company currently holds cash of approximately $900,000.  Management is currently investigating possible investment opportunities for its excess cash.

Management is not aware of any future changes that would significantly impair liquidity.  During the normal flow of business, the Bank has committed but unfunded loan commitments.  As of September 30, 2003, these commitments totaled approximately $25 million.  As of September 30, 2002, the unfunded commitments totaled $13 million.

Forward Looking – The large increase in unfunded commitments is consistent with management’s expectations that loan volume will continue to increase in the fourth quarter of 2003 and into 2004.  A majority of the commitments represent construction projects and/or commercial loans located in the San Luis Obispo area.

Economic Uncertainties — Inflation

Based on a current report by the California Economic Forecast Project, home prices - which in August reached a median of $390,000 in San Luis Obispo County - will continue to rise, although more slowly. The report suggests that sales will continue at a fast pace, but slower than the record levels of the last four years. And future demand will be driven by affluent retirees moving into the market while the younger generations will have trouble finding affordable housing.  The same report noted that the current labor force remains at “full employment, and the unemployment rate in San Luis Obispo County remains at under 3 percent for the year, the lowest in the state.

The California budget deficit has had some impact on the local economy but previously threatened layoffs of teachers and other government workers has not materialized.  It remains too soon to project what, if anything, the newly elected governor will do in the short term to change spending or any other areas of the state economy.

Forward Looking

The Bank expects to see positive but slower and steady growth during the remainder of 2003 and into 2004.  Management has positioned the Bank to handle increased growth with no material changes in operating overhead.   The new capital and state banking charter are expected to provided tangible benefits to help support growth.

Trust Preferred

On October 14, 2003, the Registrant raised approximately $3.0 million in net proceeds from an offering of 3,000 capital securities in a private placement.  The proceeds will be issued to increase Mission Community Bank’s capital by at least $2.0 million with the balance to be used for general corporate purposes.  On October 10, 2003, the Registrant formed a wholly-owned business trust subsidiary, Mission Community Capital Trust I (the “Trust”), pursuant to the laws of the state of Delaware. The Registrant formed the Trust for the specific purpose of: (1) investing in the Registrant’s Junior Subordinated Debentures (the “Debentures”), due October 7, 2033; (2) selling Cumulative Capital Securities (the “Capital Securities”), representing a 97% beneficial interest in the Debentures owned by the Trust; and (3) issuing Common Securities (the “Common Securities”) to the Registrant, representing a 3% beneficial interest in the Debentures owned by the Trust.

On October 14, 2003, the Registrant issued $3.093 million in Debentures to the Trust.  Concurrently, the Trust issued $3.0 million of the Capital Securities to Bear, Sterns & Co., Inc., the initial purchaser, and $93,000 of Common Securities to the Registrant.  The Debentures were purchased by the Trust concurrently with the Trust’s issuance of the Capital Securities and Common Securities.  The proceeds to the Registrant, net of the Initial Purchaser’s fees and other offering expenses, was approximately $2.924 million, of which approximately $2.924 million will be treated as Tier 1 capital for regulatory purposes.

The Debentures and Capital Securities mature in 30 years and will bear a floating interest rate equal to LIBOR plus 2.95%.  The floating interest rate will be adjustable quarterly with changes in LIBOR. The interest on the Debentures will be deductible and paid by the Registrant and represents the sole source of the Trust’s revenues available for distributions to the holders of the Capital Securities.  The Registrant has the right, assuming that no default has occurred regarding the Debentures, to defer interest payments on the Debentures, at any time and for a period of up to 20 consecutive calendar quarters.  The Capital Securities will mature concurrently with the Debentures on October7, 2033; but, can be called after October 7, 2008 or earlier upon the occurrence of a “Special Event”.

Documentation and exhibits relating to the Trust Preferred were filed with a Form 8-K on October 20, 2003 and are incorporated by reference.

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

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

There are no material legal proceedings to which the Bank is a party to which any of its property is subject.

ITEM 2.                  CHANGES IN SECURITIES AND USE OF PROCEEDS

The discussion concerning the issuance of preferred stock that appears in Item 5 of the Annual Report on Form 10-KSB is hereby incorporated by reference.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.                  OTHER INFORMATION

Not applicable

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

	2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
	3.1	Articles of Incorporation (A)
	3.2	Bylaws (A)
	4.1	Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock (A)
	4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (A)
	4.3	Certificate of Determination for Series C Preferred Stock (B)
	4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust 1, and Bear Stearns & Co., Inc. (C)
	4.5	Indenture dated as of October 14, 2003 by and between the Registrant and Wells Fargo Bank, National Association, as trustee (C)
	4.6	Declaration of Trust Mission Community Capital Trust I dated as of October 10, 2003 (C)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated as of October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (C)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (C)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, Bear Stearns & Co., Inc. and Mission Community Capital Trust I (C)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (A)
10.2	Financial Facilities Purchase Agreement (A)
10.3	Employment Contract - Ms. Robinson (A)
10.4	Lease Agreement - Paso Robles (A)
10.5	Lease Agreement - San Luis Obispo (A)
10.6	Lease Agreement - Arroyo Grande (A)
10.7	1998 Stock Option Plan (A)
10.8	Lease Agreement – 569 Higuera Street, San Luis Obis
10.9	Lease Agreement – 671 Tefft Street, Nipomo, CA (B)
10.10	Employment Contract – Ms. Robinson (D)

(A)                              Included in Form 10-KSB filed on March 28, 2002

(B)                                Included in Form 10-QSB filed on June 12, 2002

(C)                                Included in Form 8-K filed on October 21, 2003

(D)                               Included in From 10-QSB filed on August 13, 2003

31.1	Certification of CEO pursuant to Section 302 of Sarbanes-Oxley

31.2	Certification of CFO pursuant to Section 302 of Sarbanes-Oxley

32.1	Certification of CEO pursuant to Section 906 of Sarbanes-Oxley

32.2	Certification of CFO pursuant to Section 906 of Sarbanes-Oxley

(b)	Reports on Form 8-K:

Report filed on October 21, 2003 to report the Company’s participation for $3 million in a Trust Preferred Pool through Bear Sterns Co., Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP

Date:	November 12, 2003

/s/ Anita M. Robinson

Anita M. Robinson
President and Chief Executive Officer

Date:	November 12, 2003

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer