Form 10KSB
period 2003-12-31
MISSION COMMUNITY BANCORP
filed 2004-03-29
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal Year ended December 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Registrant’s revenue for this year ended December 31, 2003 was $6,911,482.

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity; as of March 1, 2004 such aggregate market value was $9,033,222.

As of March 1, 2004, the Registrant had 637,699 shares of Common Stock outstanding.

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

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act ant the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank’s loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and increased volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vii) changes in technology or required investments in technology; (viii) credit quality deterioration which could cause an increase in the provision for loan losses; (ix) dividend restrictions; (x) the effects of the September 11, 2001 terrorist attacks and their aftermath; (xi) continued tensions in Iraq and elsewhere in the Middle East; and (xii) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise.

Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.

The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

PART I

ITEM 1.                        DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

Mission Community Bancorp (the “Company”)

The Company is a California corporation  that was formed in September 2000. The Company’s principal business is to serve as a bank holding company for Mission Community Bank (the “Bank”).

As of December 31, 2003, the Company had approximately $113 million in total assets and $8.5 million in shareholders’ equity.

On October 14, 2003, the Company formed Mission Community Capital Trust in order to complete a trust preferred security transaction and raised approximately $3,000,000 in net capital.  See “ Market for Common Equity and Related Stockholder Matters.”

The Department of Treasury, Community Development Financial Institution Fund, has certified the Company and the Bank as Community Development Financial Institutions (“CDFI”). This status also conveys possible Community Reinvestment Act (CRA) credit to institutional depositors and investors in the Bank and Company.  It also opens various government sponsored programs, grants, and awards in which the Bank and Company may participate.

With its status as a CDFI the Company completed the private placement of $1,000,000 in common and preferred stock during December 2000 to two institutional investors.  The Company also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund which was funded in December 2002 in the form of preferred stock.  Neither the Company nor the Bank received any grants or awards in 2003.

Mission Community Bank (the “Bank”)

The Bank opened December 18, 1997 in San Luis Obispo, California 93401 as a national bank chartered by the Comptroller of the Currency and opened offices in the county in Paso Robles in 1998, Arroyo Grande in 2000 and Nipomo in 2002. The Bank is authorized to engage in the general commercial banking business, and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law. At December 31, 2003, the Bank had approximately $113.5 million in assets, $78.7 million in net loans, $96.3 million in deposits, and $10.7 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank is also certified by the California Department of Insurance to accept deposits under the California Organized Investment Network (the “COIN”).  The COIN program provides California tax credits and/or CRA credit to individuals, corporations, or partnerships that invest in below market rate deposits or specified term certificates of deposit.

On December 29, 2003, the California Department of Financial Institutions (the “DFI”) approved the Bank’s conversion application to be chartered in the State of California and effective on this date, the Bank returned its national charter from the Comptroller of the Currency.  The change in charter was completed primarily to allow the Bank to benefit from the larger secured legal lending limit for banks chartered in California and specifically to increase its legal lending limit from 15% to 25% for certain real estate secured loans. Following the charter change, the Bank is now supervised by the Federal Reserve and the DFI.  Other than the change in legal lending limit, no material changes are anticipated from the charter change.

Mission Community Development Corporation (“MCDC”)

The Bank wholly-owns MCDC, a subsidiary community development corporation which was incorporated in August 1997.  Mission Community Development Corporation is a “for-profit” Community Development Corporation (“CDC”), which provides financing for small businesses and low- and moderate-income area development and/or affordable housing projects. Its purpose is to benefit small business and low- and moderate-income areas/residents. The board of directors of MCDC consists of four members of the Board of Directors of the Bank and three local, outside members who are actively involved in representing and supporting the low income community.

At December 31, 2003, MCDC had approximately $196,000 in net loans and $266,000 in shareholders equity and provided loan accounting services for a very small pool of community development micro loans which were funded by a group of banks through the Economic Vitality Corporation.

Mission Community Services Corporation (“MCSC”)

The Company and Bank have a close relationship with, but no ownership of MCSC, which was incorporated August 1997 and which received approval under IRS Section Code 501(c)(3) a “not-for-profit” public charitable corporation in September 2003.  This company’s primary focus is to provide technical support, and training services to the community including small business, minorities and low-income entrepreneurs. While MCSC has not engaged in any direct lending, it may provide some lending in the future.  The Board of Directors of MCSC includes representatives from the Bank’s Board together with members representing the low income and business community.

The “Mission” Group

The Company, the Bank and its subsidiary MCDC, and MCSC form an organizational structure intended to provide traditional community bank financial services and to help provide economic revitalization and community development to its market areas.

Bankruptcy or Similar Proceedings

There are no bankruptcy, receivership, or similar proceedings applicable to the Company, the Bank, MCDC, nor MCSC.

Material Reclassifications or Other Changes

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

BUSINESS OF ISSUER

Principal Products, Services, and Markets

Other than holding the shares of the Bank, the Company conducts no significant activities. The Company is authorized with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), its principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

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

The areas in which the Bank has directed virtually all of its lending activities are (i) commercial loans, (ii) agricultural loans (iii) construction loans, (iv) real estate loans, and (v) consumer loans. As of December 31, 2003, these five categories accounted for approximately 19.9%, 1.9%, 6.2%, 70.3%, and 1.7% respectively, of the Bank’s gross loan portfolio. As of December 31, 2003, $60.7 million or 76.5% of the Bank’s net loans consisted of interim construction and real estate loans, for single family residences or for commercial development.  The increase in construction and real estate is a material increase from the prior year’s combined 67.8%.  See Concentrations in Managements’ Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 2003, the Bank had approximately 3,881 deposit accounts including demand accounts of $24.0 million with 2,180 accounts with average balances of approximately $11,000; 1,170 savings accounts with balances totaling $37.9 million with an average balance per account of approximately $32,400; and 533 time certificate of deposit accounts with balances totaling $35.0 million and an average balance per account of approximately $65,600.

The principal sources of the Bank’s revenues are (i) interest and fees on loans, (ii) interest on investments, (iii) service charges on deposit accounts and other charges and fees, (iv) BEA award, (v) gain on sale of loans, and (vi) interest on other investments including federal funds sold.  For the year ended December 31, 2003, these sources comprised 68.2%, 8.9%, 8.5%, 2.6%, 8.7% and 3.1%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo County and Northern Santa Barbara County, which lie centrally within the State of California along the Pacific Ocean. Secondary market areas includes cities and unincorporated areas in the neighboring counties including Kern, Kings, and Fresno.

The Bank operates out of four full service offices plus an administrative facility all of which are located in San Luis Obispo County as follows:  1) San Luis Obispo, 2) Paso Robles, 3) Arroyo Grande, 4) Nipomo, and 5) an administrative office in San Luis Obispo.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.  Physical expansion into the neighboring counties would most likely come from acquisitions or in the form of loan production offices although there are no immediate plans for acquisitions or loan production offices.

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking. Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  As a CDFI, the Bank also emphasizes loans and financial services to low to moderate income communities within its market area. Most of the Bank’s deposits are attracted by relationship banking, local activities, and advertising.

The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area. Its key strengths are customer service and an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects.

In 2003, the Bank extended its use of Internet technology as a distribution tool to improve its customer service by use of email and Internet Banking including bill pay and ACH origination.  While the Bank continues to focus on its local market areas, it has also been able to attract deposits at market rates with non-local deposits becoming a more important resource for funding growth.  Use of the Internet is considered a cost effective method of attracting deposits that is expected to become more important in 2004 and beyond.

Status of and Publicly Announced New Products or Services

There has been no significant change in the types of services offered by the Bank since its inception. The Bank has no present plans to enter any material new line of business that would require the investment of a material amount of total assets.

The Bank participates in a 3-year project (2002 - 2005) sponsored by the National Community Investment Fund (NCIF) to explore and develop a profitable range of retail financial products and services to low income and unbanked customers (“low income customers”).  NCIF is underwriting a majority of the costs associated with this project. The project seeks to develop replicable and profitable business models for both particular products and services targeted at low income customers, and coordinated suites of products that meet a range of needs. Product and service specifications, target market, cross selling and profitability data will be tracked over a two- to three-year time horizon with the goal to develop suites of products that meet household financial and asset building needs while being profitable for financial institutions. Expected products include First Accounts, Individual Development Accounts, and access to debit cards and other electronic services.  The Bank expects to increase its focus on profitable financial services for the un- and under-banked customers in its market area, but does not expect these services will be a material percentage of its deposit activities.

While there can be no assurance of success, the Bank anticipates applying to the CDFI in 2004 for a technical assistance grant for up to $50,000 to help offset any costs associated with providing additional services to the un- and under-banked in its market area.

In late 2003, the Bank employed (new position) an experienced lender who has extensive contacts in Kern, Kings and Fresno counties.  This new Senior Vice President calling officer is expected to increase business development efforts in the neighboring counties in 2004.

Competition

The banking and financial services business in the Bank’s market area is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, and changes in technology and product delivery systems. In order to compete with other financial institutions in its service area, the Bank relies upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up. The Bank emphasizes to its customers the advantages of dealing with a locally owned and community development oriented institution. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns in addition to expanded products like trust services, international banking, discount brokerage and insurance services that the Bank does not offer. As a service to its customers, the Bank has made arrangements with other financial service providers to extend such services to its customers where possible. For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank makes use of loan participations with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its legal lending limits. Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds. For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits.

The Bank utilizes technology to improve its competitive advantages by use of ATMs, Internet Banking, ACH Origination, electronic bill pay, email, and credit card and merchant card relationships.

Sources and availability of Raw Materials and Principal Suppliers

As service organizations neither the Company nor the Bank are dependent on raw materials.

No Dependence on One or a Few Major Customers

The Bank is limited in the size of loans it can make to any one individual borrower (in the aggregate), and it has over 600 loan customers.  As of December 31, 2003, the Bank’s legal lending limits to a single borrower, and such borrower’s related parties, on a secured basis (first trust deed) were approximately $2.9 million and $1.7 million for unsecured loans based on regulatory capital plus reserves of approximately $11.5 million.

A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.  The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 295 depositors holding approximately $58.0 million for an average deposit of $197,000 and 3,586 depositors holding $38,776 in deposits for an average balance of approximately $11,000 as of December 31, 2003.  These deposit ranges have been reasonably consistent during the past several years and are consistent with the Bank’s deposit/funding strategy.   Deposits associated with the Bank’s CDFI status total approximately $6.5 million or 6.7% of total deposits as of December 31, 2003.  Non-local deposits (CDs) that have been obtained from the Internet totaled approximately $4.8 million and from the COIN program approximately $450,000.

The Bank’s business, based upon performance to date, does not appear to be seasonal.

Patents, trademarks, licenses, franchisees, concessions, royalties, etc.

The Bank holds no special patents, licenses (other than licenses obtained from bank regulatory authorities), franchises or concessions.

Effect of Government Policies and Regulations

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.  See “Effects of Existing or Probable Government Regulations.”

Supervision and Regulation

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

The Federal Reserve Board may require that the Company terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Company must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

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

The Bank

The Bank is chartered under the laws of the state of California and its deposits are insured by the FDIC to the extent provided by law.  Prior to December 2003 and its charter conversion, the Bank was supervised by the Comptroller of the Currency.  Following the conversion, the Bank is subject to the supervision of and regularly examined by the Federal Reserve Bank of San Francisco (the “FRB”) and the DFI.  Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition.

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

If, as a result of an examination of a bank, the FRB or DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to such regulatory agency. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter.

Capital Standards

The Federal Reserve Board has adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.

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

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. For all banking organizations not rated in the highest category, the minimum leverage ratio must be at least 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios. Future changes in required capital ratios or regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy. Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2003:

	Bank Actual	Minimum Capital Requirements	Well Capitalized Requirement
LEVERAGE RATIO	9.68%	4%	5%
TIER 1 RISK-BASED RATIO	11.51%	4%	6%
TOTAL RISK-BASED RATIO	12.39%	8%	10%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2003.

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

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, asset growth, earnings, and compensation, fees and benefits.

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

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities. In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding”, “satisfactory”, “needs to improve” or “substantial noncompliance.”

At its last examination, the Bank received a CRA rating of “Satisfactory.”

Recent Legislation

Financial Holding Companies

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

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”).  The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time.  The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the SEC under the Securities Exchange Act of 1934.  Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC.  The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The SOA addresses, among other matters:

•                                          the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•                                          audit committees for all listed companies and expansion of the power of the audit committee, including the requirements that the audit committee: (i) have direct control of the outside auditor; (ii) be able to hire and fire the auditor; and (iii) approve all non-audit services;

•                                          auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•                                          certification of financial statements by the chief executive officer and the chief financial officer;

•                                          the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                                          a prohibition on insider trading during pension plan black out periods;

•                                          increased protection for whistleblowers and informants;

•                                          disclosure of off-balance sheet transactions;

•                                          expedited filing requirements for ownership reports by officers and directors;

•                                          disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•                                          “real time” filing of periodic reports; and

•                                          various increased criminal penalties for violations of securities laws.

The SOA contains provisions that became effective upon enactment on July 30, 2002, and provisions that will become effective within 30 days to one year from enactment.  The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

Transactions Between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The FRB has also recently issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, companies that are under common control with the bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•                                          to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and

•                                          to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•                                          a loan or extension of credit to an affiliate;

•                                          a purchase of, or an investment in, securities issued by an affiliate;

•                                          a purchase of assets from an affiliate, with some exceptions;

•                                          the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; and

•                                          the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

In addition, under Regulation W:

•                                          a bank and its subsidiaries may not purchase a low-quality asset from an affiliate;

•                                          covered transactions and other specified transactions between a bank or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•                                          with some exceptions, each loan or extension of credit by a bank to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates.

Concurrently with the adoption of Regulation W, the FRB has proposed a regulation that would further limit the amount of loans that could be purchased by a bank from an affiliate to not more than 100% of the bank’s capital and surplus. Comments on the proposed rule were due by January 13, 2003.

Environmental Regulations

Management of the Bank is unaware of any material effect upon the Bank’s capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.

Employees

As of February 16, 2004 the Bank had a total of 47 employees. The management of the Bank believes that its employee relations are satisfactory. Neither the Company nor MCDC have salaried employees; the Company’s officers all hold similar positions at the Bank.  The Bank under intercompany arrangements may charge the Company and/or MCDC for management, staff, and services; however, the time and services are not material at this time.

Certain Business Risk

In addition to the other information contained in this Report, the following risks may affect the Company or Bank.  If any of these risks occur, the Company’s or Bank’s business, financial condition or operating results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2003, real estate served as the principal source of collateral with respect to approximately 77 percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.  See Concentrations in Managements’ Discussion and Analysis of Financial Condition and Results of Operations

Interest Rate Changes

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

Limited Trading Market for the Company’s Common Stock

The Company’s common stock is traded over-the-counter and is not listed or quoted on any major exchange. Trading volume is modest and can cause fluctuations in the market value of the Company’s stock.  These fluctuations can be exaggerated, leading to price volatility in excess of other stocks which are more actively traded.  No assurances can be given concerning market value or the ability to sell shares of the Company’s common stock.

REPORTS TO SECURITY HOLDERS.

Annual Report

An annual report to security holders including audited financial statements is sent each year by the Company.

Certain reports are filed by the Company with the Securities Exchange Commission pursuant to Section 13 or 15(d).  The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.  The SEC also maintains an Internet site that contains reports and other information statements. The Company files its reports electronically and they may be viewed from the SEC Internet site http://www.sec.gov.

The Company’s Internet site is http://missioncommunitybank.com.

ITEM 2.                        DESCRIPTION OF PROPERTIES

The Bank and the Company occupy a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s main office is located. The land, consisting of approximately 21,850 sq. ft., was purchased from an unaffiliated third party for $976,449. The Bank purchased and installed the modular facility being utilized as the banking facility for a total of $250,846, plus improvements of $466,209.

On August 8, 1998, the Bank opened a loan production office at 1226 Park Street, Paso Robles, California. This office became a full service branch in April, 1999. The Bank leases approximately 2,500 sq. ft. at $1,855 per month. The term of the lease is five years, and the Bank has an option to renew the lease for two additional five-year periods.

The Bank moved its administrative office from 570 Higuera Street to 569 Higuera in June 2001. The new offices have approximately 1,950 square feet with five year lease at a cost of $3,315 per month. There are two additional option periods of five years each.  In October 2003, the Bank leased additional space in 569 Higuera at an additional suite with approximately 1,000 square feet at a cost of $1,836 per month.  The new lease terms have the same maturity date and option periods as the original lease. The administration office is located immediately next to the Bank’s main office.

On December 15, 2000, the Bank opened a loan production office at 154 West Branch Street, Arroyo Grande, California. This office was converted to a full service branch in mid 2002.  The lease is for approximately 2,000 sq. ft. at $3,052 per month, plus common area operating expenses. The term of the lease is five years, and the Bank has an option to renew the lease for two additional sixty-month periods.

In June 2002, the Bank leased premises at 671 Tefft Street, Nipomo under a five year lease at a cost of $3,370 per month with approximately 2,500 square feet.  This lease has one five year option period.

For the years ended December 31, 2003 and 2002, the Bank’s total occupancy costs were approximately $346,000 and $279,000, respectively. In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.                        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.” The Company’s Common Stock is not listed on any exchange or market. However, Hoefer & Arnett, Brookstreet Securities, Seidler Companies and Wedbush Morgan Securities make a market in the Company’s Common Stock. Certain information concerning the Common Stock is reported on the NASDAQ electronic bulletin board.

The information in the following table indicates the high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

Quarter Ended	Bid Prices
	Low	High
2002
March 31	$6.75	$10.00
June 30	7.06	10.30
September 30	8.00	11.30
December 31	10.30	12.00

2003
March 31	11.30	12.55
June 30	11.30	12.80
September 30	11.30	14.65
December 31	11.30	16.10

Holders

As of March 1, 2004, there were approximately 357 holders of the Company’s Common Stock.

Dividends

The Company’s shareholders are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1-1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets  must equal at least 1-1/4 times its current liabilities.  The Company was eligible to pay dividends at the end of 2002 and 2003.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to the Company.  The payment of cash dividends by the Bank is subject to restrictions.  In general, dividends may not be paid from any of the Bank’s capital.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of such bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-years in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  Regulatory approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Furthermore, bank regulators also have authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice.

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

Under these provisions and considering minimum regulatory capital requirements, the Bank was eligible to pay dividends in 2002 and 2003.

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

On November 25, 2003, the Company declared a $0.10 per share cash dividend for holders of the Common Stock of record on December 8, 2003.  The dividend was paid on December 22, 2003.   The cash dividend

applies to Preferred Shares issued, with Series A Preferred Stock receiving a $0.05 per share dividend and Series B Preferred Stock and Series C Preferred Stock receiving a $0.10 per share dividend. The total amount paid was $75,067.

The Bank paid a corresponding dividend in the total amount of $70,068 to the Company in December 2002.  No dividend was paid from the Bank to the Company in 2003.

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

The $500,000 in proceeds from the CDFI investment was included in the audited financial statement of the Bank for the year-ended December 31, 1999 because the CDFI award had occurred during such year.  When the proceeds from the sale of Non-Voting Convertible Redeemable Preferred Stock were received, $401,675 was invested as a capital contribution to the Bank with the remaining $98,325 used for expenses related to the transaction.

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

Trust Preferred Security

On October 10, 2003, the Company formed a wholly-owned business trust subsidiary, Mission Community Capital Trust I (the “Trust”), pursuant to the laws of the state of Delaware for the specific purpose of: (1) investing in Junior Subordinated Debentures (the “Debentures”), due October 7, 2033; (2) selling Cumulative Capital Securities (the “Capital Securities”), representing a 97% beneficial interest in the Debentures owned by the Trust; and (3) issuing Common Securities (the “Common Securities”) to the Company, representing a 3% beneficial interest in the Debentures owned by the Trust.

On October 14, 2003, the Company issued $3,093 million in Debentures to the Trust.  Concurrently, the Trust issued $3.0 million of the Capital Securities to Bear, Sterns & Co., Inc., the initial purchaser, and $93,000 of Common Securities to the Company.  The Debentures were purchased by the Trust concurrently with the Trust’s issuance of the Capital Securities and Common Securities.  The proceeds to the Company, net of the Initial Purchaser’s fees and other offering expenses, was approximately $2.924 million which will be treated as Tier 1 capital for regulatory purposes. The proceeds were used to increase Mission Community Bank’s capital by $2.0 million with the balance used for general corporate purposes.

The Debentures and Capital Securities mature in 30 years and will bear a floating interest rate equal to LIBOR plus 2.95%.  The floating interest rate is adjustable quarterly with changes in LIBOR.  The interest on the Debentures is deductible and paid by the Company and represents the sole source of the Trust’s revenues available for distributions to the holders of the Capital Securities.  The undertakings of the Company with regard to the issuance constitute the Company’s full and unconditional guarantee of the Trust’s obligations pursuant to the Amended and Restated Declaration of Trust.

The Company has the right, assuming that no default has occurred regarding the Debentures, to defer interest payments on the Debentures, at any time and for a period of up to 20 consecutive calendar quarters. The Capital Securities will mature concurrently with the Debentures on October 7, 2033; but, can be called after October 7, 2008 or earlier upon the occurrence of a “Special Event”.

The following table shows each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and the remaining number of securities remaining available for future issuance under the plan as of December 31, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	154,966	$9.66	25,034
Equity compensation plans not approved by security holders	—	—	—
Total	154,966	$9.66	25,034

See Note I to the consolidated financial statements for a discussion of the Company’s Stock Option Plan.

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Significant Critical Accounting Policies

Following is a summary of the Bank’s significant accounting policies, which are described more fully in the financial statements:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Bank’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  .

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations.  Management believes that the following are critical accounting policies.

See — Note A to the Financial Statements describes the significant accounting policies used in the preparation of the Financial Statements

Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s statement of financial position for the two years ended December 31, 2003 and 2002. The information presented has been derived from the audited consolidated financial statements included in Item 7 of this Form 10-KSB.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year ended December 31,
(Dollars in thousands)	2003	2002
Summary of Operations
Interest Income	$5,544	$5,575
Interest Expense	1,268	1,730
Net Interest Income	4,276	3,845
Provision for Loan Losses	120	132
Net Interest Income After Provision	4,156	3,713
Noninterest Income	1,367	1,359
Noninterest expense	4,390	3,805
Income Before Taxes	1,133	1,267
Income Tax	416	515
Net Income	$717	$752
Per Share Data
Net Income – Basic	$0.95	$1.07
Net Income - Diluted	$0.91	$1.05
Number of Shares Basic	750,666	701,671
Number of Shares Diluted	788,514	716,261
Balance Sheet Data – At Period End
Total Assets	113,465	99,008
Total Loans	79,463	65,187
Allowance for Loan Losses	812	744
Investment Securities	18,252	11,891
Total Deposits	96,286	87,505
Total Shareholders’ Equity	8,546	7,949
Operating Ratios and Other Selected Data
Return on Average Assets	0.7%	0.8%
Return on Average Equity	8.8%	10.6%
Dividend Payout Ratio	10.5%	9.3%
Operating Efficiency Ratio	77.8%	73.1%
Net Interest Margin	4.5%	4.6%
Average Equity to Average Assets	8.0%	7.9%
Selected Asset Quality Ratios – At Period End
Nonperforming Loans to Total Loans	0.7%	0.0%
Nonperforming Assets to Total Assets	0.5%	0.0%
ALL as a Percentage of Nonperforming Loans	156%	na
ALL as a Percentage of Total Loans	1.02%	1.14%

Overview

The Company issued $3 million trust preferred securities (the “TPS”) in October 2003 and contributed $2 million in additional capital to the Bank.  The TPS also provided the Company with adequate operating cash and cash liquidity to meet expected cash flow needs for the foreseeable future.

The Company also has pledged a $250,000 certificate of deposit to another financial institution as collateral for a term loan to MCSC.  Based on strategic plans and budgets, it is expected that MCSC will be able to fully service its loan, and there will be no call on the Company’s pledged collateral.

The Bank has operated since December 1997 as a full service community bank.

The intent of the MCDC is to provide financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC currently provides loan servicing for the San Luis Obispo County Economic Vitality Corporation and has one small community development loan outstanding.  MCDC also expects to service a loan pool funded by local banks including the Bank under the $1 million San Simeon Earthquake Recovery Loan Fund (the “Fund”).  This Fund is was structured to provide low cost financing to individuals and business in San Luis Obispo and Northern Santa Barbara counties which experienced severe damage in the December 22, 2003 San Simeon Earthquake.  As of February 20, 2004, it remains unclear how much of the Fund will be used since FEMA and SBA funding is only available until March 15, 2004.  MCSC is expected to provide technical assistance to applicants for the Fund.

MCSC is expected to provide services to Bank and non-bank customers in the form of technical services and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  As of December 31, 2003, the Bank has had limited direct benefit from its association with MCSC.  However, MCSC has received grants and loan funds and has developed a strategic plan to achieve its objectives.

The Bank operates as a traditional community bank, but has also used management’s expertise as a CDFI to provide a selection of financial services identified as “community development” activities with a focus on financial services to small businesses and business professionals.  The Company and Bank have received and used both grants and deposits under programs authorized by CDFI and consistently review various options for both grants and deposit programs from various government and public/private entities.  The CDFI status is dependent on managements’ specialized knowledge of working with various governmental programs and requires a material increase in reporting and documentation.

In mid-2001, the Bank received a $990,000 cash award from the Bank Enterprise Award (BEA) Program thru the CDFI.  The Bank was awarded this cash payment for investing $3 million in deposits in 2001 to 14 other certified Community Development Financial Institutions.  The deposits were for 3 years and were made at below market rates to assist the other CDFI’s to increase their financing activities. The Bank recognized income of $537,750 in 2001, $180,900 in 2002, and $180,800 in 2003 with the remaining approximately $92,000 to be taken into income in the first six months of 2004.

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced our consolidated financial condition at December 31, 2003 and December 31, 2002. The following discussion and analysis, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s financial statements and corresponding notes.

The Company is inactive except for minimal expenses and interest associated the TPS and the financial information is primarily reflective of the Bank.

Assets

The following table presents average balance sheet information for the two year ended December 31, 2003 and 2002:

Distribution of Assets, Liabilities, and Stockholder’s Equity

	31-Dec-03		31-Dec-02
(dollars in thousands)	Average Balance	% of Total	Average Balance	% of Total
Cash and Due From Banks	3,801	3.7%	2,623	2.9%
Interest - Bearing Deposits Other Banks	3,006	3.0%	3,000	3.3%
Investment securities	16,022	15.8%	12,105	13.5%
Federal funds sold	8,561	8.4%	5,568	6.2%
Loans	66,441	65.4%	63,229	70.5%
Allowance for loan loss	(765)	-0.8%	(685)	-0.8%
Property, Premises, and Equipment	2,477	2.4%	2,422	3%
Other Investments	363	0.4%	306	0.3%
Other Assets	1,634	1.6%	1,178	1.3%
Total Assets	101,540	100%	89,747	100.0%
Deposits:
Demand, non-interest-bearing	16,630	16.4%	13,851	15.4%
Demand, interest-bearing	2,682	2.6%	3,277	3.7%
Savings	36,482	35.9%	30,494	34.0%
Time	34,095	33.6%	32,153	35.8%
Total deposits	89,889	88.5%	79,776	88.9%
Short-term Borrowings	1,172	1.2%	1,595	1.8%
Long Term Borrowings	635	0.6%	0	—
Trust Preferred Security	669	0.7%	0	—
Other liabilities	1,713	1.7%	1,262	1.4%
Total Liabilities	93,409	92.0%	82,632	92.1%
Common stock	6,273	6.2%	5,771	6.4%
Preferred Stock	1,084	1.1%	1,084	1.2%
Unrecognized gain on Available-for-sale Securities	49	0.0%	58	0.1%
Accumulated deficit	725	0.7%	201	0.2%
Total stockholders’ equity	8,131	8.0%	7,115	7.9%
Total liabilities and stockholders’ equity	101,540	100.0%	89,747	100.0%

During 2003, total assets increased by $11.8 million or 13.2%. This follows an increase in assets of $18.2 million or 25.5% in 2002.  This slowing in volume and percent gain was consistent with the budgeted expectations for growth in 2003 following the events of September 11, 2001, the expectation of a (mild) recession and the expectation of a general slowing of growth in general following several year of consistent 25% growth.

Analysis of Net Interest Income

The following table presents, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resultant yields. Also presented are the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.

Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.

	31-Dec-03			31-Dec-02
(dollars in thousands)	Average Balance	Income/ Expense	Average Yield or Rate Paid	Average Balance	Income/ Expense	Average Yield or Rate Paid

Interest-earning assets:
Interest-bearing deposits in banks	3,006	103	3.43%	3,000	103	3.43%
Investment securities	16,385	634	3.87%	12,105	667	5.51%
Federal funds sold	8,561	90	1.05%	5,568	84	1.51%
Loans	66,441	4,717	7.10%	63,229	4,721	7.47%
Total Interest-earning assets	94,393	5,544	5.87%	83,903	5,575	6.64%

Interest-bearing liabilities:
Deposits:
Demand, interest-bearing	2,682	10	0.37%	3,277	35	1.07%
Savings	36,482	482	1.32%	30,494	690	2.26%
Time	34,095	697	2.04%	32,153	960	2.99%
Borrowings	1,807	50	2.77%	1,595	45	2.82%
Subordinated Debt	669	29	4.33%	—	—	—
Total interest-bearing liabilities	75,735	1,268	1.67%	67,519	1,730	2.56%

Net interest income and yield:
Net Interest income		4,276			3,845
Net yield on interest-earning assets			4.53%			4.58%

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

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each. Nonaccrual loans are included in the calculation of the average balances of loans, and interest not accrued is excluded.  There are no out of period items or adjustments. However, loan fees are included as part of the interest income yield on loans but do not represent a material amount of the loan interest income.  While the Company completed tax exempt investments in December, 2003, the tax exempt income was not material for 2003.

	Year Ended December 31, 2003 over Year Ended December 31, 2002
	Increase (Decrease) Due to Change
(dollars in thousands)	Volume	Rate	Change
Interest-Bearing Assets:
IBA other Banks	—	—	—
Investments	198	(231)	(33)
Federal funds sold	54	(48)	6
Loans	246	(250)	(4)
Total Interest Income	498	(529)	(31)

Interest-Bearing Liabilities:
Demand, interest-bearing	(5)	(20)	(25)
Savings	154	(362)	(208)
Time	61	(324)	(263)
Borrowings	6	(1)	5
Subordinated Debt	29	—	29
Total Interest Expense	245	(707)	(462)

Increase in
Net Interest Income	253	178	431

Year Ended December 31, 2003 Compared to December 31, 2002

There were several significant trends or events in 2003 that influenced asset and loan growth and net income including: historically low interest rates, a mild “recession”, unutilized branch capacity, expenses associated with the TPS including interest, and flat non-interest income.  The combination of these factors resulted in a small ($35,000) decrease in net income for 2003 compared to 2002.

Interest rates were at their lowest levels in over 40 years during 2003.  The Bank experienced decreases in both yield on earning assets and deposits, but managed to keep its net yield on interest earning assets within 5 basis points of 2002.  Net interest income did increase compared to 2002 by $431,000 or 11.2%.  The most pronounced impact of the low interest rates was the extremely high level of loan refinancing with borrowers seeking and finding low fixed-rate, long-term loans.  The Bank was generally reluctant to commit to long-term fixed-rate loans and experienced a net decrease in loan volume through the first half of 2003. For 2003, the average loan to deposit ratio dipped to 73.9% from 79.3% for 2002 while lower yielding investments and Federal Funds Sold levels increased.  Had the Bank been able to maintain loan volume (without sacrificing interest rate risk or credit quality), net interest income would have been incrementally improved.

While the local areas did not experience the “recession” as much as many other area, there was a general reluctance by management to push credit risk until there was a clearer direction for the economy.  This also limited the Bank’s willingness to build loan volume without consideration of interest rate risk.

In mid 2002, the Bank opened a new full service branch and converted a loan production office to a full service branch.  Both of these branches have experienced slower than expected growth, and neither has reached the level of activity required to offset the additional overhead expenses associated with new operations and non-interest expenses increased faster in 2003 than increases in income.  Specific focus on these two branches has been given a high priority for 2004.

The Bank has traditionally been dependent on gain of sale income from U.S. Small Business Administration (“SBA”) loans.  During the first months of 2003, the SBA experienced funding delays and reduced the level of its guarantee program.  While sale income increased during the last half of the year, the Bank was unable to recapture sale income lost during the first part of 2003.

Based on information received in early 2004, the SBA has revised its 7a program and reduced the level of its guarantee from 75% to 50% on any loan up to $2 million.  The Bank is unsure what effect this change will have on the volume of SBA loans it process or the fees income generated from SBA loans.  It will increase the need for higher underwriting standards to mitigate the lower guarantee.

Provision for Loan Losses

The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The amount provided for loan losses is charged to earnings. The provision for loan losses was $120,000 for 2003 compared to $132,000 for 2002.

See – Lending Activities and Asset Quality below.

Non-interest Income

Non-interest income marginally increased in 2003 compared to 2002 (by $9,000).  The Bank has not stressed service charge fee income but service charges and fees did increase in 2003 by approximately $13,300 to $198,000 with the bulk of the this income from fees for NSF checks ($158,000).  The two new branches continue to offer “free checking” (free of normal service charges) and are not expected to provide any material service charge income unless there is a strategic change in pricing strategy.

Gain on Sale of SBA loans decreased by $31,000 in 2003 compared to 2002 due to reduced loan activity in the first months of 2003 when the SBA loan programs were decreased due to funding limitations.

As expected, fees from the Bank’s merchant card program dropped by $13,800 in 2003 as a result of a decision in 2002 to outsource most of the processing and utilize Bank staff resources for other activities.

To increase non-interest income in 2004 and beyond, the Bank expects to introduce a new overdraft privilege product in mid 2004. The Bank also anticipates generating additional fee income from a loan broker program whereby loans generated by the bank will be brokered to other financial institutions.  These loans are expected to be primarily longer term fixed rate loans that the Bank would not as a rule make for its own portfolio.  The Bank also expects to increase mortgage loan fee income by increasing the volume of its mortgage loan referrals.

The Bank recorded $537,750 in non-interest income for 2001 based on a $990,000 award from the Banker Enterprise Award program under the Department of Treasury’s CDFI program.  This income/award was based on the Bank meeting its investment goals by investing $3 million in other CDFIs at below market rates.  The balance of the award funds are being accrued to income based on a yield formula with income in 2003 of $183,000.  Income from the BEA award will accrue until June 2004 at the rate of approximately $15,000 per month.

While no assurances can be given, the Bank expects to apply for a BEA award in 2004.

Non interest Expense

Non interest expense increased in 2003 by $585,000 or 15.4%.

Salary and Benefits increased by $422,000 or 21.5% due to normal salary increases during the year, additions to staff and from the effect of a full year’s salary for the new Nipomo branch and the added staff when the Arroyo Grande office was converted to full service.  The conversion and new branch were opened in mid 2002.  The Bank also added a human resources officer and an experienced loan officer which were both new positions.

Occupancy expense also increased due to the new offices by $67,000 or 23.9%.  Primary areas that increased occupancy expense were lease expense, which increased by approximately $31,000 or 25% and, utilities, which increased by approximately $5,000 or 16.0%, and service contracts, which increased by $13,000 or 18.7%.

Furniture Fixtures and Equipment expenses decreased by $14,000 or 6.8%.  The decrease is primarily due to a large number of computer related items that were fully depreciated by the start of 2003 and a reduction in depreciation for this equipment of approximately $30,000 or 26.4%.

Other expenses increased by approximately $110,000 or 8.2%.  Other expenses that had material changes from 2002 to 2003 were:

1)              marketing and advertising decreased by $25,000 or 17.8%;

2)              data processing decreased by approximately $38,000 or 10.1% with the renegotiation of core processing contracts which matured December 2002;

3)              professional fees increased by approximately $47,000 or 56.0% due to increased expenses for auditing and nonrecurring legal expenses relating to the charter change and TPS;

4)              director fees including training increased by approximately $34,000 or 83.9% to $74,000 (directors fees were paid for part of 2002 and all of 2003);

5)              loan expenses for serviced loans increased by $28,000 or 30.5% as the volume of activity increased; and

6)              telephone expenses decreased by approximately $12,000 or 14.3% when the Bank implemented a new phone system in early 2003.

Income Taxes

The Company and Bank invested $550,000 in certificates of deposit with other COIN certified financial institutions and received a California income tax credit of 20% for 12003.  The COIN certificates of deposit are at zero interest for 60 months.  The COIN CDs will also provide the Bank with investment credit under the Community Reinvestment Act (“CRA”).

See Note H to the consolidated financial statements for more information on income taxes.

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

As of December 31, 2003 and 2002, the Bank’s liquidity ratios were 19.5% and 23.6%, respectively.  The Bank had $5.5 million in Federal Funds Sold (immediate liquidity) on December 31, 2003 and $12.3 million on December 31, 2002.  This material decrease in immediate liquidity was consistent with funding a large volume of loans at the end of 2003 while loan activity slowed at the end of 2002.

While the Bank primarily uses Federal Funds Sold as the immediate measure of cash liquidity, it also has established short-term borrowing lines (Federal Funds Purchased) for a total of $4 million from its correspondent banks.  These lines are for short-term needs and are generally not actively used.

As of December 31, 2003, the Bank had outstanding borrowings from the Federal Home Loan Bank of San Francisco (FHLB) of $4.5 million. Of the $4.5 million, $3 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans. Total borrowings were increased to $5.5 million in January 2004 the additional $1 million used to fund short and mid-term loans.  Interest rate and term for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposits.  The Bank has the potential (on a secured basis) to borrow up to 20 percent of its total assets or approximately $20.5 million from the FHLB.  The Bank anticipates utilizing FHLB borrowings in 2004 when needed as part of its normal liquidity management to cost effectively fund asset growth and has more than adequate loans to pledge as collateral should it need additional liquidity that can not be funded by deposits.

The Bank has also established contacts using the Internet to provide a secondary source for deposits.  While core, local deposits remain the primary source of deposits, the Bank continues to seek alternate sources for competitive rate deposits.  The Bank also expects to continue to use is CDFI and COIN designations to attract lower cost deposits.

The Company’s liquidity is provided by a line of credits from Pacific Coast Bankers’ Bank.  As of December 31, 2003, the Company had no borrowings under its line of credit and approximately $570,000 in available cash.  The Company improved its cash liquidity in October 2003 when it issued a trust preferred security with net cash proceeds of approximately $2.9 million and retained all but $2.0 million which was used to increase the Bank’s capital.

Investment Activities

Banks are permitted to purchase and own investment securities for both yield and to balance the overall interest-rate sensitivities of its assets and liabilities. The Bank does not maintain a trading account.

Investment decisions are primarily made by the Bank’s Chief Financial Officer (the CFO) within policies limits established by the board of directors. The CFO reports investment activity on a monthly basis to the Board and on a quarterly basis to the Investment Committee.  Investments can include investment grade corporate securities, BBB-rated mortgage-backed securities, federally insured certificates of deposit, U.S. treasury obligations and U.S. Government agency-backed securities.

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

See Item 7 Note B — Investment Securities notes to consolidated financial statements.

As of December 31, 2003, the book value of the Bank’s investments including stock ownership in the Federal Reserve Bank of San Francisco and the Federal Home Loan Bank, which totaled $474,000, was $18,726,000.

Investments in US Government and agency securities are generally limited to $500,000 to $1,000,000 per issue and no corporate or other investments equal or exceed ten percent of the shareholders’ equity.

The Bank has structured the investment portfolio primarily with mortgage backed securities and callable agencies which provide monthly cash flows or reinvestments of approximately $1 million to $2 million per month.

The Bank owns one $427,000 MBS security issued by a company that has been in bankruptcy for the past year and which has seen a material decline in market value to approximately $217,000.  The investment as of December 31, 2003 was rated as BBB by Standard and Poors and is carried at book value in the HTM portfolio.  While there can be no assurance that this investment will maintain its investment grade, management will be closely monitoring it and will take appropriate action to write it down in the event it is downgraded below investment grade.

See Note B in the — Investment Securities in the notes consolidated financial statements.

The following table presents the distribution of investments by sector (dollars in thousands), the stated due dates of the investments, and the weighted yield of the investments:

For the year ended December 31, 2003

(dollars in thousands)	1 year or less	1 - 5 years	5 - 10 years	After 10 years	Total
Investment Portfolio Book Value:

US Treasury and other U.S. Government agencies	—	8,026	3,000	2,498	13,524
Mortgage Backed Securities	—	457	792	3,479	4,728
Other Securities including stock in FRB and FHLB				474	474
Total	—	8,483	3,792	6,451	18,726

Weigted Average Yield:
US Treasury and other U.S. Government agencies	0.00%	3.21%	4.19%	4.56%	3.68%
Mortgage Backed Securities	0.00%	3.33%	4.72%	4.36%	4.32%
Other Securities including stock in FRB and FHLB				5.00%	5.00%

Weighted Average Total	0.00%	3.22%	4.30%	4.49%	3.87%

For the year ended December 31, 2002

(dollars in thousands)	1 year or less	1 - 5 years	5 - 10 years	after 10 years	Total
Investment Portfolio Book Value:
US Treasury and other U.S. Government agencies	—	3,480	1,000	113	4,593
Mortgage Backed Securities			767	6,482	7,249
Other Securities including stock in FRB and FHLB				387	387
Total	—	3,480	1,767	6,982	12,229

Weigted Average Yield:
US Treasury and other U.S. Government agencies		4.04%	5.44%	7.50%	4.67%
Mortgage Backed Securities			5.90%	4.49%	4.63%
Other Securities including stock in FRB and FHLB				5.00%	5.00%

Weighted Average Total		4.04%	5.64%	4.57%	4.66%

Weighted average yields are stated on fully taxable basis, and the Bank does not have any tax-exempt investments and the end of 2002 or 2003.

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

The table below sets forth the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2003, using the interest rate sensitivity gap ratio.  For purposes of the table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

(dollars in thousands)	Up to 3 Months	>3 Months < 1 Year	1 year to 5 Years	over 5 Years	Total
Interest-Earning Assets:
Investments and Stock in FHLB and FRB	6,015	6,533	5,704	474	18,726
CD’s other Banks	—	3,000	550	—	3,550
FFS	5,495	—	—	—	5,495
Loans	54,231	12,887	6,777	5,568	79,463
Total	65,741	22,420	13,031	6,042	107,234
Interest-Bearing Liabilities:
Money Market and Now Accounts	3,748	—	—	—	3,748
Savings	37,859	—	—	—	37,859
Time Deposits	12,527	20,187	2,270		34,984
Other Borrowings (FHLB)	—	1,000	500	3,000	4,500
Subordinated Debt			3,093		3,093
Total	54,134	21,187	5,863	3,000	84,184

Interest Rate Sensitive Gap	11,607	1,233	9,961	3,042	25,843

Cumulative Gap Sensitivity	11,607	12,840	11,194	13,003	28,885

Cumulative Gap Ratio	121.4%	117.0%	45.0%	23.2%	131.9%

Cumulative Gap to Total Assets	11.7%	13.0%	11.3%	13.1%	29.2%

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

Based on current economic interest rate forecasts which suggest no material change in short term rates until after the November 2004 elections and the potential for a modest steepening of the yield curve moving into 2005, the Bank expects to continue to remain asset sensitive in 2004.  Strategies that are being used include but are not limited to maintaining a majority of its loans on a floating basic, selling or brokering fixed rate long term loans, maintaining short terms and adjustable rates for investments and closely monitoring deposit rates and trends.

Lending Activities

The Bank originates purchases, sells loans, and participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

	31-Dec-03		31-Dec-02
(dollars in thousands)	Amount	Percent	Amount	Percent
Loan Category:
Commercial	14,289	17.98%	15,399	23.62%
Agricultural	1,526	1.92%	2,324	3.57%
Real Estate	55,840	70.27%	37,662	57.78%
Construction	4,920	1.75%	6,539	10.03%
Consumer Loans	1,393	1.75%	1,891	2.90%
Leases	1,495	1.88%	1,372	2.10%
Total Loans	79,463	100%	65,187	100.00%

Standby Letters of Credit	30		64

Undisbursed Loan Commitments	27,578		18,079

The following table sets forth as of December 31, 2003 the maturities and sensitivities of loans to interest rate changes:

(dollars in thousands)	1 Year or Less	1 - 5 Years	Due after 5 Years	Total
Loan Category:
Commercial	14,025	113	151	14,289
Agricultural	1,429	97	0	1,526
Real Estate	44,393	6,050	5,397	55,840
Construction	4,920	0	0	4,920
Consumer Loans	1,294	99	0	1,393
Leases	1,200	295	0	1,495
Total Loans	67,261	6,654	5,548	79,463

Fixed and Variable Rate Loans:
Fixed Rate	13,919	6,654	5,548	26,121
Variable Rate	52,834	0	0	52,834
Nonaccrual Loans	508			508
Total Loans	67,261	6,654	5,548	79,463

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

The Bank is active in construction lending for interim loans to finance the construction of commercial and single family residential property.  While the construction loan totals are down as of December 31, 2003, there are a number of new construction loans and loan commitments that have not as yet been funded.  These loans are typically short term of 12 to 18 months.  As a rule, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for this kind of building.

Residential real estate loans are generally limited to home equity loans and home equity lines of credit.  The Bank has not been active in residential real estate lending.  In January 2003, the Bank contracted with another intermediary to provide residential lending services, systems and support.  This service is expected to result in a higher volume of residential loans and improved lending services for the Bank’s customers.  This program is being specifically designed to meet the needs of low to moderate income residents in the Bank’s market area in 2004.

Other real estate loans consist primarily of commercial and industrial real estate loans. These loans are made based on the income generating capacity of the property or the cash flow of the borrower.  These loans are secured by the property. The Bank offers both fixed and variable rate loans with maturities, which generally do not exceed 25 years, unless the loans are SBA loans secured by real estate or other commercial real estate loans easily sold in the secondary market.

The Bank makes SBA-guaranteed loans and sells the guaranteed portion of our SBA loans in the secondary market but retains the servicing rights for such SBA loans. At December 31, 2003 and 2002, the Bank serviced approximately $19.7 million and $17.3 million, respectively, in SBA loans. SBA loans are categorized as Commercial or Real Estate depending on the underlying collateral.

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

Loan grades are based on a risk assessment with loans with minimum risk graded as “Pass” with other classifications of “Special Mention”, “Substandard”, “Doubtful” and “Loss”, depending on credit quality.  As these loans are identified in our review process, they are added to the internal watch list and a loss allowance is established for them as follows:  Special Mention – 5%, Substandard – 15%, Doubtful – 50%, and Loss – 100%.  Additionally, loans are examined regularly by the Bank’s federal and state regulators, and the Bank engages an outside firm to perform periodic reviews of the loan portfolio and to test the adequacy of the Allowance for Loan Losses.

Loans are not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt at which time a further review of loans is conducted.

The following table provides year end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

(dollars in thousands)	31-Dec-03	31-Dec-02
Loans on Nonaccrual Basis	508	0
Loans Past Due 90 Day or more	11	0
Restructured Loans	0	0
Total Nonperforming Loans	519	0
Other Real Estate Owned
Total Nonperforming Assets	519	0

Nonaccrual Loans to Total Loans	0.84%	0.00%
Past Due 90 Days or More to Total Loans	0.02%	0.00%
Restructured Loans to Total Loans	0.00%	0.00%
Nonperforming Loans to Total Loans	0.65%	0.00%

Allowance for Loan Losses to Nonperforming Loans	156%	na

Nonperforming Assets to Total Assets	0.46%	0.00%

Restructured loans are those loans with concessions in interest rates or repayment terms to assist the borrower. Non-accrual loans are generally loans which are past due 90 days or are loans that management believes the interest upon which may not be collectible.

As of December 31, 2003 the nonarrual loans were all SBA loans with $436,000 of the total guaranteed.  These loans are well secured and no loss is currently anticipated.  The $11,000 in past due loans represents two leases which are secured by equipment and in the process of collection.  At December 31, 2002, the Bank had no loans on nonaccrual or past due 90 days or more and still accruing.

Other real estate owned is acquired in satisfaction of loan receivables through foreclosure or other means and is carried on an individual asset basis at the estimated fair value less selling expenses. The Bank had no other real estate owned as of December 31, 2003 and 2002

While credit quality as measured by loan delinquencies appears to be satisfactory as of December 31, 2003, there can be no assurances that new problem loans will not develop in future periods.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes cause on or more borrowers to experience problems in the coming months.

The Bank has not identified any loans that have deteriorated or where credit risk has increased following the December 22, 2003 San Simeon Earthquake which caused more than $200 million in damage in Paso Robles.  While most of the damage assessment has been completed, there is no assurance that additional problems which could impact the Bank’s borrowers will not arise.  A limited number of loans in the Paso area were placed on the internal watch list to allow management to increase monitoring of these loans during the recovery period.

The Bank has no foreign loans.

Potential Problem Loans

As of March 1, 2004, there has been no material change in asset quality.

Loan Concentrations

The Board of Directors has approved concentrations (of capital) levels for various loan types based on the Bank’s business plan and historic loss experience. On a quarterly basis, management provides a loan concentration report to the board in writing with information relating to concentrations.  Management’s review of possible concentrations includes an assessment of loans to a multiple of borrowers engaged in similar activities which would cause them to be similarly impacted by economic conditions or other conditions.  Management is not aware of any such concentrations in similar activities.

The following table reflects the major concentrations in real estate lending as of December 31, 2003 as compared to a September 2003 (most currently available) California peer group of 50 banks with total assets of $100 million to $200 million:

Report of Real Estate Loan Concentrations

(dollars in thousands)

Real Estate	Loans	% of Assets	Peer Group
Construction and Land	4,919	4.34%	8.40%
Commercial Real Estate	51,559	45.44%	41.94%
1-4 family	4,280	3.77%	5.89%
Mulit Family	—	0.00%	6.04%
Farmland	—	0.00%	0.75%
	60,758	53.55%	49.16%

As of December 31, 2003, the report shows a concentration in commercial real estate loans.  However, these loans are well secured, seasoned loans with no classified loans or loss experience.  The commercial real estate market in San Luis Obispo County remains very strong, with good demand, limited vacancies and rising rents.

The Bank had previously purchased a large number of commercial real estate loans from another financial institution.  A majority of these loans have been paid off or were refinanced by other financial institutions during 2003.  The remaining balance for these seasoned loans totaled $1.7 million as of December 31, 2003.

The Bank’s analysis of loan concentrations plus the peer group analysis suggest that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California traditionally are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank does carefully consider economic trends and real estate values to the best of its ability.

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses and certain ratios relating to the allowance for loan losses:

(dollars in thousands)	31-Dec-03	31-Dec-02
Allowance For Loan Losses:
Balance at Beginning of Period	744	635
Actual Charge-offs:
Commercial	110	49
Consumer	—	6
Real Estate
Total Charge-Offs	110	55
Less Recoveries:
Commercial	57	32
Consumer	1	—
Real Estate	—	—
Total Recoveries	58	32

Net Loans Charged Off	52	23
Provision for Loan Losses	120	132
Balance at End of Period	812	744

Ratios:
Net Loans Charged Off to Average Loans	0.08%	0.04%
Allowance for Loan Losses to Total Loans	1.02%	1.14%

The Bank performs a quarterly detailed review to identify the risks inherent in the loan portfolio, to assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense.  Systematic reviews follow the methodology set forth by various regulatory policy statements on the allowance for loan losses.

A key element of the Bank’s methodology is the previously discussed credit classification process.  As of December 31, 2003, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio.  The inherent risk present in the “acceptable” portion of the loan portfolio is taken into consideration and adjustments made for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans.

Management and the board consider the allowance for loan losses to be adequate to provide for losses inherent in the loan portfolio. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions. In addition, federal regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.  Material additions to the allowance for loan losses would decrease earnings and capital and would thereby reduce the ability to pay distributions among other adverse consequences.

The ratio of allowance for loan losses to total loans as of December 31, 2003 was 1.02%, and management and the board feel this is adequate based on its analysis and reviews of the portfolio.  The analysis assumes that there will be no material asset quality problems following the “recession” and a continued resumption of economic growth in the Central Coast.

As part of the analysis of the allowance, the Bank also assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2003.

	31-Dec-03				31-Dec-02
(dollars in thousands)	Loans	Percent	Factor	Reserve Amt.	Loans	Percent	Factor	Reserve Amt.
Total Loans:
Real Estate	51,643	67%	0.31%	160	37,477	57%	0.40%	150
Other Security	23,760	30%	1.24%	294	24,394	37%	1.13%	275
Unsecured	2,852	4%	0.81%	23	3,316	5%	0.75%	25
Total Loans	78,255	100%	0.59%	477	65,187	100%	0.69%	450
Other Factors:
Other Economic Factors				178		—		176
Total Other	30			178				176

Classified Loans	1,208		12.91%	156	875		13.49%	118
Total Allowance for Loan Losses				811				744

Actual Allowance				811				744

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $96.3 million at December 31, 2003 and $87.5 million at the end of 2002.  Deposits increased by $8.8 million or 10.1% in 2003 following a 22% or $15.8 million increase in 2002.

The following table reflects the average amount and average rate paid on each of the following deposit classifications for the reported periods:

	31-Dec-03		31-Dec-02
(dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Averag Rate Paid
Deposits in Domestic Offices:
Noninterest bearing demand	16,630	0.00%	13,851	0.00%
Demand, interest-bearing	2,682	0.37%	3,277	1.07%
Savings	36,482	1.32%	30,494	2.26%
Time	34,095	2.04%	32,153	2.99%
Total Deposits	89,889	1.32%	79,776	2.11%

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset liability considerations.  The Bank has used and expects to continue to use an Investor Savings product that pays higher rates than normal savings and similar rates to money market accounts as a special product unique to the Bank, but management also expect to see the relative percentage of Investor Savings to total deposit to continue to decline.

The Bank anticipates that interest rates will begin to increase in late 2004 as the current economic conditions continue to show improvement, the November election, and geopolitical issues are resolved and when the economy begins to shift back into consistent growth.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2003:

(dollars in thousands)	3 months or less	3 - 6 months	6 - 12 months	over 12 months	Total
Deposit Maturities:
Certificates of $100,000 or more	9,479	4,697	9,395	1,238	24,809

Short Term and Other Borrowings

As of December 31, 2003, the Bank had $4.5 million in outstanding loans to the Federal Home Loan Bank of San Francisco.

See Note F of the notes to consolidated financial statements.

See Note G Junior Subordinated Securities.

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California and real estate values continue to show increases with steady demand for both residential and commercial properties.  There can be no assurance that the economy will improve in the short term, and the Bank has adopted a cautiously optimistic outlook with close attention to credit quality, to interest rate risk, and control of operational expenses.

On December 22, 2003, the San Simeon Earthquake hit the Paso Robles area around the Bank’s branch the hardest but was felt throughout the county.  Estimates suggest damages in excess of $200 million.  To the best of management’s knowledge there was no material damage to the Bank’s leased office in Paso and there has been no reported major increase in credit risk for the Bank’s loans in the Paso area or in other parts of the county.  The County was declared a Federal Disaster Area and residents and businesses were eligible for FEMA & SBA assistance until March 15, 2004.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for the two reporting periods:

	31-Dec-03	31-Dec-02
Return on Assets	0.71%	0.84%
Return on Average Equity	8.82%	10.57%

The impact of the mild recession in 2003, the impact of very slow loan activity in 2003 due to a high volume of loan refinancing at low, long-term, fixed-rates which the Bank was not willing to match and the added overhead expenses for a full year of the Nipomo and Arroyo Grande branches were the primary contributing factors to the decline in ROA and ROE in 2003 compared to 2002.

Item 7.         Financial Statements

VALUE THE DIFFERENCE

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2003 and December 31, 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Draft – for discussion purposes only

Laguna Hills, California

January 27, 2004

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PLEASANTON  •  RANCHO CUCAMONGA  •  SAN JOSE

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
ASSETS

Cash and Due from Banks	$2,798,175	$3,024,051
Federal Funds Sold	5,495,000	12,295,000
TOTAL CASH AND CASH EQUIVALENTS	8,293,175	15,319,051

Interest-Bearing Deposits in Other Banks	3,550,000	3,000,000

Investment Securities:
Investment Securities Available for Sale	6,951,780	5,260,475
Investment Securities Held to Maturity	11,300,627	6,630,449
TOTAL INVESTMENT SECURITIES	18,252,407	11,890,924

Loans:
Commercial	15,784,061	16,770,152
Agricultural	1,526,632	2,324,468
Construction	4,919,585	6,539,327
Real Estate	55,839,615	37,662,315
Consumer	1,393,407	1,891,124
TOTAL LOANS	79,463,300	65,187,386

Allowance for Loan Losses	(811,925)	(744,248)
NET LOANS	78,651,375	64,443,138

Federal Reserve Bank Stock and Other Stock, at Cost	473,609	337,984
Premises and Equipment	2,429,851	2,488,061
Accrued Interest and Other Assets	1,815,007	1,529,071

	$113,465,424	$99,008,229

The accompanying notes are an integral part of these consolidated financial statements.

	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$20,195,209	$15,005,159
Money Market, NOW and Savings	41,106,568	38,779,946
Time Deposits Under $100,000	10,174,539	10,331,312
Time Deposits $100,000 and Over	24,809,222	23,388,584
TOTAL DEPOSITS	96,285,538	87,505,001

Other Borrowings	4,500,000	2,500,000
Junior Subordinated Debt Securities	3,093,000	—
Accrued Interest and Other Liabilities	1,041,360	1,053,740
TOTAL LIABILITIES	104,919,898	91,058,741

Commitments and Contingencies - Notes D and M	—	—

Shareholders’ Equity:
Preferred Stock Authorized 1,000,000 Shares:
Series A - $5 Stated Value; Issued and Outstanding, 100,000 Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; Issued and Outstanding, 20,500 Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; Issued and Outstanding, 50,000 Liquidation Value of $500,000	500,000	500,000
Common Stock - Authorized 1,000,000 Shares; Issued and Outstanding, 630,166 in 2003 and 2002	6,273,101	6,273,101
Retained Earnings	1,170,337	528,890
Accumulated Other Comprehensive Income - Unrealized Appreciation on Available-for-Sale Securities, net of tax	18,288	63,697
TOTAL SHAREHOLDERS’ EQUITY	8,545,526	7,949,488

	$113,465,424	$99,008,229

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2003 and 2002

	2003	2002
INTEREST INCOME
Interest and Fees on Loans	$4,716,796	$4,721,149
Interest on Investment Securities	614,221	649,398
Other Interest Income	213,295	204,320
TOTAL INTEREST INCOME	5,544,312	5,574,867

INTEREST EXPENSE
Interest on Money Market, NOW and Savings	492,121	725,180
Interest on Time Deposits	697,557	959,899
Other Interest Expense	79,037	44,593
TOTAL INTEREST EXPENSE	1,268,715	1,729,672

NET INTEREST INCOME	4,275,597	3,845,195

Provision for Loan Losses	120,000	132,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,155,597	3,713,195

NONINTEREST INCOME
Gain on Sale of Loans	600,015	631,807
Bank Enterprise Award	180,900	182,936
Service Charges, Fees and Other Income	586,255	543,886
	1,367,170	1,358,629
NONINTEREST EXPENSE
Salaries and Employee Benefits	2,381,261	1,959,136
Occupancy Expenses	345,892	279,070
Furniture and Equipment	202,622	217,348
Other Expenses	1,459,704	1,349,305
	4,389,479	3,804,859
INCOME BEFORE INCOME TAXES	1,133,288	1,266,965
Income Tax Expense	416,774	514,822

NET INCOME	$716,514	$752,143
Per Share Data:
Net Income - Basic	$0.95	$1.07
Net Income - Diluted	$0.91	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003 and 2002

						Accumulated
	Preferred	Common Stock		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income	Total

Balance at January 1, 2002	$583,800	630,066	$6,272,276		$(153,185)	$71,002	$6,773,893

Issuance of Preferred Stock, Series C	500,000						500,000

Exercise of Stock Options		100	825				825

Dividends Paid					(70,068)		(70,068)

Comprehensive Income:
Net Income				$752,143	752,143		752,143

Net Unrealized Loss on Available-for-Sale Securities, Net of Taxes of $10,695				(7,305)		(7,305)	(7,305)

Total Comprehensive Income				$744,838

Balance at December 31, 2002	1,083,800	630,166	6,273,101		528,890	63,697	7,949,488

Dividends Paid					(75,067)		(75,067)

Comprehensive Income:
Net Income				$716,514	716,514		716,514

Net Unrealized Loss on Available-for-Sale Securities, Net of Taxes of $34,433				(45,409)		(45,409)	(45,409)

Total Comprehensive Income				$671,105

Balance at December 31, 2003	$1,083,800	630,166	$6,273,101		$1,170,337	$18,288	$8,545,526

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003 and 2002

	2003	2002
OPERATING ACTIVITIES
Net Income	$716,514	$752,143
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	202,623	218,452
Provision for Credit Losses	120,000	132,000
Gain on Loan Sales	(600,015)	(631,807)
Net Change in Other Assets and Liabilities	(261,358)	(419,917)
NET CASH PROVIDED BY OPERATING ACTIVITIES	177,764	50,871

INVESTING ACTIVITIES
Net Change in Federal Reserve Bank and Other Stock	(135,625)	(115,509)
Change in Deposits in Other Banks	(550,000)	9,345
Purchase of Available-for-Sale Securities	(10,567,042)	(3,765,367)
Purchase of Held-to-Maturity Securities	(10,512,031)	(5,552,412)
Proceeds from Maturities of Available-for-Sale Securities	8,772,080	4,829,733
Proceeds from Maturities of Held-to-Maturity Securities	5,932,807	3,438,077
Proceeds from Loan Sales	6,701,730	6,329,992
Net Increase in Loans	(20,499,616)	(10,446,897)
Purchases of Premises and Equipment	(144,413)	(316,379)
NET CASH USED BY INVESTING ACTIVITIES	(21,002,110)	(5,589,417)

FINANCING ACTIVITIES
Net Increase in Demand Deposits and Savings Accounts	7,516,672	11,013,936
Net Increase in Time Deposits	1,263,865	4,806,715
Net Change in Other Borrowings	2,000,000	2,080,000
Proceeds from Issuance of Junior Subordinated Debt Securities	3,093,000	—
Payment of Dividends	(75,067)	(70,068)
Proceeds from Exercise of Stock Options	—	825
Proceeds from Issuance of Preferred Stock	—	500,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,798,470	18,331,408

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,025,876)	12,792,862
Cash and Cash Equivalents at Beginning of Period	15,319,051	2,526,189
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,293,175	$15,319,051

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$1,297,991	$1,704,969
Taxes Paid	$359,823	$637,331

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 and 2002

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

Mission Community Development Corporation

Mission Community Development Corporation is a community development corporation, which provides financing for small businesses and low- and moderate-income areas and projects.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of Mission Community Development Corporation were not material as of December 31, 2003.

Mission Community Services Corporation

Mission Community Services Corporation was organized and the corporation established in 1998 as a not-for-profit company.  This company’s primary focus will be to provide technical support and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  The Board of Directors of Mission Community Services Corporation includes representatives from the Company and the Bank, together with members representing the communities represented.  During 2003, the Company pledged a $250,000 interest-bearing deposit as collateral for borrowings of Mission Community Services Corporation.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank complied with the reserve requirements as of December 31, 2003.

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

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

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

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans.  Accrual of interest on such loans is discontinued when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Income on such loans is then only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

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

Allowance for Loan Losses

The allowance for loan losses is adjusted by charges to income and decreased by charge-offs (net of recoveries).  Management performs quarterly analysis of the allowance for loan losses to determine its adequacy.  In this analysis, all non-classified loans are segmented into components by loans type and internal risk ratings.  Estimated loss factors are applied to each loan pool based on historical losses as well as managements assessment of current factors that may impact these historical factors such as changes in the local economy, changes in underwriting standards, changes in loans concentrations and changes in past due and non-performing trends.  Significant loans classified as less than acceptable by either the Bank’s regulators, external credit review consultants or internally by management are evaluated separately in the process.  In this evaluation, management reviews the borrower’s ability to repay as well as the estimated value of any underlying collateral.

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

Advertising Costs

The Bank expenses the costs of advertising in the period incurred.

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

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2003	2002
Net Income:
As Reported	$716,514	$752,143
Stock-Based Compensation using the Intrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(43,106)	(37,243)

Pro Forma	$673,408	$714,900

Basic Income Per Share:
As Reported	$0.95	$1.07
Pro Forma	0.90	1.02

Diluted Income Per Share:
As Reported	0.91	1.05
Pro Forma	0.85	1.01

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.  These reclassifications are of a normal recurring nature.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

Available-for-Sale Securities:
December 31, 2003:
U.S. Government Agencies	$5,501,031	$36,381	$(10,470)	$5,526,942
Mortgage-Backed Securities	1,419,753	8,390	(3,305)	1,424,838

	$6,920,784	$44,771	$(13,775)	$6,951,780

December 31, 2002:
U.S. Government Agencies	$3,249,116	$85,264	$—	$3,334,380
Mortgage-Backed Securities	1,900,521	25,574	—	1,926,095

	$5,149,637	$110,838	$—	$5,260,475

Held-to-Maturity Securities:
December 31, 2003:
U.S. Government Agencies	$7,997,592	$21,852	$(82,463)	$7,936,981
Mortgage-Backed Securities	3,303,035	53,421	(219,455)	3,137,001

	$11,300,627	$75,273	$(301,918)	$11,073,982

December 31, 2002:
U.S. Government Agencies	$1,363,260	$4,378	$—	$1,367,638
Mortgage-Backed Securities	5,218,660	96,486	(355,631)	4,959,515
Other	48,529	10,637	—	59,166

	$6,630,449	$111,501	$(355,631)	$6,386,319

Investments securities carried at $5,500,000 and $5,493,000 as of December 31, 2003 and 2002, respectively, were pledged to secure short-term borrowings and other deposits as required by law.

One of the Company’s held-to-maturity mortgage-backed securities has been in an unrealized loss position for over twelve months.  This security had a carrying value of $427,024 as of December 31, 2003.  Unrealized losses on this security have declined from $345,561 at December 31, 2002 to $209,524 as of December 31, 2003.  The Company does not consider the security to be permanently impaired due to its investment grade rating and continued performance on the underlying mortgages.

The scheduled maturities of securities available for sale at December 31, 2003, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in One Year to Five Years	$4,466,300	$4,490,485	$4,000,000	$3,988,405
Due in Five Years to Ten Years	1,000,000	1,004,375	2,000,000	1,988,755
Due in Greater Then Ten Years	34,731	32,082	1,997,592	1,959,820
Mortgage-Backed Securities	1,419,753	1,424,838	3,303,035	3,137,001

	$6,920,784	$6,951,780	$11,300,627	$11,073,981

Included in accumulated other comprehensive income at December 31, 2003 were net unrealized gains on investment securities available for sale of $30,996 less applicable income taxes of $12,708.  Included in accumulated other comprehensive income at December 31, 2002 were net unrealized gains on investment securities available for sale of $110,838 less applicable income taxes of $47,141.

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

The Bank also originates SBA loans for sale to institutional investors.  At December 31, 2003 and 2002 the Bank was servicing approximately $19,707,230 and $17,342,000, respectively in loans previously sold or participated. The Bank has recorded servicing assets related to these loans totaling $606,698 and $427,536 at December 31, 2003 and 2002, respectively. The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2003 and 2002.

Included in total loans are net deferred loan fees of $78,349 and discounts related to the unguaranteed portion of SBA loans of $627,855 at December 31, 2003.  Included in total loans are net deferred loan fees of $8,685 and discounts related to the unguaranteed portion of SBA loans of $480,774 at December 31, 2002.

A summary of the changes in the allowance for possible loan losses as of December 31 follows:

	2003	2002

Balance at Beginning of Year	$744,248	$635,468
Additions to the Allowance Charged to Expense	120,000	132,000
Recoveries on Loans Charged Off	57,962	32,774
	922,210	800,242

Less Loans Charged Off	(110,285)	(55,994)

Balance at End of Year	$811,925	$744,248

The following is a summary of the investment in impaired loans, the related allowance for loan losses, and income recognized thereon and information pertaining to loans on nonaccrual and certain past due loans as of December 31:

	2003	2002

Recorded Investment in Impaired Loans	$508,000	$—
Related Allowance for Loan Losses	$36,000	$—
Average Recorded Investment in Impaired Loans	$127,000	$540,000
Interest Income Recognized for Cash Payments	$2,666	$2,905
Total Loan on Nonaccrual	$508,000	$2,905
Total Loans Past Due 90 Days or More and Still Accruing	$11,000	$—

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2003	2002

Land	$976,498	$976,498
Buildings	722,333	722,333
Leasehold Improvements	341,519	338,451
Furniture, Fixtures, and Equipment	1,385,139	1,242,139
	3,425,489	3,279,421
Accumulated Depreciation and Amortization	(995,638)	(791,360)

	$2,429,851	$2,488,061

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2008.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

Rental expense relating to these leases was approximately $155,000 in 2003 and $121,000 in 2002.

At December 31, 2003, the approximate future minimum annual payments under these leases are as follows:

2004	$157,392
2005	123,361
2006	62,712
2007	39,122
2008	12,754

$395,341

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent.  It is not a forecast of rental expenses.

NOTE E - DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits are as follows:

Due in One Year	$27,412,916
Due in One to Five Years	7,566,277
Due in Five to Ten Years	4,568

$34,983,761

NOTE F - OTHER BORROWINGS

Other borrowings at December 31, 2003 are comprised of the following advances from the Federal Home Loan Bank of San Francisco:

Maturity Date	Interest Rate	Amount
5/13/2004	3.58%	500,000
10/1/2004	2.09%	500,000
6/5/2006	1.76%	500,000
11/19/2013	4.82%	1,000,000
12/11/2013	4.98%	1,000,000
12/16/2013	4.88%	1,000,000

		$4,500,000

These advances are secured by loans of approximately $11 million.  As of December 31, 2003, the Bank had a total borrowing capacity of approximately $5.6 million with the Federal Home Loan Bank of San Francisco.

The Bank also has unsecured borrowing lines with correspondent banks totaling $4,000,000 and the Company had one borrowing line totaling $200,000.  As of December 31, 2003, there were no balances outstanding on these lines.

NOTE G – JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at LIBOR plus 2.95% for an effective rate of 4.1% as of December 31, 2003.  The debt securities can be redeemed for 105% of the principal balance through October 7, 2008 and at par thereafter.  The debt securities can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Mission Community Capital Trust. The balance of the equity of Mission Community Capital Trust is comprised of mandatorily redeemable preferred securities.  Under FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No.51” the Company is not allowed to consolidate Mission Community Capital Trust into the Company financial statements.  Prior to the issuance of FIN No. 46, Bank Holding Companies typically consolidated these entities.  The Federal Reserve Board had ruled that certain mandatorily redeemable preferred securities of a consolidated entity qualified as Tier 1 Capital.  The Federal Reserve Board is evaluating the capital impact from FIN No. 46 but has not issued any final ruling.  As of December 31, 2003, the Company has included the net junior subordinated debt in its Tier 1 Capital for regulatory capital purposes.

NOTE H - INCOME TAXES

The income tax expense for the years ended December 31, 2003 and 2002 is comprised of the following:

	2003	2002
Current Taxes:
Federal	$333,276	$385,318
State	106,498	134,504
	439,774	519,822
Deferred	(23,000)	(5,000)

	$416,774	$514,822

A comparison of the federal statutory income tax rates to the Company’s effective income tax follows:

	2003		2002
	Amount	Rate	Amount	Rate

Federal tax rate	$385,000	34.0%	$431,000	34.0%
California franchise taxes, net of federal tax benefit	82,000	7.2%	91,000	7.2%
Other items - net	(50,226)	(4.4)%	(7,178)	(0.6)%

	$416,774	36.8%	$514,822	40.6%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets:

	2003	2002
Deferred Tax Assets:
Bank Enterprise Award Deferral	$38,000	$112,000
Allowance for Loan Losses Due to Tax Limitations	296,000	268,000
Other	188,000	109,000
	522,000	489,000
Deferred Tax Liabilities:
Cash Basis of Tax Reporting	(96,000)	(125,000)
Depreciation Differences	(74,000)	(36,000)
Unrealized Gain on Investment Securities	(13,000)	(47,000)
Other	(6,000)	(5,000)
	(189,000)	(213,000)

Net Deferred Tax Assets	$333,000	$276,000

NOTE I - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of 3.75%, expected lives of five years, no dividend payments and disregarding any stock price volatility.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2003 and 2002 and changes during the years is presented below:

	2003		2002
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Year	158,666	$9.69	144,166	$9.41
Granted	—	$—	21,500	$11.30
Exercised	—	$—	(100)	$8.25
Forfeited	(3,700)	$10.88	(6,900)	$8.85

Outstanding at End of Year	154,966	$9.66	158,666	$9.69

Options Exercisable at Year-End	119,966	$9.71	89,133	$9.80

Weighted-Average Fair Value of Options Granted During the Year		N/A		$1.91

The following table summarizes information about fixed options outstanding at December 31, 2003:

	Options Outstanding
		Weighted- Average Remaining Contractual Life		Options Exercisable
Exercise Price	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$10.00	99,966	4.1 years	$10.00	99,966	$10.00
$7.50 - $8.25	36,000	7.3 years	$7.85	15,400	$7.86
$11.30	19,000	8.7 years	$11.30	3,800	$11.30

	154,966	5.6 years	$9.66	119,166	$9.71

NOTE J - OTHER EXPENSES

Other expenses as of December 31 are comprised of the following:

	2003	2002

Data Processing	$371,863	$409,515
Professional Expenses	132,190	87,395
Marketing and Business Promotion	114,216	138,997
Insurance and Regulatory Assessments	93,127	87,841
Office Supplies and Expenses	193,701	195,009
Other Expenses	554,607	430,548

	$1,459,704	$1,349,305

NOTE K - PREFERRED STOCK

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

NOTE L - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

	2003	2002

Balance at the beginning of the year	$2,656,000	$1,608,000
New loans and renewals	1,300,000	1,590,000
Repayments and renewals	(1,831,262)	(542,000)

Balance at the end of the year	$2,124,738	$2,656,000

Deposits from related parties held by the Bank at December 31, 2003 amounted to approximately $1,115,000.

NOTE M - COMMITMENTS AND CONTINGENCIES

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2003	2002

Commitments to Extend Credit	$27,578,000	$18,079,000
Standby Letters of Credit	30,000	64,000

	$27,608,000	$18,143,000

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

NOTE N - EARNINGS PER SHARE

The following is a reconciliation on net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2003		2002
	Income	Shares	Income	Shares

Net Income	$716,514		$752,143
Average Common Shares Outstanding During the Year		630,166		630,075
Preferred Shares Participating in Net Income With Common Shareholders - Average		120,500		71,596
Used in Basic EPS	716,514	750,666	752,143	701,671
Dilutive Effect of Outstanding Stock Options		37,848		14,590

Used in Dilutive EPS	$716,514	788,514	$752,143	716,261

Preferred shares are included in the computation of basic earnings per share because they share equally with common shares in the distribution of net income and they do not have a stated dividend rate.

NOTE O - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank’s category).  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual		To Be Adequately Capitalized		To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$10,651	12.4%	$7,390	8.0%	$9,238	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,633	11.5%	$3,695	4.0%	$5,543	6.0%
Tier 1 Capital (to Average Assets)	$10,633	9.7%	$4,395	4.0%	$5,494	5.0%

As of December 31, 2002:
Total Capital (to Risk-Weighted Assets)	$8,625	11.7%	$5,907	8.0%	$7,383	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$7,880	10.7%	$2,953	4.0%	$4,430	6.0%
Tier 1 Capital (to Average Assets)	$7,880	7.9%	$3,973	4.0%	$4,967	5.0%

The Company will be subject to similar requirements when its consolidated assets exceed $150 million.  For capital adequacy purposes, the Company must then maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively.  Its total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets was 13.4%, 12.3% and 10.4%, respectively at December 31, 2003, and 11.7%, 10.7% and 7.9%, respectively, at December 31, 2002.

NOTE P - FORMATION OF MISSION COMMUNITY BANCORP

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for the surrender of all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction.  The acquisition was accounted for like a pooling of interests and the consolidated financial statements contained herein have been restated to give full effect to this transaction.

Mission Community Bancorp has no significant business activity other than its investment in Mission Community Bank.  Accordingly, no separate financial information on the Company is provided.

NOTE Q - BANK ENTERPRISE AWARD

During 2001, the Bank received a $990,000 award under the Fiscal Year 2001 Bank Enterprise Award Program.  The program is sponsored by the Department of Treasury, Community Development Financial Institutions Fund.  The Bank received the award for making a total of $3,000,000 in deposits with certified Community Development Financial Institutions.

The Bank deferred approximately $452,000 of the award to increase the future earnings on the deposits to market rates.  The Bank recognized approximately $180,000 of this deferred amount in 2003.  The Bank will recognize the balance of approximately $92,000 in 2004.

NOTE R - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The estimated fair value of financial instruments is summarized as follows: (dollar amounts in thousands)

	December 31,
	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$2,798	$2,798	$3,024	$3,024
Federal funds sold	5,495	5,495	12,295	12,295
Interest-Bearing Deposits	3,550	3,550	3,000	2,727
Investment securities	18,252	18,026	11,891	11,646
Loans, net	78,651	78,583	64,443	64,384
Federal Reserve Bank and other Stocks	474	474	338	338
Accrued interest receivable	400	400	430	430

Financial Liabilities:
Deposits	96,286	96,360	87,505	87,681
Other borrowings	7,593	7,593	2,500	2,519
Accrued interest and other liabilities	1,041	1,041	781	781

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

DECEMBER 31, 2003 and 2002

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no change is or disagreements with the Company’s accountants.

Item 8A. Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank including periodic filings with the Securities Exchange Commission, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank of San Francisco (FRBSF) and the California Department of Financial Institutions (DFI).  Such periodic financial reports are prepared internally and reviewed by management prior to filing.  These financial reports are also reviewed for timely filing, completeness and accuracy with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, the Company based on its asset size and lack of activity other than banking is not independently examined by the FRB.

The Company and Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  During 2003, the Bank had internal audits preformed for operational procedures, financial reporting, and human resources.  Additional internal audits were conducted of the Bank’s computers and information management systems including information security, and the Bank has contracted for several years for an independent loan review function which reviews loans and lending activity once every two months.  Each of the internal audits along with management’s response to any observations are completed in writing and presented to the Board Audit Committee.  Management is then responsible to take any corrective action required to change, modify procedures or policies to improve internal controls and procedures. Internal audit engagements are in writing including the anticipated scope and are generally for 18 to 24 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board Audit Committee.  Based on internal audits preformed in 2003, neither management nor the Board Audit Committee have been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and banking holding company examination. As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action. Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of December 2003, the Bank is not operating under any formal or informal agreement with the FRB, DFI or OCC nor are any such agreements pending or anticipated.

Finally, internal controls and financial reporting is reviewed by registered public accountants on an annual basis.  These audited reports including any recommendations for improvements in accounting or internal controls are presented to management and the Board Audit Committee.  As of December 31, 2003, the audited financial statements of the Company have been certified by the Company’s registered public accountants with no material weaknesses identified in internal controls or financial reporting.  Beginning in 2005, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

No material changes have been made in internal controls during the past year.  However, the Bank did increase its budget and expenses for internal control reviews and internal auditing in 2003 and 2004. It also engaged a firm to perform a specific internal audit of the Bank’s information technology and information reporting systems including information security in 2003 with work to continue in 2004.  It has made minor staffing changes to improve internal controls based on recommendations made during the internal auditing process.

PART III

ITEM 9.                                                     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table lists the names and certain information as of December 31, 2003, concerning all directors and executive officers of the Company and the Bank.  The Company and the Bank have no “significant employees” except its executive officers.

Name and Title	Age	Business Experience for Past Five Years	Year First Elected or Appointed Director*
Bruce M. Breault Founding Chairman of the Board (Emeritus)	61	Partner and Owner, F. McLintocks, Inc. (restaurants) (1973-)	1996

Roxanne M. Carr Vice Chairman of the Board	66	Division President and Corporate Senior Vice President, The Mortgage House, Inc. (1995-); Regional Vice President, ARCS Mortgage, Inc. (1973-1995)	1997

Karla S. Cool Director	61	President and Owner, Central California Investments (1998-); Broker and Owner, Karla Cool Realty (1987-1998)	1998

William B. Coy Chairman of the Board	66	Owner and Manager Managing Partner, Rancho Rio Conejo (citrus and avocados) (1979-); Corporate Marketing Manager, San Luis Obispo County Farm Supply Company (1991-2001)	1996

William C. Demmin Executive Vice President/Chief Financial Officer	58	Banker (1)	N/A

Erol F. Giray, M.D.(2)	47	Psychiatrist	1997

Richard Korsgaard Executive Vice President/Chief Credit Officer	62	Banker (3)	N/A

Anita M. Robinson Director, President and Chief Executive Officer	51	Banker (4)	1996

Robin L. Rossi Director	56	President, Rossi Enterprises (property management) (1991-); President, Infinite Horizons, Inc. Manager of Avila Beach Resort and Blacklake Resort - Real estate investments (1979-)	1996

Gary E. Stemper Immediate Past Chairman of the Board	61	Eagle Castle Eagle Crest Winery, LLC, Manager (2000-); Sales Consultant and Technical Analyst, Artesia Ready Mix, Inc. (1996-2000); Partner, Eberle Winery of Paso Robles (1982-); Owner, Gary Stemper Construction Co. (1967-); Partner, Mill Road Vineyard (1994-)	1996

Karl F. Wittstrom Secretary	50	Self-Employed-real estate development, ranching, vineyards, investments, (1996-); President and CEO, Allwaste Transportation and Remediation, Inc. (1992-1996)	1997

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

(2)                                  Erol F. Giray, M.D. resigned from the Board of Directors of the Company and Bank effective November 21, 2003.  Dr. Giray remains subject to Rule 144 restrictions until February 21, 2004.

(3)                                  Mr. Richard Korsgaard joined the Bank on July 22, 2002 as the Executive Vice President and Chief Credit Officer.  Mr. Korsgaard has 38  years of banking experience.  For the period of March 2001 to March 2002 he held the position of Senior Vice President with California Bank and Trust, San Diego, California. From 1995 to 2001 he served as an Executive Vice President with Eldorado Bank, Laguna Hills, California, which was acquired by California Bank and Trust in March 2001. From 1982 to 1995 he was the Organizing President, Chief Executive Officer and Director of Mariners Bank, San Clemente, California.  From 1973 to May 1982 he held executive management positions, including Chief Operating Officer with Eldorado Bank.

(4)                                  Ms. Robinson has over 32 years of banking experience.  From 1982 to 1989 she was a Vice President, Branch Manager and
Commercial Loan Officer for National Bank of Southern California in Santa Ana, California.  From 1989 to 1993 Ms. Robinson served as Executive Vice President/Chief Credit Officer of Commerce Bank of San Luis Obispo.  In 1994 she became the President and Chief Executive Officer of Commerce Bank of San Luis Obispo and served in that capacity until the bank was acquired by ValliWide Bank in 1996.  Ms. Robinson began the organizing effort of the Bank in 1996 after the close of the acquisition.

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

The Board of Directors and Committees

During 2003, the Board of Directors held 12 regular meetings, and 2 special meetings.  In addition to attending Board meetings, certain of the directors serve on committees of the Board, with the Chairman and Vice Chairman being an Ex officio member of all of the committees.

The Executive Committee, which currently consists of Directors William B. Coy (Chairman), Bruce M. Breault, Roxanne Carr, Anita M. Robinson, Gary E. Stemper, and Karl F. Wittstrom, met 4 times in 2003.

The Audit Committee, which currently consists of Directors Karl F. Wittstrom (Chairman), Bruce M. Breault, Roxanne Carr, William B. Coy and Gary E. Stemper, reviews all internal and external examination reports and selects the Company’s/Bank’s independent accountants.  The Audit Committee met 4 times in 2003.

The Loan Committee, which currently consists of Directors Bruce M. Breault (Chairman), William B. Coy, Anita Robinson, Gary E. Stemper, Karl F. Wittstrom and Roxanne Carr (ex-officio), as well as Mr. Richard Korsgaard (non-voting), establishes the Bank’s loan policy, reviews loans made by Management, and approves loans in excess of Management’s lending authority.  The Loan Committee met 47 times in 2003.

The Bank’s Investment Committee, which currently consists of Directors Robin L. Rossi (Chairman), Bruce M. Breault, Roxanne Carr, Karla S. Cool, Anita M. Robinson, Karl F. Wittstrom and William B. Coy (ex-officio), as well as Mr. William C. Demmin (non-voting), sets policies and oversees the Bank’s investments. There were 3 meetings of the Investment Committee during 2003.

The Personnel and Compensation Committee, which currently consists of Directors Karla S. Cool (Chairman), Bruce M. Breault, William B. Coy, Anita M. Robinson, Karl F. Wittstrom and Roxanne Carr (ex-officio), reviews and approves the Bank’s overall compensation and benefit programs and administers the compensation for the Bank’s executive and senior officers. There were 3 meetings of the Personnel and Compensation Committee during 2003.

The Technology Committee, which currently consists of Directors Karla S. Cool (Chairman), Bruce M. Breault, William B. Coy, Anita M. Robinson, Gary E. Stemper and Roxanne Carr (ex-officio), is responsible for overseeing the Bank’s electronic banking and information systems and assisting management with technological changes in the banking and business environment.  There were 3 meetings of the Technology Committee in 2003.

The Bank does not have a standing Nominating Committee.  In connection with selecting candidates for nomination to the Board of Directors, including any nominees recommended by security holders, the Board of Directors (i) review compliance by the security holders with the Bank’s nominating procedures contained in the Bylaws and summarized in the Notice of Annual Meeting; (ii) review information assembled for the purpose of selecting candidates for nomination to membership on the Board of Directors;  and (iii) following appropriate investigation, ascertains the willingness of selected candidates to serve and extends on behalf of the Board of Director, invitations to become candidates.

During 2003, except for Roxanne Carr and Karl F. Wittstrom, all Directors attended at least 75% of the Board and Committee meetings.

Audit Committee Report

Pursuant to the Sarbanes-Oxley Act and SEC Regulation 14A, the Bank’s Audit Committee makes the following statements:

•                  The Audit Committee has reviewed and discussed the Bank’s audited financial statements with management;

•                  The Audit Committee has also discussed with the Bank’s independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented;

•                  The Audit Committee has received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No.1, as may be modified or supplemented, and has discussed with the independent accountant the independent accountant’s independence; and

•                  Based on the review and discussions referred to in the above paragraphs, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Bank’s Registration Statement on Form 10-SB for the fiscal year ended December 31, 2003 for filing with the SEC.

The members of the Bank’s Audit Committee are Karl F. Wittstrom (Chairman), Bruce M. Breault, Roxanne Carr, William B. Coy and Gary E. Stemper. These same individuals sit on the Audit Committee for both the Bank and the Company. Audit committee meetings are generally held simultaneously.

The information indicated in this section shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in this section, or to the liabilities of section 18 or the Exchange Act.

The Bank’s Audit Committee was established by and among the Board of Directors of the Bank for the purpose of overseeing the accounting and financial reporting processes of the Bank, and the audits of the financial statements of the Bank, and the members of the committee are considered to be independent according to the definition of a national securities association registered pursuant to Section 15 of the Securities Exchange Act of 1934.

Pursuant to its Charter, the Audit Committee is a standing committee appointed annually by the Board of Directors.  The Committee assists the Board of Directors in fulfilling its responsibilities to the shareholders and depositors relating to the quality and integrity of the Bank’s accounting systems and financial-reporting processes, the identification and assessment of business risks and adequacy of the overall control environment within the Bank.  In so doing, they will:

•                  Carry out their responsibilities in good faith and in an informed and vigilant manner;

•                  Review recommendations and reports submitted by the regulatory agencies, its external financial statement auditors, management, and other consultants and auditors;

•                  Routinely report to the Board of Directors, the Committee’s activities and all matters of significance, making recommendations for change as deemed advisable;

•                  Establish and maintain contact with the regulatory agencies, the external financial statement auditors, and other consultants and auditors to satisfy themselves that:  audit coverage is adequate, appropriate programs are maintained, and activities are executed properly;

•                  Discuss directly with management any issues of concern or interest to the Committee; and

•                  Employ such resources in the performance of their duties, including access to separate legal counsel and external consultants, as the Committee deems necessary.

Audit Committee Financial Expert

Pursuant to the requirements of Section 401(e) of Regulation SB, the Bank’s Board of Directors has determined that the Bank has two audit committee financial experts serving on its audit committee.  As defined in Item 401(e)(1) of Regulation SB, an audit committee financial expert means a person who has the following attributes:

•                  An understanding of generally accepted accounting principles and financial statements;

•                  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•                  Experience preparing auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Bank’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•                  An understanding of internal controls and procedures for financial reporting; and

•                  An understanding of audit committee functions.

An audit committee financial expert shall have acquired such attributes through:

•                  Education and experience as a principal financial officer, principal accounting officer, controller, public accountant or auditor or experience in one or more positions that involve the performance of similar functions;

•                  Experience actively supervising a principal financial officer, principal accounting officer, controller, public accountant, auditor or person performing similar functions;

•                  Experience overseeing or assessing the performance of companies or public accountants with respect to the preparation, auditing or evaluation of financial statements; or

•                  Other relevant experience.

The following two individuals have been determined to be “financial experts” as defined:

Bruce M. Breault

Founding Chairman of the Board (Emeritus)

Mr. Breault has many years of local business experience on the Central Coast in the restaurant, food and beverage sales industry.  Mr. Breault is presently Partner and Owner of the very successful F. McLintock’s Restaurants, which has over 400 employees with approximately annual sales of $16,000,000.  Mr. Breault regularly reviews all of his company’s unaudited financial statements, tax returns and internal or external audits that may be performed on the company.

Prior to becoming the Founding Chairman of the Board for Mission Community Bank in 1997, Mr. Breault had 12 years of former bank experience with Commerce Bank, San Luis Obispo, California which was a well-run, Premier Performing Bank.  Mr. Breault was an organizing director of Commerce Bank, served as the company’s Secretary, and also, served as Chairman of the bank’s Investment Committee.  Mr. Breault served as a member of the bank’s Audit Committee for 12 years, and as such, he regularly reviewed internal and external audits conducted on the bank, which included regulatory examinations, annual CPA audits, and internal or outsourced audits.

Mr. Breault has served as a member of Mission Community Bank’s Audit Committee since March 17, 1998.  Mr. Breault has reviewed all audits performed on the bank since it’s inception in December 1997.  This includes regulatory examinations, annual CPA audits, internal audits and outsourced audits.

Gary E. Stemper

Immediate Past Chairman of the Board

Mr. Stemper has many years of local business experience on the Central Coast, primarily in the construction and wine industries.  He is presently a contractor and owner of Gary Stemper Construction; and Partner and Manager of Eagle Castle Winery, LLC.  As owner and/or partner in these businesses, Mr. Stemper regularly reviews all of the companies’ financial statements, tax returns as well as any audits that may be performed on the companies.

Prior to becoming the a Director of Mission Community Bank in 1997, Mr. Stemper had 12 years of former bank experience with a Central Coast community bank,  Citizens Bank of Paso Robles.  During his association with Citizens Bank of Paso Robles, Mr. Stemper served as Chairman of the Board for 10 years, as well as a member of the Audit Committee for 10 years.  Mr. Stemper regularly reviewed audits conducted on the bank, including regulatory examinations, annual CPA audits, and all internal and/or outsourced audits.

Mr. Stemper has served as a member of Mission Community Bank’s Audit Committee since March 17, 1998 and has reviewed all audits performed on the bank since it’s inception in December 1997.  This includes regulatory examinations, annual CPA audits, internal audits and outsourced audits.

A person who is determined to be an audit committee financial expert will not be deemed an expert for any purpose, including without limitation for purposed of section 11 of the Securities Act of 1933, as a result of being designated or identified as an audit committee financial expert pursuant to Item 401 of Regulation SB.  Further, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation S-B does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and board of directors in the absence of such designation or identification.  In addition, the designation or identification of a person as an audit committee financial expert pursuant to Item 401 of Regulation SB does not affect the duties, obligations or liability of any other member of the audit committee or board of directors.

While the Company has designed two “financial experts”, there is currently one opening on the board for a person to replace Mr. Giray who resigned from the board at the end of 2003 due to personal reasons not related to the Company.  While no final candidate has been selected, the Company is using qualification as “financial expert” as one of the considerations in its search to fill this vacant position.

Corporate Governance

We have a strong commitment to good corporate governance and to the highest standards of ethical conduct.  Corporate governance received a heightened degree of focus from our Board of Directors and management during 2003.  On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “SOA”). The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the Securities and Exchange Commission (the “SEC”) and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC.  We have taken all required actions to comply with all the currently applicable provisions of the SOA and implementing regulations. Additionally, we continue to monitor regulations and rules proposed by the SEC and the FDIC relating to these matters and to plan for their implementation.

During 2003, we took a series of steps to review and improve our existing corporate governance practices. These steps included:

•                  A review of the composition of our Board of Directors to determine that we continue to have at least a majority of our directors that are independent, non-employee directors.  This has been the case at the Bank since the Bank’s inception.

•                  A review of our audit committee composition to assure that all current members meet both the existing as well as the proposed criteria for independence.

•                  The preparation of a draft of a revised audit committee charter which would, among other things, provide the committee with authority to (i) control directly the outside auditor, (ii) make hiring and termination decisions concerning the auditor, and (iii) approve all non-audit services. We expect that the revised charter will be adopted in the first quarter of 2004.

•                  The preparation of a code of conduct for our Chief Executive Officer and Chief Financial Officer as required by the SOA.

•                  Our Chief Executive Officer and Chief Financial Officer have begun certifying all quarterly and annual financial reports which we file with the FDIC, FRB and OCC.

•                  We have completed a review of our internal controls and our disclosure controls and procedures to ensure that we provide complete and accurate disclosures in our regulatory filings and other public reports.

•                  During 2003, the Bank considered several proposals to provide internal audit services from independent firms specializing in such work for community banks.  After reviewing engagement proposals, the BAC employed three separate firms based on the special nature of their work with community banks, to assist the Bank with its internal auditing program.  An additional firm has been contracted to assist the Bank for regulatory compliance auditing in 2004. With the exception of the compliance audit, each of the engagements are for 18 to 24 months with periodic work to be done during the life of the engagement.

ITEM 10.               EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth a summary of annual and long-term compensation for services in all capacities to the Bank for the Bank’s President and Chief Executive Officer, its Executive Vice President and Chief Financial Officer, and its Executive Vice President and Chief Credit Officer.

	Annual Compensation				Long-Term Compensation Awards
Name and Position	Year	Salary/ Benefits	Bonus	Other Annual Compensation (1)	Securities Underlying Options	All Other Compensation

Anita M. Robinson
President and Chief	2003	$140,400	—	$7,800	—	—
Executive Officer	2002	$130,000	$10,000	$7,800	—	—
	2001	$115,000	—	$7,800	5,000	—

William C. Demmin
Executive Vice	2003	$110,000	—	$4,800	—	—
President and Chief	2002	$100,020	—	$4,800	2,000	—
Financial Officer	2001	—	—	—	—	—

Richard Korsgaard
Executive Vice	2003	$105,000	—	$4,800	—	—
President and Chief	2002	—	—	—	—	—
Credit Officer	2001

(1) This figure represents automobile allowance paid during the year.

(2) Mr. Demmin, who was hired March 12, 2001, did not receive annual compensation of $100,000 or more in 2001.

(3) Mr. Korsgaard, who was hired July 22, 2002, did not receive annual compensation of $100,000 or more in 2002.

No other officer received annual compensation of $100,000 or more in 2003.  The Company currently pays no salaries to its officers.

Option/SAR Grants

On January 20, 1998 the Bank’s Board of Directors adopted the 1998 Stock Option Plan, pursuant to approval by the Bank’s shareholders prior to January 20, 1999.

In 2003, no stock options were granted, 3,700 incentive and non-qualified stock options were retired, and no stock options were exercised.

See Note I -  Stock Option Plan in the consolidated financial statements for outstanding options previously issued.

Long Term Incentive Plan Awards

There were no long-term incentive plan awards in 2002 or 2003.

Employment Contracts

On February 25, 2002, the Board of Directors approved a new employment contract for Ms. Robinson, effective for a five year term beginning on January 1, 2002, which provides for a base salary of $10,833 per month, an automobile allowance of $650 per month, expense reimbursement, $250,000 of life insurance, standard and customary medical and dental insurance benefits, and a non-recurring bonus of $10,000 payable by December 31, 2002.  The five year agreement provides for an annual review by the Board of Directors of the base salary provided to Ms. Robinson, which shall not be less than $10,833 per month during the life of the agreement. Effective January 1, 2003, the Board of Directors approved an increase to Ms. Robinson’s annual base salary to $11,700 per month. The contract provides for severance benefits of six months base salary for termination without cause, and severance benefits of sixty months base salary, from the date of event, for termination after a merger, change in control, or other defined corporation reorganizations.

In 2001 and 2002, the Bank entered into Change in Control Employment agreements with Executive Officers Demmin and Korsgaard, and also with four of the Bank’s Senior Vice Presidents, and in 2003 with two of the Bank’s Senior Vice Presidents, that will provide for severance benefits for termination after a merger, change in control, or other defined corporate reorganizations equal to a lump sum amount equal to six months salary.

Directors’ Compensation

During 2000, 2001 and part of 2002 the Bank’s directors were not paid for attending meetings of the Board or the committees on which they served.  On April 22, 2002 the bank’s Board of Directors approved a Director Compensation Program, which became effective on July 1, 2002, providing for outside directors to receive a monthly retainer of $500 for each Board Meeting attended and a fee of $100 for each Director Committee meeting attended.  In 2003, the Board received, on a cumulative basis, $61,700.00 in Director fees for meetings attended in 2003.

There were no Stock Option grants to Directors during the year-ending December 31, 2003.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer (President and Chief Executive Officer) and it principal financial officer (Executive Vice President and Chief Financial Officer.  This code is a written standard designed to reasonably deter wrongdoing and to promote:

•                  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  Full, fair, accurate, timely, and understandable disclosure in reports and documents filed to the Commission and other public communications;

•                  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•                  Accountability for adherence to the code.

A copy of the code is filed as an exhibit to this annual report.

ITEM 11                                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2003, concerning the beneficial ownership of the Company’s outstanding Common Stock: (i) by each of the directors and executive officers; and (ii) by all directors and executive officers of the Company as a group.  Management is not aware of any change in control of the Company which has occurred since January 1, 2004 or of any arrangement which may, at a subsequent date, result in such a change in control.

Management of the Company is aware of one person who owns, beneficially or of record, more than 5% of the Company’s outstanding Common Stock:

The Patrick W. Hopper Trust beneficially owns 41,634 shares of common stock, or 6.5% of total shares outstanding.

The U.S. Department of Treasury Community Development Financial Institutions Fund holds the equivalent of 100,000 shares Common Stock under their combined ownership of Series A and Series C Convertible Preferred Stock.

Name and Position Held	Common Stock Beneficially Owned (1)		Shares Subject to Exercise(2)	Total Shares Beneficially Owned	Percent of Class
Bruce M. Breault Founding Chairman of the Board (Emeritus)	21,250		14,733	35,983	5.5%

Roxanne M. Carr Vice Chairman of the Board	10,000		8,600	18,600	2.9%

Karla S. Cool Director	4,837		2,300	7,137	1.1%

William B. Coy Chairman of the Board	7,750		8,600	16,350	2.5%

Erol F. Giray, M.D.(3)	7,330		N/A	7,330	1.2%

Anita M. Robinson Director, President and Chief Executive Officer	18,609		23,000	41,609	6.3%

Robin L. Rossi Director	13,707	(4)	12,600	26,307	4.0%

Gary E. Stemper Immediate Past Chairman of the Board	7,500		11,000	18,500	2.9%

Karl F. Wittstrom Secretary	15,350		10,200	25,550	3.9%

All Directors and Executive Officers as a Group (11)	106,333		94,433	200,766	27.4%

(1)          Includes shares beneficially owned, directly or indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children, by a closely held business or other associate. Unless otherwise indicated, all shares are held as community property under California law or with sole vetoing and investment power.

(2)          Shares subject to options that were exercisable within 60 days of 12/31/03 are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.  Includes 2,400 shares subject to option held by William C. Demmin and 1,000 shares subject to option held by Richard Korsgaard, exercisable within 60 days.

(3)          Erol F. Giray, M.D. resigned from the Board of Directors of the Company and Bank effective November 21, 2003.  Of his shares beneficially owned, 6,530 are subject to Rule 144 restrictions until February 21, 2004.  The remaining 800 shares were obtained through an exercise of Dr. Giray’s available stock options as of his resignation date, with these shares not being subject to Rule 144 restrictions.

(4)          Includes 457 shares held in the name of The Rossi Foundation, of which, Mr. Rossi holds no voting rights.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

There are no existing or proposed material transactions between the Company or the Bank and any of its executive officers, directors, or beneficial owners of 5% or more of the Common Stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of the Bank’s directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of business and anticipate having such banking transactions with such persons in the future.  In the opinion of Management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2003, loans outstanding to the Bank’s directors and executive officers (including associated companies) totaled approximately $2.1 million.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Articles of Incorporation (A)
3.2	Bylaws (A)
4.1	Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock (A)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (A)
4.3	Certificate of Determination for Class C Preferred Stock (B)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust 1, and Bear Stearns & Co., Inc. (C)
4.5	Indenture dated as of October 14, 2003 by and between the Registrant and Wells Fargo Bank, National Association, as trustee (C)
4.6	Declaration of Trust Mission Community Capital Trust I dated as of October 10, 2003 (C)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated as of October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (C)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (C)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, Bear Stearns & Co., Inc. and Mission Community Capital Trust I (C)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (A)
10.2	Financial Facilities Purchase Agreement (A)
10.3	Employment Contract — Ms. Robinson (A)
10.4	Lease Agreement — Paso Robles (A)
10.5	Lease Agreement — San Luis Obispo (A)
10.6	Lease Agreement — Arroyo Grande (A)
10.7	1998 Stock Option Plan (A)
10.8	Lease Agreement — 569 Higuera, San Luis Obispo (B)
10.9	Lease Agreement — 671 Tefft Street Nipomo CA (B)
10.10	Employment Agreement — Ms. Robinson (D)
14.0	Code of Ethics
21	Subsidiaries of the registrant
23.1	Independent Auditors’ Consent

(A)      Included in Form 10-KSB filed on March 28, 2002

(B)        Included in Form 10-QSB filed on June 12, 2002

(C)        Included in Form 8-K filed on October 21, 2003

(D)       Included in From 10-QSB filed on August 13, 2003

31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act

Exhibit #
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

Reports on Form 8-K:

1.               On October 20, 2003, the Company filed a Form 8-K announcing its completion of a trust preferred security offering.

2.               On November 24, 2003, the Company filed a Form 8-K announcing the payment of a dividend payable for 2003.

3.               On December 29, 2003, the Company filed a Form 8-K announcing the conversion of Mission Community Bank from a national to a state charter.

Item 14.             Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Vavrinek, Trine, Day & Co., LLP for the audit of the Bank’s annual financial statements for the years ended December 31, 2003, and December 31, 2002, and fees billed for the other services rendered by Vavrinek, Trine, Day & Co., LLP during those periods.

(Amounts in dollars)	2003	2002

Audit Fees	31,500	25,300

Tax Fees	2,500	2,500

Audit Fees consist of amounts billed for professional services rendered by Vavrinek, Trine, Day & Co., LLP for the audit of the Bank’s annual financial statements and the reviews of the financials statements included in the Bank’s Forms 10-QSB for the applicable fiscal year.  Tax Fees consist of the aggregate fees billed for professional services rendered by Vavrinek, Trine, Day & Co., LLP for tax compliance, tax advice, and tax planning.  Before Vavrinek, Trine, Day & Co., LLP was engaged by the Bank to render audit or non-audit services associated with the fees discussed above, the engagement was approved by the Audit Committee of the Board of Directors.  The Board of Directors is of the opinion that all service fees charged by Vavrinek, Trine, Day & Co., LLP are consistent with Vavrinek, Trine, Day & Co., LLP maintaining its independence from the Bank.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: March 28, 2004

By:	/s/ William C. Demmin
WILLIAM C. DEMMIN
Executive Vice President and Chief Financial Officer
Dated: March 28, 2004

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Bruce M. Breault

BRUCE M. BREAULT	Founding Chairman of the Board (Emeritus)

March 28, 2004

/s/ Roxanne M. Carr	Vice Chairman of the Board	March 28, 2004
ROXANNE M. CARR

/s/ Karla S. Cool	Director	March 28, 2004
KARLA S. COOL

/s/ William B. Coy	Chairman of the Board	March 28, 2004
WILLIAM B. COY

/s/ William C. Demmin	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 30, 2004
WILLIAM C. DEMMIN

/s/ Anita M. Robinson	Director, President and Chief Executive	March 30, 2004
ANITA M. ROBINSON	Officer

/s/ Robin L. Rossi	Director	March 30, 2004
ROBIN L. ROSSI

/s/ Gary E. Stemper	Immediate Past Chairman of the Board	March 30, 2004
GARY E. STEMPER

/s/ Karl F. Wittstrom	Director and Secretary	March 28, 2004
KARL F. WITTSTROM