Form 10QSB
period 2004-03-31
MISSION COMMUNITY BANCORP
filed 2004-05-17
CIK 1129920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

On April 30, 2004, there were 637,699 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp
March 31, 2004

PART I

ITEM 1.     FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited – Dollar Amounts in Thousands)

	31-Mar-04	31-Dec-03
ASSETS:
Cash and Due From Banks	$5,863	$2,798
Federal Funds Sold	5,305	5,495
TOTAL CASH AND CASH EQUIVALENTS	11,168	8,293

Interest - Bearing Deposits Other Banks	3,550	3,550
Investment Securities Net	16,000	18,252
Federal Reserve Bank Stock and Other Stock, at Cost	593	474

Loans	91,430	79,463
Allowance for Loan Losses	(907)	(812)
NET LOANS	90,523	78,651

Property, Premises, and Equipment	2,438	2,430
Cash Surrender Value Life Insurance	2,000	—
Other Assets	1,808	1,815
TOTAL ASSETS	$128,080	$113,465

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest-Bearing Deposits	$22,035	$20,195
Interest Bearing Deposits	85,621	76,091
TOTAL DEPOSITS	107,656	96,286

Borrowings	7,500	4,500
Junior Subordinated Debt Security	3,093	3,093
Other Liabilities	1,024	1,041
TOTAL LIABILITIES	119,273	104,920

SHAREHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Preferred Stock Class C	500	500
Common Stock	6,346	6,273
Unrealized Appreciation Available-for-Sale Securities	28	18
Retained Earnings	1,349	1,170
TOTAL SHAREHOLDERS’ EQUITY	8,807	8,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$128,080	$113,465

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited - Dollar Amounts in Thousands)

	For The Three Months Ended
	31-Mar-04	31-Mar-03
NET INTEREST INCOME
Interest Income	$1,654	$1,335
Interest Expense	358	329
NET INTEREST INCOME	1,296	1,006

Provision for Loan Losses	95	—

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,201	1,006

OPERATING INCOME AND EXPENSE
Noninterest Income	262	208
Noninterest Expense	1,160	1,102

INCOME BEFORE TAXES	303	112
Income Tax	124	48

NET INCOME	$179	$64

Per Share Data:
Net Income Per Share - Basic	$0.24	$0.09
Weighted Average Shares Used in Computation (actual)	754,275	701,671
Net Income Per Share - Diluted	$0.22	$0.09
Weighted Average Shares Used in Computation (actual)	810,893	716,261

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of  Changes of Shareholders’ Equity

(Unaudited — Dollar Amounts in Thousands - Shares Actual)

	Preferred Stock			Comprehensive Income	Retained Earnings	Accumulated Comprehensive Income	Total
		Common Stock
		Shares	Amount
Balance at January 1, 2003	$1,084	630,166	$6,273		$529	$64	$7,950

Dividend Paid					(75)		$(75)

Comprehensive Income:
Net Income				$716	716		716

Net Unrealized Loss on Available-for-Sale Securities				(46)		(46)	(46)

Total Comprehensive Income				$670

Balance, December 31, 2003	1,084	630,166	6,273		$1,170	$18	$8,545

Exercise of Stock Options		7,533	73				73

Comprehensive Income:
Net Income				$179	179		179

Net Unrealized Appreciation on Available-for-Sale Securities				10		10	10

Total Comprehensive Income				$189

Balance, March 31, 2004	$1,084	637,699	$6,346		$1,349	$28	$8,807

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited — Dollar Amounts in Thousands)

	For the Three Months Ended
	31-Mar-04	31-Mar-03
OPERATING ACTIVATES:
Net Income	$179	$64
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	47	52
Provision for Credit Losses	95	—
Net Change in Other Assets and Liabilities	(31)	(15)
NET CASH PROVIDED BY OPERATING ACTIVITIES	290	216

INVESTING ACTIVATES:
Purchase of Investment Securities	(1,500)	(5,500)
Sale and Maturity of Investment Securities	3,856	2,555
Net Change in FRB and FHLB Stock	(119)	(7)
Purchase Cash Surrender Value Life Insurance	(2,000)
Net (Increases) Decrease in Loans	(11,967)	1,989
Purchase of Equipment	(55)	(26)
NET CASH USED BY INVESTING ACTIVITIES	(11,786)	(989)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	11,370	(409)
Net Increase (Decrease) in Other Borrowings	3,000	(1,000)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	14,370	(1,409)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,875	(2,182)

Cash and Cash Equivalents at Beginning of Period	8,293	15,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,168	$13,137

The accompanying notes are an integral part of this consolidated financial statement.

Mission Community Bancorp and Subsidiary

Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Management Representations

The accompanying financial information has been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore does not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  This information should be read in conjunction with the Company’s Form 10-KSB filed on March 29, 2004.

The consolidated financial statements include accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank, N.A. and its subsidiary Mission Community Development Corporation.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three-month periods ended March 31, 2004 and 2003, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate”, “believe”, “estimate”, “may”, “intend”, and “expect”.  Although management believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

Net Income	3 months ended
(dollars in thousands)	30-Mar-04	31-Mar-03
As Reported	179	64
Stock-Based Compensation using the Intrinsic Value Method	0	0
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(4)	(9)

Pro Forma	175	55

Basic Income Per Share:
As Reported	$0.24	$0.09
Pro Forma	$0.23	$0.08

Diluted Income Per Share:
As Reported	$0.22	$0.09
Pro Forma	$0.22	$0.08

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the first three months of 2004, the Company reported net income of $179,000 compared to $64,000 (an increase of 180%) for the same three-month period in 2003. Asset growth with no material increase in operating expenses is responsible for the improvement in net income with each of the four branches reporting growth.  The Arroyo Grande and Nipomo branches, which opened in mid 2002, have begun to provide the business volume needed to support their operational expenses and the San Luis Obispo and Paso Robles branches have also increased business volumes.  The Paso branch has continued to post increases in loans and deposits and does not appear to have suffered a loss of business following the December 2003 San Simeon earthquake which caused material damage in the city of Paso Robles and the areas near Paso.

The following chart reflects the comparative ROA the three months ended March 31, 2004 and 2003 and for the year ended December 31, 2003.

(income annualized for comparision purposes - dollars in thousands)	31-Mar-04	31-Dec-03	31-Mar-03
Return on Average Assets	0.61%	0.80%	0.26%

Average Assets	117,853	101,540	97,742
Net Income	179	717	64

The comparative increase in net income for the three months ending March 31, 2004 compared to the same period in 2003 is attributed to:  1) increase in net interest income of $290,000; 2) Non Interest Income increased by $54,000; 3) Non Interest Expense increased by $58,000; and the Provision Expense for Loan Losses increased by $95,000.

Forward looking – historically, the first quarter of each year has been “slow” with income building during the next three quarters of the year.  While there can be no assurance of continued growth or a repeat of prior income trends, it appears that income should continue to improve during the balance of 2004.

Net Interest Income

The following table shows the net interest income trends derived from earning assets, deposits and borrowings, and yields/costs; and the loan-to-deposit and earning assets to deposit/borrowing ratios:

(dollars in thousands)	31-Mar-04	31-Dec-03	31-Mar-03
Average Earning Assets	108,410	94,030	89,865
Average Deposits and Borrowings	107,793	91,696	88,433
Yield on Earning Assets	6.10%	5.90%	5.94%
Cost of Deposits	1.33%	1.38%	1.49%
Spread	4.77%	4.52%	4.45%

Loan to Depost Ratio	83.2%	73.9%	72.6%
Avg Earning Assets / Deposits and Borrowings	100.6%	102.5%	101.6%

Net interest income for the first quarter of 2004 exceeded the last quarter of 2003 by approximately $147,000.

After a slow start in the first half of 2003 when loan payoffs exceeded new loan fundings, the Bank made a number of changes and work focused on increasing loan activity and pushing to develop the business potential in the local markets and especially in the “new” Arroyo Grande and Nipomo branches.  The increased loan activity and overall growth in earning assets has been balanced by reasonably flat interest rates for deposits with the overall cost of funds dropping as older certificates of deposits repriced at new lower rates.  The increase in yield on earning assets is the result of a higher loan to deposit ratio.

Forward Looking – the Bank has seen a large increase in loan activity during the first four months of 2004.  Some of the increased activity appears to be borrowers attempting to lock in lower interest pending the expected interest rate increases later in 2004 and beyond.  While continued growth is anticipated, Management feels the pace of the growth could slow based on internal capacity and as interest rates begin to increase.

Non Interest Income

Non interest income represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.   The following table shows the major components of non interest income (dollars in thousand – December 2003 represents fourth quarter data only):

(dollars in thousands)	31-Mar-04	31-Dec-03	31-Mar-03
BEA Income	$45	$45	$45
Gain on Sale of SBA Loans	63	313	60
Loan Servicing Income	87	148	54
Other Fees and Charges	62	64	47
Other	5	6	2
Total Non Interest Income	$262	$576	$208

BEA income represents the three-year amortization of a portion of the Bank Enterprise Award the bank received in 2001 from the U.S. Department of Treasury for its community development activities.  This income will continue to accrue at a constant rate until June 2004.

The Bank derives a material portion of its net income from the sale of SBA guaranteed loans.  This income tends to be nonlinear and can fluctuate between months and quarters depending on the volume of loans made and the volume sold.   Traditionally, the sale income is slow during the first quarter of the year.  For the first quarter of 2004, the SBA experienced budget funding delays which limited the volume and size of guaranteed loans.

Forward looking — Recently, these restrictions were lifted and Management expects to see increased SBA lending and sale activity to equal or exceed the level from the prior year.

Loan servicing income has become an important source of fee income and has increased over the past year and is expected to continue to increase as the serviced loan portfolio grows.  In the last quarter of 2003, the Bank earned approximately $50,000 in fees for brokering a loan to another financial institution.

Forward looking – the Bank is currently working to develop a more formal process for brokering loans with the goal of increasing fee income for non SBA loans.  While there can be no assurances this program will be successful, the Bank anticipates increasing its broker loan fee income in 2004.

The Bank is not fee based and many of its deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future. The majority of the service charge income relates to NSF fee income which increased by approximately $17,000 or 57% for the first quarter of 2004 compared to the same quarter in 2003.  NSF fee income for the first quarter approximately the same income for the last quarter of 2003.

Forward looking – the Bank is in the final implementation stage of a new overdraft protection program which is anticipated to increase annual fee income by approximately $100,000.  The program is structured to meet regulatory requirements and to provide automated risk management tools and is expected to be offered to all customers beginning in June 2004.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expense for the quarter ended March 31, 2004 totaled $1,160,000 compared to $1,102,000, or an increase of $58,000 or 5.2% for the same three-month period in 2003. The increase is due to a number of factors as shown in the following table for major expense areas (dollars in thousands – December 2003 represents fourth quarter data only):

(dollars in thousands)	31-Mar-04	31-Dec-03	31-Mar-03
Salaries and Benefits	$645	$589	$604
Occupancy	144	138	134
Marketing and Advertising	33	35	30
Data Processing	73	72	68
Professional Fees	39	28	33
Other Expenses	226	232	233
Total Non-Interest Expense	$1,160	$1,094	$1,102

Number of FTE Employees	45.3	46.9	45.0

Salaries and benefits have increased due to high costs for workers compensation and health/life insurance and nominal annual salary increases.  The large dip in the last quarter of 2003 was due to loan origination costs which were unusually high due to the high number of new loans funded.

Forward looking — while California has just passed changes in the workers compensation program which are expected to materially reduce premiums.  These premiums more than doubled in the past year, but no material relief from lower costs is expected until 2005.

The Bank added additional administrative office space at the end of 2003 with rental expense increasing by approximately $1,800 per month.

Date processing expenses have increased due to volume increases and new IT products like imaged statements and increases in contract prices for data and item processing.

Increases in professional fees are related to increased costs for internal control reviews and internal auditing.

Allowance for Loan Losses (ALL)

Rapid loan growth in the first three months of 2004 required a Provision Expense for Loan Losses of $95,000 for the quarter.   No provision expense was taken or required in the first quarter of 2003 when the loan portfolio declined.  Charge offs and recoveries were negligible in both the first quarter of 2004 and 2003.

The following table reviews the changes in the ALL and the ratio of the ALL to Gross Loans for the comparative periods (dollars in thousands):

	31-Mar-04	31-Dec-03	31-Mar-03
Beginning Allowance	$812	$744	$744
Provision for Loan Losses	95	120	—
Recoveries of Loans Charged Off	1	58	4
	908	922	748
Loan Charge Offs	(1)	(110)	—
Allowance at End of Period	$907	$812	$748

Allowance as % of Gross Loans	0.99%	1.02%	1.18%

Gross Loans	$91,430	$79,463	$63,198

The Bank has marginally decreased the ALL by percentage of gross loans during the last quarter based on management’s quarterly review of the overall quality assessment of the loan portfolio and general economic trends in the local market.  Management foresees the need to continue to build the ALL as gross loans increase and to allow for other factors that are included in its quarterly assessment including but not limited to asset quality, current economic conditions, and economic forecasts.

Management also considers the percentage of the ALL to Gross Loans using a peer group comparison.  As of December 31, 2003, a peer group of banks (FDIC - Uniform Bank Performance Report) suggest an average percentage of 1.25%.  This peer group includes banks on a national level, and management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Based on its quarterly review and audit reviews of the portfolio, Management believes that the Allowance as of March 31, 2004 is adequate to cover future losses.

Balance Sheet Analysis

The following table shows comparative growth trends or decreases for assets, earning assets, loans, deposits and short-term borrowing (dollar changes are in thousands all percentages have been annualized – December 2003 is growth for the full year):

	31-Mar-04		31-Dec-03		31-Mar-03
	Dollar	Percent	Dollar	Percent	Dollar	Percent
Total Assets	14,615	51.52%	14,457	14.60%	(1,335)	-5.39%
Earning Assets	9,834	38.66%	21,323	26.52%	1,054	5.24%
Loans	11,967	60.24%	14,276	21.90%	(1,989)	-12.20%
Deposits	11,370	47.23%	8,781	10.03%	(409)	-1.87%
Borrowings	3,000	158.04%	5,093	203.72%	(1,000)	-160.00%

The past 12 months has seen material growth by the Bank reversing the slow first quarter for 2003, when total assets and loans declined, to a very fast paced growth across the board in 2004.  Slow growth in 2003 was a product of economic uncertainties and a very active market for loans being refinanced to take advantage of very-low, fixed-rate loans by other financial institutions.  Beginning in the middle of 2003, the refinancing slowed and loan totals began to increase.  In the last quarter of 2003, the Company completed a trust preferred pool and used $2 million from the proceeds to increase the Bank’s capital.  The increased capital plus the change from a National to State bank charter in late December 2003, allowed the Bank to increase its legal lending limit from approximately $1.3 million to approximately to $2.7 million per loan for real estate secured loans.  The increased legal lending limit (for real estate secured loans) allows the Bank to keep a larger portion of loans that previously were participated.

On March 31, 2004, the Bank completed a $2 million Bank Owned Life Insurance (BOLI) investment which will increase other assets and provide income based on the tax effective yield of approximately 7%.

While deposits have increased, they have not increased at a pace sufficient to match loan growth. The Bank has increased its borrowings from the FHLBSF by $3 million in the first quarter of 2004.  These borrowing were made at longer terms to lock in funding in anticipation of rate increases and to match fund some of the Bank’s longer term fixed rate loans.

Forward looking – the Bank anticipates some slowing in loan activity as it nears capacity.  Some loans are also expected to be sold or brokered to produce fee income without requiring capital or deposits for funding.  The Bank is in the process of implementing a new program Certificate of Deposit Account Registry (CDARS) which will allow it to provide full FDIC insurance coverage to any one depositor for up to $5 million.  This new program is expected to provide a new funding source.  The Bank is researching ways to use its CDFI status to attract other funding sources at market or below market cost for deposits.  With its CDFI status other banks can get CRA credit for deposits made with Mission Community Bank.

– The December 2003 San Simeon earthquake which did more that $200 million in damage to the northern part of San Luis Obispo County including Paso Robles has not resulted in a decline in business for the Paso branch.  While their can be no assurance of continued activity, it appears that business activity in Paso Robles has resumed steady growth.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	31-Mar-04	31-Dec-03	31-Mar-03
Past due 90 days or more and still accruing	$—	$11	$—
Loans on nonaccrual	370	508	121
Total nonperforming loans	$370	$519	$121

Nonperforming loans as a percent of total loans	0.40%	0.65%	0.19%
Nonperforming loans net of SBA guarantees as percent	0.08%	0.10%	0.07%

Allowance as a percent of nonperforming loans	245.14%	156.45%	618.18%
Allowance / nonperforming loans net of SBA guarantees	1295.71%	978.31%	1591.49%

Nonperforming net of SBA guarantee	$70	$83	$47

The Bank’s overall credit quality has improved over the past year due to changes that were made to strengthen credit administration.   The Bank has not had any Other Real Estate Owned.

Forward looking — the Bank has a held to maturity investment that was down graded by Standard and Poors to BB- in the second quarter and was written down by $153,000 effective April 30, 2004.  Management is not aware of any other problem assets based on information currently available or known.

Borrowings

The Bank has borrowed from and expects to continue to have borrowings from the Federal Home Loan Bank of San Francisco.   As of March 31, 2004, borrowings from the FHLB totaled $7.5 million.

The Company has sufficient cash for any foreseeable liquidity needs.

Capital Ratios

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of March 31, 2004 were:

	Required Ratio	31-Mar-04	31-Dec-03	31-Mar-03
Tier 1 leverage ratio	5%	9.22%	9.70%	8.13%
Tier 2 risk-based capital ratio	6%	10.39%	11.50%	10.80%
Total risk based capital ratio	10%	11.25%	12.40%	11.81%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized” as shown above as the Required Ratio.

Liquidity

As a product of increased loan activity and slower deposit growth, the Bank’s excess liquidity has been reduced with the loan-to-deposit ratio at 83.2% as of March 31, 2004 compared to

72.6% in March 2003.  Funds have been provided by deposits growth, from increased capital, and from borrowings.

The Company has a line of credit from a correspondent bank, but this line has not been used in over a year.  The Company has adequate cash to meet all foreseeable liquidity needs.

Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties — Inflation

San Luis Obispo County continues to have one of the lowest unemployment rates of any county in California.  The County is fortunate to have a balanced local economy with services, agriculture, local government, and education (Cal Poly and Cuesta College) and no specific concentrations in a single economic sector like high technology.  While not immune to recession, the County has not experienced any drop in real estate values and construction loan activity remains high. A sizable portion of San Luis Obispo County’s population is retired. Local government employment could be impacted because of potential funding cuts from the state, but no specific material reductions have been announced.

Forward Looking

Financial markets are waiting for the Federal Reserve to begin the process of increasing interest rates from their 46 year low point.  The Bank anticipates that rates will begin to increase by the end of 2004 and into 2005 and gradually return to more historic averages.  An increase in interest rates has been factored into loan and deposit pricing, and the bank expects to see some increase in income as assets generally will reprice faster than liabilities.

The Bank has sufficient capital and physical resources to continue to grow.  The Board is in the process of implementing an incentive compensation plan to encourage growth and profitability.  The plan should be in place by mid year.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank, including periodic filings with the Securities Exchange Commission, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank of San Francisco (FRBSF) and the California Department of Financial Institutions (DFI).  Such periodic financial reports are prepared internally and reviewed by management prior to filing.  These financial reports are also reviewed for timely filing, completeness and accuracy with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.   At present, the Company based on its asset size and lack of activity other than banking is not independently examined by the FRB.

The Company and Bank have elected to outsource the internal audit function to firms which specialize in performing such auditing functions for community banks.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and banking holding company examination. As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action. Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of March 2004, the Bank is not operating under any formal or informal agreement with the FRB, DFI or OCC nor are any such agreements pending or anticipated.

Finally, internal controls and financial reporting is reviewed by registered public accountants on an annual basis.  These audited reports including any recommendations for improvements in accounting or internal controls are presented to management and the Board Audit Committee.  As of December 31, 2003, the audited financial statements of the Company have been certified by the Company’s registered public accountants with no material weaknesses identified in internal controls or financial reporting.   The accountants report of audit and recommendations were reviewed with the Board Audit Committee in February 2004.  Beginning in 2005, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (C)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, Bear Stearns & Co., Inc. and Mission Community Capital

Exhibit #
Trust I (C)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (A)
10.2	Financial Facilities Purchase Agreement (A)
10.3	Employment Contract – Ms. Robinson (A)
10.4	Lease Agreement – Paso Robles (A)
10.5	Lease Agreement – San Luis Obispo (A)
10.6	Lease Agreement – Arroyo Grande (A)
10.7	1998 Stock Option Plan (A)
10.8	Lease Agreement – 569 Higuera, San Luis Obispo (B)
10.9	Lease Agreement — 671 Tefft Street Nipomo CA (B)
10.10	Employment Agreement – Ms. Robinson (D)
14.0	Code of Ethics (E)
21	Subsidiaries of the registrant

(A)	Included in Form 10-KSB filed on March 28, 2002
(B)	Included in Form 10-QSB filed on June 12, 2002
(C)	Included in Form 8-K filed on October 21, 2003
(D)	Included in From 10-QSB filed on August 13, 2003
(E)	Included in From 10-KSB filed on March 29, 2004

Report on From 8-K

On January 6, 2004, the Company filed a From 8-K announcing the conversion of Mission Community Bank from a national to a state bank.

31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION COMMUNITY BANCORP

Date: May 14, 2004

/s/ Anita M. Robinson
Anita M. Robinson
President and Chief Executive Officer

Date: May 14, 2004

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer