Form 10QSB
period 2004-06-30
MISSION COMMUNITY BANCORP
filed 2004-08-10
CIK 1129920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

On July 20, 2004, there were 639,199 shares of Mission Community Bancorp Common Stock outstanding.

Mission Community Bancorp

June 30, 2004

PART I

ITEM 1.                             FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(Unaudited – Dollar Amounts in Thousands)

	30-Jun-04	31-Dec-03
ASSETS:
Cash and Due From Banks	$3,733	$2,798
Federal Funds Sold	3,530	5,495
TOTAL CASH AND CASH EQUIVALENTS	7,263	8,293

Interest Bearing Deposits Other Banks	800	3,550
Investment Securities, Net	17,719	18,252
Federal Reserve Bank Stock and Other Stock, at Cost	934	474

Loans	97,631	79,463
Allowance for Loan Losses	(941)	(812)
NET LOANS	96,690	78,651

Property, Premises, and Equipment	2,416	2,430
Cash Surrender Value Life Insurance	2,020	—
Other Assets	2,077	1,815
TOTAL ASSETS	$129,919	$113,465

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest Bearing Deposits	$20,068	$20,195
Interest-Bearing Deposits	89,081	76,091
TOTAL DEPOSITS	109,149	96,286

Borrowings	7,500	4,500
Junior Subordinated Debt Security	3,093	3,093
Other Liabilities	1,206	1,041
TOTAL LIABILITIES	120,948	104,920

SHAREHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Preferred Stock Class C	500	500
Common Stock	6,349	6,273
Unrealized Appreciation (Loss) Available-for-Sale Securities	(63)	18
Retained Earnings	1,601	1,170

TOTAL SHAREHOLDERS’ EQUITY	8,971	8,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$129,919	$113,465

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Income
(Unaudited - Dollar Amounts in Thousands)

	For the 3 Months Ended		For The 6 Months Ended
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03
NET INTEREST INCOME
Interest Income	$1,793	$1,303	$3,447	$2,638
Interest Expense	405	307	763	636
NET INTEREST INCOME	1,388	996	2,684	2,002

Provision for Loan Losses	35	25	130	25

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,353	971	2,554	1,977

OPERATING INCOME AND EXPENSE
Noninterest Income	437	334	699	542
Noninterest Expense	1,375	1,118	2,535	2,220

INCOME BEFORE TAXES	415	187	718	299
Income Tax	163	82	287	130

NET INCOME	$252	$105	$431	$169

Per Share Data:
Net Income Per Share - Basic	$0.33	$0.15	$0.57	$0.24
Weighted Average Shares Used in Computation (actual)	758,331	701,671	756,361	701,671
Net Income Per Share - Diluted	$0.31	$0.14	$0.53	$0.23
Weighted Average Shares Used in Computation (actual)	815,188	735,414	813,098	735,414

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of Changes of Shareholders’ Equity
(Unaudited - Dollar Amounts in Thousands - Shares Actual)

						Accumulated
	Preferred	Common Stock		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income	Total
Balance at January 1, 2003	$1,084	630,166	$6,273		$529	$64	$7,950

Dividend Paid					(75)		$(75)

Comprehensive Income:
Net Income				$716	716		716

Net Unrealized Loss on Available-for-Sale Securities				(46)		(46)	(46)

Total Comprehensive Income				$670

Balance, Dec 31, 2003	1,084	630,166	6,273		$1,170	$18	$8,545

Exercise of Stock Options		7,833	76				76

Comprehensive Income:
Net Income				$431	431		431

Net Unrealized Appreciation on Available-for-Sale Securities				(81)		(81)	(81)

Total Comprehensive Income				$350

Balance, Jun 30, 2004	$1,084	637,999	$6,349		$1,601	$(63)	$8,971

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows
(Unaudited - Dollar Amounts in Thousands)

	For the Six Months Ended
	30-Jun-04	30-Jun-03
OPERATING ACTIVATES:
Net Income	$431	$169
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	98	102
Provision for Credit Losses	130	25
Net Change in Other Assets and Liabilities	104	(215)
NET CASH PROVIDED BY OPERATING ACTIVITIES	763	81

INVESTING ACTIVATES:
Purchase of Investment Securities	(4,500)	(13,500)
Sale and Maturity of Investment Securities	4,826	8,852
Net Decrease in CDs with other banks	2,750	—
Net Increase in FRB, FHLB Stock and Other Investments	(460)	(9)
Purchase Cash Surrender Value Life Insurance	(2,020)	—
Net Increase in Loans	(18,168)	(1,544)
Purchase of Equipment	(84)	(103)
NET CASH USED BY INVESTING ACTIVITIES	(17,656)	(6,304)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	12,863	(2,053)
Net Increase (Decrease) in Other Borrowings	3,000	(985)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	15,863	(3,038)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,030)	(9,261)

Cash and Cash Equivalents at Beginning of Period	8,293	15,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,263	$6,058

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

The consolidated financial statements include accounts of Mission Community Bancorp and its subsidiary, Mission Community Bank, and its subsidiary Mission Community Development Corporation.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three- and six- month periods ended June 30, 2004 and 2003, reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	3 months ended		6 months ended
(dollars in thousands)	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-04
Net Income
As Reported	252	105	431	169
Stock-Based Compensation using the Intrinsic Value Method	0	0	0	0

Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(4)	-11	(8)	(9)

Pro Forma	248	94	423	160

Basic Income Per Share:
As Reported	$0.33	$0.15	$0.57	$0.24
Pro Forma	$0.33	$0.13	$0.56	$0.23

Diluted Income Per Share:
As Reported	$0.31	$0.14	$0.53	$0.23
Pro Forma	$0.30	$0.13	$0.52	$0.22

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the six months ended June 30, 2004, the Company reported consolidated net income of $431,000 compared to $169,000 for the same six month period for the prior year.  This represents an increase of $262,000 or 155%.

For the three months ended June 30, 2004, the Company reported net income of $252,000 compared to $105,000 for the same three month period in 2003 which represents an increase of $147,000 or 140%.

The primary reasons for the earnings improvement for 2004 for both the six- and three-month periods is the overall increase in the earning asset base with controlled increases in operating expenses. The Arroyo Grande and Nipomo branches, which opened in mid 2002, continue to grow and supplement asset growth with static overhead expenses, and the San Luis Obispo and Paso Robles branches have also increased business volumes with minor changes in overhead expense.

The following chart reflects the comparative ROA for the six- and three-months ended June 30, 2004 and 2003.

(income annualized for comparision purposes)	For the 3 months ended		For the 6 months ended
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03
Return on Average Assets	0.77%	0.43%	0.69%	0.35%

Forward looking – The first six months of 2004 have shown positive growth in earning assets and net income.  While there can be no assurance of continued growth or a repeat of prior income trends, it appears that income should continue to improve during the balance of 2004.

On July 12, 2004, the Bancorp’s subsidiary, Mission Community Bank was notified that it will be receiving a Bank Enterprise Award of $1,240,929 from the Community Development Financial Institution (CDFI) Fund of the U.S. Treasury.  The award funds are expected to be received by September 30, 2004 and represent a material addition to non-interest income for 2004.  The Bank believes that it will take the full award into income in 2004.

The award was made under the Bank Enterprise Award (BEA) Program which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  Such financial services may include financing for needed community facilities, commercial loans to small businesses, loans to rehabilitate rental housing and mortgages for first-time home buyers.  The loan activity that supported the BEA award application was made within normal bank underwriting standards and interest rates and is not considered to have more than normal credit risk.  The loan activity was in a low income area and qualified for BEA purposes by location and community development activity.

The Bank received a prior BEA award in July 2001 in the amount of $990,000 for deposit related activities.

Forward Looking — While the Bank and Company will continue to seek awards and grants consistent with its community development activities, no assurances can be given that the Bank or Company will receive any future awards or grants.

Net Interest Income

The following table shows the net interest income trends derived from earning assets, deposits and borrowings, and yields/costs; and the loan-to-deposit and earning assets to deposit/borrowing ratios:

	For 6 months ended
(dollars in thousands)	30-Jun-04	30-Jun-03
Average Earning Assets	115,202	90,391
Average Deposits and Borrowings	114,856	88,155
Yield on Earning Assets	5.98%	5.84%
Cost of Deposits	1.33%	1.44%
Spread	4.66%	4.40%

Loan to Depost Ratio	89.45%	74.67%

The Company paid interest expense on its Junior Subordinated Debt (Trust Preferred) totaling $62,000 in the first six months of 2004 or approximately $31,000 per quarter.  There was no material interest expense for the Company in 2003.

Forward Looking – the Company’s Trust Preferred rate is tied to LIBOR and changes quarterly.  The Company assumes that LIBOR will continue to move up as interest rates in the U.S. increase and that the interest expense will increase in future quarters.

The improved net interest income in 2004 for both the three- and six-month periods was due to increased levels of earning assets and loan activity as evidenced by the increase in the loan to deposit ratio.  At the same time, consistent repricing of certificates of deposit at lower replacement rates allowing the Bank to decrease its cost of deposits.  Part of the increase in loan activity can be attributed to higher legal lending limits that began in December 2003 when the Bank converted from a National banking charter to a State banking charter.  Under California law, a bank can make “secured” (1st Trust Deed) loans up to 25% of capital and reserves and up to 15% for “unsecured” loans.  As a National bank the limit for any type of loan is 15%.

Management expects to see continued increases in earning assets with a focus on loan activity.  Plans are currently underway to selectively add one or more additional lending officers and to continue to increase the Bank’s focus on loans to small businesses.

The Bank consistently maintains an asset sensitive balance sheet.  Based on the expectation of a systematic plan by the Federal Reserve to increase interest rates, the Bank expects to see modest improvements in interest spread for the foreseeable future as its loans reprice faster than deposits.

Non Interest Income

Non interest income represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.  The following table shows the major components of non interest income:

(dollars in thousands)	For the 3 months ended		For the 6 months ended
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03
BEA Income	47	45	92	91
Gain on Sale of SBA Loans	221	100	264	160
Loan Servicing Income	60	76	139	129
Other Fees and Charges	109	113	204	162
Total Non Interest Income	437	334	699	542

BEA income represents the three-year amortization of a portion of the $990,000 Bank Enterprise Award the bank received in 2001 from the U.S. Department of Treasury for its community development related activities.  This income accrued at a constant rate of approximately $45,000 per quarter through June 2004.

Forward looking – A total of $3 million in “BEA” CDs matured at the end of June, and these CDs have been closed.  The average yield on the CDs, not including the portion of income from the accrued award income, was 3.47%.  During July, these funds were used for investments in loans and other investments with projected higher average yields.

The Bank derives a material portion of its non interest income from the sale of the guaranteed portion of SBA loans.  This income tends to be nonlinear and can fluctuate between months and quarters depending on the volume of loans made and the volume sold.  For the first quarter of 2004, the SBA experienced budget funding delays which limited the volume and size of guaranteed loans.  Restrictions were lifted by the second quarter and loan volume and sale income has increased.

Loan servicing income has become an important source of fee income and has increased over the past year and is expected to continue to increase as the serviced loan portfolio grows.  The servicing portfolio as of June 30, 2004 totaled $29.3 million compared to $26 million as of June 30, 2003.

The Bank is not fee based and many of its deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future. The majority of the service charge income relates to NSF fee income which increased by approximately $17,000 for the first six months of 2004 compared to the same period in 2003.

Forward looking – the Bank has contracted for, but not as yet implemented, a new overdraft protection program which is anticipated to increase annual fee income.  The program is structured to meet regulatory requirements and to provide automated risk management tools and is expected to be offered to all customers by the end of 2004.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expenses increased by $257,000 or 23% for the three months and $315,000 or 14% for the six months ended June 30, 2004.  The increase is due to a number of factors as shown in the following table for major expense items:

(dollars in thousands)	For the 3 months ended		For the 6 months ended
	30-Jun-04	30-Jun-03	30-Jun-04	30-Jun-03
Salaries and Benefits	647	607	1,292	1,210
Occupancy	141	134	285	268
Marketing and Advertising	47	21	80	51
Data Processing	74	66	147	135
Professional Fees	33	38	72	71
Reserve Securities Loss	154	—	154	—
Loss Reserve Unfunded Loans	40	—	40	—
Other Expenses	239	252	465	485
Total Non-Interest Expense	1,375	1,118	2,535	2,220

Number of FTE Employees	47	45	47	45

Salaries and benefits have increased due to high costs for workers compensation and health/life insurance and nominal annual salary increases.  The bank also added two employees in 2004.

Forward looking — While California has just legislated changes in the workers compensation program which are expected to reduce future premium costs, these premiums more than doubled in the past years.  Current estimates of reductions are in the average range of 10% with some marginal decrease in expense for the last half of 2004.

The Bank added additional administrative office space at the end of 2003 with rental expense increasing by approximately $1,800 per month.

Data processing expenses have increased due to volume increases and new IT products like imaged statements and increases in contract prices for data and item processing.

The Bank has established a reserve for a held to maturity investment that has been downgraded as a result of a material decrease in market value.  A reserve has been established for this investment of $154,000 and all interest payments have been used to increase the reserve.  While the Bank continues to receive principal payments, the reserve was established based on a projection of the probable loss.  See Asset Quality below for additional information on the subject security.

The Bank established a loan loss contingency reserve of $40,000 for unfunded loan commitments funded by an other expense of $40,000.  See Allowance for Loan Losses below for additional information.

Allowance for Loan Losses (ALL)

No provision expense was taken or required in the first half of 2003 when the loan portfolio declined during a brief economic slow down.  Charge offs and recoveries were negligible in both comparative periods for 2004 and 2003.

The following table reviews the changes in the ALL and the ratio of the ALL to Gross Loans for the comparative periods (dollars in thousands):

	30-Jun-04	31-Dec-03	30-Jun-03
Beginning Allowance	812	744	744
Provision for Loan Losses	130	120	—
Recoveries of Loans Charged Off	—	58	4
	942	922	748
Loan Charge Offs	(1)	(110)	—
Allowance at End of Period	941	812	748
		—	—
Allowance as % of Gross Loans	0.96%	1.02%	1.18%
Allowance as % Including Contingent Reserve	1.00%	1.02%	1.18%

The Bank has marginally decreased the ALL by percentage of gross loans based on management’s quarterly review of the overall quality assessment of the loan portfolio and general economic trends in the local market.  Management foresees the need to continue to build the ALL as gross loans increase and to allow for other factors that are included in its quarterly assessment including, but not limited to, asset quality, current economic conditions, and economic forecasts.

Management made a change in its methodology for calculating and booking the provision expense in the second quarter of 2004.  Based on bank regulatory guidelines, management has calculated a risk factor for loans that have been committed but with undisbursed balances.  As of June 30, 2004, this amounted to an expense of $40,000 which has been accounted for as an other expense and other liability on the Bank’s Call Report as filed with the FDIC which is consistent with GAAP.  However, for regulatory purposes, this amount can be considered when calculating the adequacy of the ALL.

Management also considers the percentage of the ALL to Gross Loans using a peer group comparison.  As of March 31, 2004, a peer group of banks (FDIC - Uniform Bank Performance Report) shows an average percentage of 1.25%.  This peer group includes banks on a national level, and management believes that the average does not have a specific correlation to credit risks associated with the Bank’s portfolio because of the age of the Bank, the relatively strong local economy, percentage of secured versus unsecured loans, and Bank’s underwriting criteria.  The peer group comparison is made for informational purposes only.

Based on its quarterly review and audit reviews of the portfolio, Management believes that the Allowance as of June 30, 2004 is adequate to cover future losses.

Balance Sheet Analysis

The following table shows period end totals and growth trends or decreases by percent for assets, earning assets, loans, deposits and short-term borrowing (December 2003 is growth for the full year while the June periods are for six months):

	30-Jun-04		30-Jun-03		31-Dec-03
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Total Assets	129,919	14.50%	96,111	-2.90%	113,465	14.60%
Earning Assets	120,561	12.43%	88,824	-4.20%	107,234	26.52%
Loans	97,631	22.86%	66,731	2.40%	79,463	21.90%
Deposits	109,149	13.36%	85,452	-2.30%	96,286	10.03%
Borrowings	7,500	66.67%	1,515	-39.40%	4,500	203.72%
Junior Subordinated Debt Security	3,093	0.00%	—	0.00%	3,093	0.00%

The past 18 months has seen consistent and material growth by the Bank compared to the slow first half for 2003 (when total assets and loans declined) to a faster paced growth across the board in 2004.  Slow growth in 2003 was a product of economic uncertainties and a very active market for loans being refinanced to take advantage of very-low, fixed-rate loans by other financial institutions.  Beginning in the middle of 2003, the refinancing slowed and loan totals began to increase.  In the last quarter of 2003, the Company completed a $3 million trust preferred pool offering and used $2 million from the proceeds to increase the Bank’s capital.  The increased capital plus the change from a National to State bank charter in late December 2003, allowed the Bank to increase its legal lending limit from approximately $1.3 million to approximately to $2.7 million per loan for real estate secured loans.  The increased legal lending limit (for real estate secured loans) allows the Bank to keep a larger portion of loans that previously were participated.

While deposits have increased, they have not increased at the same pace as loan growth. The Bank has increased its borrowings from the FHLBSF by $3 million in the first half of 2004.  These borrowing were made at longer terms to lock in funding in anticipation of rate increases and to match fund some of the Bank’s longer term fixed rate loans.

Forward looking – the Bank anticipates loan demand will continue to be reasonably strong for the balance of 2004.  The Bank is implementing a new program Certificate of Deposit Account Registry (CDARS) which will allow it to provide full FDIC insurance coverage to any one depositor for up to $5 million.  This new program is expected to provide a new funding source.  The Bank continues to research ways to use its CDFI status to attract other funding sources at or below market cost for deposits.  With its CDFI status other banks can get CRA credit for deposits made with Mission Community Bank.

The December 2003 San Simeon earthquake, which did more that $200 million in damage to the northern part of San Luis Obispo County including Paso Robles, has not resulted in a decline in business for the Paso branch.  While their can be no assurance of continued activity, it appears that business activity in Paso Robles has resumed steady growth.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	30-Jun-04	31-Dec-03	30-Jun-03
Past due 90 days or more and still accruing	—	—	1
Loans on nonaccrual	368	—	184
Total nonperforming loans	368	—	185

Nonperforming loans as a percent of total loans	0.38%	—	0.28%
Allowance as a percent of nonperforming loans	256%	—	404.3%

SBA guarantee portion of nonperforming loans	300	—	110
Bank “risk” net of SBA guarantee	68	—	75

Nonperforming loans net of guarantee to total loans	0.07%	—	0.09%
Allowance as percent loans net of guarantees	1384%	—	997%

The Bank’s overall credit quality has improved due to strong credit administration. The loans on accrual as of June 30, 2004 are primarily well secured and or guaranteed by the SBA.  The Bank has never had any Other Real Estate Owned.

Forward looking –The bank anticipates a probable loss on a loan classified as doubtful during third quarter 2004.  While the bank continues to negotiate its collection and believes there is good cause to anticipate a recovery, management intends to take a proactive approach to posting the loan loss as negotiations with the U.S. Small Business Administration are likely to be protracted.  The anticipated loss amount is approximately $98,000.  Adequate allowance for loan and lease losses is available.

Investment Quality

The Bank owns a held to maturity CMO (collateralized mortgage) originally issued by a manufactured housing company on the East Coast.  The parent company of the issuer filed for bankruptcy in November 2002 and securities of issued by the company have been down graded by the rating agencies and the bond market.  To date, the Bank has received all scheduled interest payments but has been carefully monitoring the security.

The book value of the security is $427,000 (par value $435,000) while the market value has been decreased to approximately $174,000.  The bond market appears to have given the security a worst case bid from bidders who do not really know what the results will be and who have listed a “throw-away” bid.  Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss, and this calculation is reviewed monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154,000 and placed the security on a non accrual basis with interest payments going to the reserve.  As of June 30, 2004, the reserve is consistent with the calculation of the probable loss of approximately $160,000. The bond is rated BB- by Standard and Poors and NR by Moody.

Forward looking – while management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management and the board will continue to closely monitor this investment and if needed recognize additional write downs.  The intent remains to recognize probable losses in current periods but to hold the security until maturity.

The balance of the Bank’s investment portfolio is rated Aaa or higher and consists of a mixture of fixed rate agencies (78.2%), MBS-Fixed (5.8%), MBS Floating (11.1%), and CMO-Fixed (4.8%).  Approximately 46% of the portfolio is AFS and 54% HTM, and 11% of the portfolio has floating rate while the remaining 89% is fixed rate.  The average repricing term for the portfolio is 2.5 years.  Given the recent and expected continued upward shift in interest rates, the Bank expects the market value of the AFS portfolio could decline over the next several quarters.

Borrowings

The Bank has borrowed from and expects to continue to have borrowings from the Federal Home Loan Bank of San Francisco.  As of June 30, 2004, borrowings from the FHLB totaled $7.5 million with a combination of short- and longer-term advances.

Capital Ratios

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of June 30, 2004 were:

	Required Ratio	30-Jun-04	31-Dec-03	30-Jun-03
Tier 1 leverage ratio	5%	9.22%	9.70%	8.31%
Tier 2 risk-based capital ratio	6%	10.39%	11.50%	10.95%
Total risk based capital ratio	10%	11.25%	12.40%	12.00%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized” as shown above as the Required Ratio.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity remains within targeted levels as measured by Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio (target range 80% to 90%) which was at 89% as of June 30, 2004 compared to 78% in June 2003.  The Bank considers current and potential FHLBSF borrowings in assessing the loan to deposit ratio.  The Bank has $18 million available in secured borrowing capacity from the FHLBSF, and the Bank has short-term, back-up lines of credit totaling $5 million from correspondent banks.

The Company has adequate cash to meet all foreseeable liquidity needs.

Forward looking — Management is not aware of any future changes that would significantly impair liquidity.  The Bank expects to receive the $1.2 million BEA award by September.  This will provide additional cash liquidity and as an increase in current year profits will increase the Bank’s capital.

Economic Uncertainties — Inflation

San Luis Obispo County continues to have one of the lowest unemployment rates of any county in California and the economy appears to be balanced with positive overall growth.

Forward Looking

The Bank expects to see a progressive movement in interest rates over the next two years, and the economy continues to show slow but steady growth.

The Bank has sufficient capital and physical resources to continue to grow.  The $1.2 million BEA award will further improve the Bank’s “well capitalized” status and allow for continued asset growth while maintaining the highest regulatory capital rating.

The Bank has signed a lease for a new business banking center (loan production office) at 3480 South Higuera Street San Luis Obispo, CA.  The lease will be for five years with monthly rent beginning at $6,000.  This added space will relieve overcrowding at the main office and will allow the Bank to move its entire SBA Department to a central location and provide space for additional calling officers in 2005.  The Bank expects to occupy the new office in late 2004.

Item 3.                                   Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

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

Internal controls, lending, and financial reporting are also periodically reviewed by bank and banking holding company examination. As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of June 2004, the Bank is not operating under any formal or informal agreement with the FRB, DFI or OCC nor are any such agreements pending or anticipated.

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

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company’s Annual Meeting of Shareholders which was held on May 25, 2004:

Election of Directors – Election of the following eight persons to the Board of Directors to serve until the 2005 Annual Meeting of Shareholders and until their successors are elected and have qualified:

Bruce M. Breault	Anita M. Robinson
Roxanne M. Carr	Robin L. Rossi
Karla S. Cool	Gary E. Stemper
William B. Coy	Karl F. Wittstrom

	Shares	Percent
Authority Given	612,803	96.1%
Authority Withheld	0	0
Abstain	0	0

Readopt Article Eight of the Company’s Articles of Incorporation providing for a supermajority voting protection to approve mergers:

	Shares	Percent
Authority Given	501,301	78.6%
Authority Withheld	9,131	1.5%
Abstain	1,700	0.3%

Readopt Article Nine of the Company’s Articles of Incorporation providing that shareholders will receive fair and equitable treatment in the event of certain business combinations:

	Shares	Percent
Authority Given	502,001	78.7%
Authority Withheld	8,131	1.3%
Abstain	2,000	0.3%

ITEM 5.                                                     OTHER INFORMATION

On July 30, 2004, the Bank’s and Company’s Chief Financial Office left the Bank and Company to accept a position with another firm.  This was a voluntary resignation, and there were no disagreements on accounting or other related issues.

The Bank and Company are currently conducting a search for a qualified replacement.

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

Exhibit #		Ref

2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000	A

3.1	Articles of Incorporation	A

3.2	Bylaws	A

4.1	Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock	A

4.2	Certificate of Determination for Series B Non-Voting Preferred Stock	A

4.3	Certificate of Determination for Class C Preferred Stock	B

4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust 1, and Bear Stearns & Co., Inc.	C

4.5	Indenture dated as of October 14, 2003 by and between the Registrant and Wells Fargo Bank, National Association, as trustee	C

4.6	Declaration of Trust Mission Community Capital Trust I dated as of October 10, 2003	C

4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated as of October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators

C

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee	C

4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, Bear Stearns & Co., Inc. and Mission Community Capital Trust I	C

4.10	Certificate of Amendment of Articles of Incorporation dated June 24, 2004	F

10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended	A

10.2	Financial Facilities Purchase Agreement	A

10.3	Employment Contract - Ms. Robinson	A

10.4	Lease Agreement - Paso Robles	A

10.5	Lease Agreement - San Luis Obispo	A

10.6	Lease Agreement - Arroyo Grande	A

10.7	1998 Stock Option Plan	A

10.8	Lease Agreement - 569 Higuera, San Luis Obispo	B

10.9	Lease Agreement - 671 Tefft Street Nipomo CA	B

10.10	Employment Agreement - Ms. Robinson	D

10.11	Lease Agreement - 3480 South Higuera Street, San Luis Obispo, CA	F

Exhibit #		Ref

14.0	Code of Ethics	E

21	Subsidiaries of the registrant	A

(A)           Included in Form 10-KSB filed on March 28, 2002

(B)             Included in Form 10-QSB filed on June 12, 2002

(C)             Included in Form 8-K filed on October 21, 2003

(D)            Included in Form 10-QSB filed on August 13, 2003

(E)              Included in Form 10-KSB filed on March 29, 2004

(F)              Included in Form 10-QSB filed August 10, 2004

Report on From 8-K

On July 15, 2004, the Company filed a From 8-K announcing the a $1.2 million cash award from under the Bank Enterprise Award program from the Community Development Financial Institutions Fund of the U.S. Department of Treasury.

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

Date: July 29, 2004

/s/ Anita M. Robinson

Anita M. Robinson
President and Chief Executive Officer

Date: July 29, 2004

/s/ William C. Demmin
William C. Demmin
Executive Vice President/Chief Financial Officer