Form 10QSB
period 2004-09-30
MISSION COMMUNITY BANCORP
filed 2004-11-15
CIK 1129920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒                                 Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

On November 12, 2004, there were 642,599 shares of Mission Community Bancorp Common

Stock outstanding.

Mission Community Bancorp
September 30, 2004

PART I

ITEM 1.          FINANCIAL STATEMENTS

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Unaudited — Dollar Amounts in Thousands)

	30-Sep-04	31-Dec-03
ASSETS:
Cash and Due From Banks	$3,812	$2,798
Federal Funds Sold	9,060	5,495
TOTAL CASH AND CASH EQUIVALENTS	12,872	8,293

Interest Bearing Deposits Other Banks	550	3,550
Investment Securities, Net	11,341	18,252
Federal Reserve Bank Stock and Other Stock, at Cost	940	474

Loans	103,637	79,463
Allowance for Loan Losses	(1,068)	(812)
NET LOANS	102,569	78,651

Property, Premises, and Equipment	2,464	2,430
Cash Surrender Value Life Insurance	2,040	—
Other Assets	2,221	1,815
TOTAL ASSETS	$134,997	$113,465

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Noninterest Bearing Deposits	$22,267	$20,195
Interest-Bearing Deposits	89,661	76,091
TOTAL DEPOSITS	111,928	96,286

Borrowings	9,000	4,500
Junior Subordinated Debt Security	3,093	3,093
Other Liabilities	1,354	1,041
TOTAL LIABILITIES	125,375	104,920

SHAREHOLDERS’ EQUITY:
Preferred Stock Class A	392	392
Preferred Stock Class B	192	192
Preferred Stock Class C	500	500
Common Stock	6,387	6,273
Unrealized Appreciation Available-for-Sale Securities	4	18
Retained Earnings	2,147	1,170
TOTAL SHAREHOLDERS’ EQUITY	9,622	8,545

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$134,997	$113,465

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited - Dollar Amounts in Thousands)

	For the 3 Months Ended		For The 9 Months Ended
	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
NET INTEREST INCOME
Interest Income	$1,978	$1,383	$5,425	$4,021
Interest Expense	427	308	1,190	944
NET INTEREST INCOME	1,551	1,075	4,235	3,077

Provision for Loan Losses	125	20	255	45

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,426	1,055	3,980	3,032

OPERATING INCOME AND EXPENSE
Noninterest Income	1,163	314	1,862	856
Noninterest Expense	1,690	1,075	4,225	3,295

INCOME BEFORE TAXES	899	294	1,617	593
Income Tax	353	122	640	252

NET INCOME	$546	$172	$977	$341

Per Share Data:
Net Income Per Share - Basic	$0.72	$0.25	$1.29	$0.49
Weighted Average Shares Used in Computation (actual)	761,445	701,671	758,007	701,671
Net Income Per Share - Diluted	$0.67	$0.23	$1.20	$0.47
Weighted Average Shares Used in Computation (actual)	812,398	747,140	812,811	732,938

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statement of  Changes of Shareholders’ Equity

(Unaudited — Dollar Amounts in Thousands  - Shares Actual)

	Preferred Stock			Comprehensive Income	Retained Earnings	Accumulated Comprehensive Income	Total
		Common Stock
		Shares	Amount
Balance at January 1, 2003	$1,084	630,166	$6,273		$529	$64	$7,950

Dividend Paid					(75)		$(75)

Comprehensive Income:
Net Income				$716	716		716

Net Unrealized Loss on
Available-for-Sale
Securities				(46)		(46)	(46)

Total Comprehensive Income				$670

Balance, Dec 31, 2003	1,084	630,166	6,273		$1,170	$18	$8,545

Exercise of Stock Options		12,433	114				114

Comprehensive Income:
Net Income				$977	977		977

Net Unrealized Appreciation on Available-for-Sale Securities				(14)		(14)	(14)
Total Comprehensive Income				$963

Balance, Sept 30, 2004	$1,084	642,599	$6,387		$2,147	$4	$9,622

The accompanying notes are an integral part of this consolidated financial statement.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited — Dollar Amounts in Thousands)

	For the Nine Months Ended
	30-Sep-04	30-Sep-03
OPERATING ACTIVITIES:
Net Income	$977	$341
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:	(9)
Cash Provided (Used) by Operating Activities
Depreciation and Amortization	146	154
Provision for Credit Losses	255	45
Net Change in Other Assets and Liabilities	224	(203)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,593	337

INVESTING ACTIVITIES:
Purchase of Investment Securities	(5,988)	(18,075)
Sale and Maturity of Investment Securities	12,692	12,637
Net Decrease in CDs with other banks	3,000	—
Net Increase in FRB, FHLB Stock and Other Investments	(466)	(10)
Purchase Cash Surrender Value Life Insurance	(2,040)	—
Net Increase in Loans	(24,174)	1,278
Purchase of Equipment	(180)	(138)
NET CASH USED BY INVESTING ACTIVITIES	(17,156)	(4,308)

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits	15,642	6,906
Net Increase (Decrease) in Other Borrowings	4,500	(985)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	20,142	5,921

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,579	1,950

Cash and Cash Equivalents at Beginning of Period	8,293	15,319

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,872	$17,269

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial information for the three- and nine-month periods ended September 30, 2004 and 2003 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation thereof.

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

Had compensation cost for the Bank’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	3 months ended		9 months ended
(dollars in thousands)	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
Net Income
As Reported	546	172	977	341
Stock-Based Compensation using the Intrinsic Value Method	0	0	0	0
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(4)	(11)	(12)	(33)

Pro Forma	$542	$161	$965	$308

Basic Income Per Share:
As Reported	$0.71	$0.25	$1.29	$0.49
Pro Forma	$0.67	$0.23	$1.27	$0.44

Diluted Income Per Share:
As Reported	$0.67	$0.23	$1.20	$0.46
Pro Forma	$0.66	$0.22	$1.19	$0.41

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Summary

For the nine months ended September 30, 2004, the Company reported consolidated net income of $977,000 compared to $341,000 for the same nine month period for the prior year.  This represents an increase of $636,000 or 186%.

For the three months ended September 30, 2004, the Company reported net income of $546,000 compared to $172,000 for the same three month period in 2003 which represents an increase of $374,000 or 217%.

The primary reasons for the earnings improvement for 2004 for both the nine- and three-month periods is the overall increase in the earning asset base with controlled increases in operating expenses together with the receipt of the first installment of Bank Enterprise Award (BEA) Funds from the CDFI Fund of $776,160. The Arroyo Grande and Nipomo branches, which opened in mid 2002, continue to grow and supplement asset growth with static overhead expenses, while the San Luis Obispo and Paso Robles branches have also increased business volumes with minor changes in overhead expense.

The following chart reflects the comparative ROA for the nine- and three-months ended September 30, 2004 and 2003.

(income annualized for comparision	For the 3 months ended		For the 9 months ended
purposes)	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
Return on Average Assets	1.64%	0.67%	1.54%	0.69%

The first two quarters of 2004 demonstrated positive growth in earning assets and net income, while the third quarter experienced a much slower asset growth rate. There can be no assurance of continued growth or a repeat of prior income trends; however it appears that income should continue to improve during the balance of 2004.

On July 12, 2004, the Bancorp’s subsidiary, Mission Community Bank was notified that it would be receiving a Bank Enterprise Award of $1,240,929 from the Community Development Financial Institution (CDFI) Fund of the U.S. Treasury.  A portion of the award funds were received in the amount of $776,160 on August 26, 2004, representing a material addition to non-interest income for 2004. The balance of $464,769 is expected to be received prior to December 31, 2004.

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

The Company was further notified on September 29, 2004 that it was awarded a grant in the amount of $134,935 by the CDFI fund for Technical Assistance.  These funds are to assist the Company and Bank in administrative costs relative to furthering its mission in the outreach to low income communities for various banking products.  Receipt of the award may be received before December 31, 2004.

While the Bank and Company will continue to seek awards and grants consistent with its community development activities no assurances can be given that the Bank or Company will receive any future awards or grants.

Net Interest Income

The following table shows the net interest income trends derived from earning assets, deposits and borrowings, and yields/costs; and the loan-to-deposit and earning assets to deposit/borrowing ratios:

	For 9 months ended
(dollars in thousands)	30-Sep-04	30-Sep-03
Average Earning Assets	118,042	91,951
Average Deposits and Borrowings	117,572	89,776
Yield on Earning Assets	6.13%	5.83%
Cost of Deposits	1.35%	1.40%
Spread	4.78%	4.43%

Loan to Depost Ratio - period end	92.59%	67.69%

The Company paid interest expense on its Junior Subordinated Debt (Trust Preferred) totaling $97,000 in the first nine months of 2004 or approximately $32,000 per quarter.  There was no material interest expense for the Company in 2003.

The Company’s Trust Preferred rate is tied to LIBOR and changes quarterly.  The Company assumes that LIBOR will continue to move up as interest rates in the U.S. increase and that the interest expense will increase in future quarters.

The improved net interest income in 2004 for both the three- and nine-month periods was due to increased levels of earning assets, especially loan activity, as evidenced by the increase in the loan to deposit ratio.  Part of the increase in loan activity can be attributed to higher legal lending limits that began in December 2003 when the Bank converted from a National banking charter to a State banking charter.  Under California law, a bank is allowed to grant to any one individual or entity “secured” (1st Trust Deed) loans up to 25% of capital plus reserves and up to 15% for “unsecured” loans.  As a National bank the limit for any type of loan is 15%.

Management expects to see continued increases in earning assets with a focus on loan activity.  Plans are currently underway to selectively add one or more additional lending officers and to continue to increase the banks focus for loans to small businesses.

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

Non Interest Income

Non interest income represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.   The following table shows the major components of non interest income:

	For the 3 months ended		For the 9 months ended
(dollars in thousands)	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
BEA Income	$776	45	868	136
Gain on Sale of SBA Loans	197	127	461	287
Loan Servicing Income	64	81	203	210
Other Fees and Charges	126	61	330	223
Total Non Interest Income	1163	314	1862	856

BEA income represents the three-year amortization of a portion of the $990,000 Bank Enterprise Award the bank received in 2001 from the U.S. Department of Treasury for its community development related activities; together with the additional funds received for the 2004 award of $776,160.  The final amortization for the 2001 award was in June 2004 of approximately $45,000 per quarter.

The Bank derives a material portion of its non interest income from the sale of SBA guaranteed loans.  This income tends to be nonlinear and can fluctuate between months and quarters depending on the volume of loans made and the volume sold.  For the first quarter of 2004, the SBA experienced budget funding delays which limited the volume and size of guaranteed loans.  Restrictions were lifted by the second quarter and loan volume and sale income has increased.

Loan servicing income has become an important source of fee income and has increased over the past year and is expected to continue to increase as the serviced loan portfolio grows.

The Bank is not fee based and many of its deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future. The majority of the service charge income relates to NSF fee income and other service charges.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expenses increased by $615,000 or 57% for the three months and $930,000 or 28% for the nine months ended September 30, 2004.  The increase is due to a number of factors as shown in the following table for major expense items:

	For the 3 months ended		For the 9 months ended
(dollars in thousands)	30-Sep-04	30-Sep-03	30-Sep-04	30-Sep-03
Salaries and Benefits	687	582	1,979	1,792
Occupancy	151	122	436	410
Marketing and Advertising	44	28	124	79
Data Processing	74	78	221	213
Professional Fees	57	38	129	71
Reserve Securities Loss	101	—	255	—
Loss Reserve Unfunded Loans	—	—	40	—
Other Expenses	576	227	1,041	730
Total Non-Interest Expense	1,690	1,075	4,225	3,295

Number of FTE Employees	46	46	46	46

Salaries and benefits have increased due to increased costs for workers compensation and health/life insurance and nominal annual salary increases.  The majority of the increase is in reserves for profit sharing, 401k contributions and incentive compensation of $179,708 as of September 30, 2004 and compared to $17,805 as of September 30, 2003.

In July 2004, the Bank’s CFO vacated his position and the bank has been actively seeking a replacement.  In the interim, a qualified individual has been retained under short-term contract.  Increased professional fees reflect contract payments to the “Contract Chief Financial Officer” during the ongoing search for a permanent CFO.  It is anticipated that this additional expense will continue into the fourth quarter and is offset by reduced salary expense.

Other expense includes a one-time grant of $250,000 to Mission Community Services Corporation, the non-profit affiliate to the Company.  It is not anticipated that this will be a recurring expense and there are no further commitments by the board or management for future grants.  Additionally, other expense includes a $72,000 loss on sale of securities during the three month period allowing restructure of a portion of the AFS investments and supplement of liquidity for the growing loan activity.

The Bank added additional administrative office space at the end of 2003 with rental expense increasing by approximately $1,800 per month.

Data processing expenses have increased due to volume increases and new IT products like imaged statements and increases in contract prices for data and item processing.

The Bank has established a reserve for a held to maturity investment that has been downgraded with a material decrease in market value.  A reserve has been established for this investment of $255,000 and all interest payments have been used to increase the reserve.  The Bank received principal payments through September 2004; however the traunch in which the bank participates is now experiencing principal losses.   The reserve was established based on a projection of the probable loss.  This reserve for loss is the equivalent of 60% of the principal outstanding.  Actual losses will be deducted from the reserve. See Asset Quality below for additional information on the subject security.

The Bank established a loan loss contingency reserve of $40,000 for unfunded loan commitments. See Allowance for Loan and Lease Losses below for additional information.

Allowance for Loan and Lease Losses (ALLL)

The following table reviews the changes in the ALLL and the ratio of the ALLL to Gross Loans for the comparative periods (dollars in thousands):

	30-Sep-04	31-Dec-03	30-Sep-03
Beginning Allowance	812	744	744
Provision for Loan Losses	255	120	45
Recoveries of Loans Charged Off	2	58	52
	1,069	922	841
Loan Charge Offs	(1)	(110)	79
Allowance at End of Period	1,068	812	762

Allowance as % of Gross Loans	1.03%	1.02%	1.19%
Allowance as % Including Contingent Reserve	1.07%	1.02%	1.19%

The Bank has marginally increased the ALLL by percentage of gross loans based on management’s quarterly review of the overall quality assessment of the loan portfolio and general economic trends in the local market.  Management foresees the need to continue to build the ALLL as gross loans increase and to allow for other factors that are included in its quarterly assessment including, but not limited to, asset quality, current economic conditions, and economic forecasts.

Management made a change in its methodology for calculating and booking the provision expense in the second quarter of 2004.  Based on bank regulatory guidelines, management has calculated a risk factor for loans with undisbursed commitment balances.  As of September 30, 2004, this amounted to an expense of $40,000 which has been accounted for as other expense and other liability on the Bank’s Call Report as filed with the FDIC which is consistent with GAAP.  However, for regulatory purposes, this amount can be considered when calculating the adequacy of the ALLL.

Based on its quarterly review and audit reviews of the portfolio, Management believes that the Allowance as of September 30, 2004 is adequate to cover future losses.

Balance Sheet Analysis

The following table shows period end totals and growth trends by percent for assets; earning assets, loans, deposits and short-term borrowing (December 2003 represents growth for the full year while the September periods are for nine months):

	30-Sep-04		30-Sep-03		31-Dec-03
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Total Assets	134,997	18.98%	105,205	6.30%	113,465	14.60%
Earning Assets	125,532	17.06%	95,401	2.90%	107,234	26.52%
Loans	103,637	30.42%	63,909	-2.00%	79,463	21.90%
Deposits	111,928	16.25%	94,411	7.90%	96,286	10.03%
Borrowings	9,000	100.00%	1,515	-39.40%	4,500	203.72%
Junior Subordinated Debt Security	3,093	0.00%	—	0.00%	3,093	0.00%

The past 18 months has seen consistent and material growth by the Bank compared to the slow first half for 2003 (when total assets and loans declined) to a faster paced growth across the board in 2004.  Slow growth in 2003 was a product of economic uncertainties and a very active market for loans being refinanced to take advantage of very-low, fixed-rate loans by other financial institutions.  Beginning in the middle of 2003, the refinancing slowed and loan totals began to increase.  In the last quarter of 2003, the Company completed a $3 million trust preferred pool offering and used $2 million from the proceeds to increase the Bank’s capital.  The increased capital plus the change from a National to State bank charter in late December 2003, allowed the Bank to increase its legal lending limit from approximately $1.3 million to approximately $2.7 million per individual or entity for real estate secured loans.  The increased legal lending limit (for real estate secured loans) allows the Bank to keep a larger portion of loans that previously were participated.

While deposits have increased, they have not increased at a pace sufficient to match loan growth. The Bank has increased its borrowings from the FHLBSF by $4.5 million in the nine months of 2004.  A portion of these borrowings were made at longer terms to lock in funding in anticipation of rate increases and to match fund some of the Bank’s longer term fixed rate loans.

The Bank anticipates loan demand will continue to be reasonably strong for the balance of 2004.  The Bank is implementing a new deposit program entitled Certificate of Deposit Account Registry (CDARS) which will allow it to provide full FDIC insurance coverage to any one depositor for up to $10 million.  This new program is expected to provide a new funding source.  The Bank continues to research ways to use its CDFI status to attract other funding sources at or below market cost for deposits.  With its CDFI status other banks can get CRA credit for deposits made with Mission Community Bank.

Asset Quality

The following table sets forth the components of non-performing assets and related ratios (dollars in thousands):

	30-Sep-04	31-Dec-03	30-Sep-03
Past due 90 days or more and still accruing	—	11	0
Loans on nonaccrual	213	508	324
Total nonperforming loans	213	519	324

Nonperforming loans as a percent of total loans	0.21%	0.65%	0.51%
Allowance as a percent of nonperforming loans	501%	156%	235.19%

SBA guarantee portion of nonperforming loans	162	436	244
Bank “risk” net of SBA guarantee	51	83	80

Nonperforming loans net of guarantee to total loans	0.05%	0.10%	0.13%
Allowance as percent loans net of guarantees	2094%	978%	953%

The Bank’s overall credit quality has improved due to strong credit administration.   It is important to note that the loans on non-accrual as of September 30, 2004 are well secured and /or SBA guaranteed.   The Bank has never had Other Real Estate Owned.

Investment Quality

The Bank owns a held to maturity CMO (collateralized mortgage) originally issued by a manufactured housing company on the East Coast.  The parent company of the issuer filed for bankruptcy in November 2002 and securities issued by the company have been down graded by the rating agencies and the bond market.  To date, the Bank has received all scheduled interest payments but has been carefully monitoring the security.

The book value of the security is $427,000 (par value $435,000) while the market value has been decreased to approximately $171,000.  The bond market appears to have given the security a worst case bid from bidders who do not really know what the results will be and who have listed a “throw-away” bid.  Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss, and this calculation is reviewed monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154,000 and placed the security on a non accrual basis with interest payments going to the reserve. In September 2004, an additional $100,000 was placed in the reserve.  As of September 30, 2004, the reserve is in excess of the calculation of the probable loss at a current rate of 48%. The bond is rated CCC by Standard and Poors and NR by Moody.

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and if needed, recognize additional write downs.  The intent remains to recognize probable losses in current periods but to hold the security until maturity.

The balance of the Bank’s investment portfolio is rated Aaa or higher and consists of a mixture of fixed rate agencies (61%), MBS-Fixed (17%), MBS Floating (15%), and CMO-Fixed (7%).   Approximately 17% of the portfolio is AFS and 83% HTM, and 15% of the portfolio has floating rates while the remaining 85% is fixed rate.  The average repricing term for the portfolio is 2.4 years.

Borrowings

In addition to the Junior Subordinated Debt, the Bank has borrowed from and expects to continue to have borrowings from the Federal Home Loan Bank of San Francisco.   As of September 30, 2004, borrowings from the FHLB totaled $9.0 million with a combination of short- and longer-term advances.

Capital Ratios

The Company remains inactive except for business conducted by the Bank. The Bank’s capital ratios as of June 30, 2004 were:

	Required Ratio	30-Sep-04	31-Dec-03	30-Sep-03
Tier 1 leverage ratio	5%	8.84%	9.70%	7.95%
Tier 2 risk-based capital ratio	6%	10.13%	11.50%	10.45%
Total risk based capital ratio	10%	11.08%	12.40%	11.41%

The Bank has consistently qualified under regulatory guidelines and exceeded the standard for “well capitalized” as shown above as the Required Ratio.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity remains within targeted levels as measured by Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio (target range 80% to 90%) which was at 92% as of September 30, 2004 compared to 70% in September 2003.   The Bank considers current and potential FHLBSF borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

The Company has adequate cash to meet all foreseeable liquidity needs.  Management is not aware of any future changes that would significantly impair liquidity.

Economic Uncertainties — Inflation

San Luis Obispo County continues to have one of the lowest unemployment rates of any county in California and the economy appears to be stable with some slight growth.

The Bank expects to see a progressive movement in interest rates over the next two years, and the economy continues to show slow but steady growth.

The Bank has sufficient capital and physical resources to continue to grow through 2005 and 2006.  A capital plan is being developed by management and the board to address future capital needs.

Item 3.            Controls and Procedures

Within the 90 days prior to the date of this report, our Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank, including periodic filings with the Securities Exchange Commission, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Bank and the California Department of Financial Institutions (DFI).  Such periodic financial reports are prepared internally and reviewed by management prior to filing.  These financial reports are also reviewed for timely filing, completeness and accuracy with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

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

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state charted member bank, the Bank is examined by the FRB and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  The Company and Bank recently completed a full Safety and Soundness examination by both the FRB and DFI (joint examination) on November 3, 2004.  Management believes that the Bank will continue to maintain its satisfactory rating.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of September 30, 2004, the Bank is not operating under any formal or informal agreement with the FRB, DFI nor are any such agreements pending or anticipated.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 5.          OTHER INFORMATION

On July 29, 2004, the Bank’s and Company’s Chief Financial Officer left the Bank and Company to accept a position with another firm.  This was a voluntary resignation, and there were no disagreements on accounting or other related issues.

The Bank and Company are currently conducting a search for a qualified replacement.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

Exhibit #		Ref
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000	A
3.1	Articles of Incorporation	A
3.2	Bylaws	A
3.3	Restated Articles of Incorporation dated June 24,2004 included as item 4.10 in June 30, 2004 10-QSB	F
4.1	Certificate of Determination for Series A Non-Voting Convertible Redeemable Preferred Stock	A
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock	A
4.3	Certificate of Determination for Class C Preferred Stock	B
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust 1, and Bear Stearns & Co., Inc.	C
4.5	Indenture dated as of October 14, 2003 by and between the Registrant and Wells Fargo Bank, National Association, as trustee	C
4.6	Declaration of Trust Mission Community Capital Trust I dated as of October 10, 2003	C
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated as of October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators

C
4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee	C
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, Bear Stearns & Co., Inc. and Mission Community Capital Trust I	C
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended	A
10.2	Financial Facilities Purchase Agreement	A
10.3	Employment Contract – Ms. Robinson	A
10.4	Lease Agreement – Paso Robles	A
10.5	Lease Agreement – San Luis Obispo	A
10.6	Lease Agreement – Arroyo Grande	A
10.7	1998 Stock Option Plan	A
10.8	Lease Agreement – 569 Higuera, San Luis Obispo	B
10.9	Lease Agreement – 671 Tefft Street Nipomo CA	B
10.10	Employment Agreement – Ms. Robinson	D
10.11	Lease Agreement – 3480 South Higuera Street, San Luis Obispo, CA	F

Exhibit #		Ref
14.0	Code of Ethics	E
21	Subsidiaries of the registrant	A

(A)              Included in Form 10-KSB filed on March 28, 2002

(B)                Included in Form 10-QSB filed on June 12, 2002

(C)                Included in Form 8-K filed on October 21, 2003

(D)               Included in Form 10-QSB filed on August 13, 2003

(E)                 Included in Form 10-KSB filed on March 29, 2004

(F)                 Included in Form 10-QSB filed July 29, 2004

Report on From 8-K

On July 15, 2004, the Company filed a Form 8-K announcing a $1.2 million cash award from under the Bank Enterprise Award program from the Community Development Financial Institutions Fund of the U.S. Department of Treasury.

On October 4, 2004, the Company filed a form 8-K announcing the notification by the Community Development Financial Institutions Fund “Technical Assistance” grant award in the amount of $134,935

On October 15, 2004, the Company filed a form 8-K announcing the Grant from the Company to Mission Community Services Corporation in the amount of $250,000 for ongoing technical assistance in low-income communities.

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

MISSION COMMUNITY BANCORP

Date:	November 12, 2004

/s/ Anita M. Robinson

Anita M. Robinson
President and Chief Executive Officer