Form 10KSB
period 2004-12-31
MISSION COMMUNITY BANCORP
filed 2005-03-31
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0559736
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

581 Higuera St., San Luis Obispo, California 93401	(805) 782-5000
(Address of principal executive offices)	Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

Registrant’s revenue for this year ended December 31, 2004 was $10,109,459.

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity; as of March 1, 2005 such aggregate market value was $12,774,506.

As of March 1, 2005, the Registrant had 644,599 shares of Common Stock outstanding.

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

PART I

Item 1.  Description of Business

BUSINESS DEVELOPMENT

The Company

Mission Community Bancorp (“Bancorp”) is a California corporation that was formed in September 2000. Bancorp’s principal business is to serve as a bank holding company for Mission Community Bank (the “Bank”).  Bancorp and the Bank are collectively referred to herein as “the Company.”

As of December 31, 2004, the Company had approximately $139 million in total assets and $10 million in shareholders’ equity.

On October 14, 2003, Bancorp formed Mission Community Capital Trust I in order to complete a trust preferred security transaction and raised approximately $3,000,000 in net capital.  See Market for Common Equity and Related Shareholder Matters under Item 5 of Part II of this report.

The U.S. Department of the Treasury, Community Development Financial Institutions Fund, has certified Bancorp and the Bank as Community Development Financial Institutions (“CDFI”).  This status also conveys possible Community Reinvestment Act (CRA) credit to institutional depositors and investors in the Bank and Bancorp.  It also opens to the Bank and Bancorp various government sponsored programs, grants, and awards in which they may participate.

With its status as a CDFI, Bancorp completed the private placement of $500,000 in preferred stock during December 2000 with the CDFI Fund.  Bancorp also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund, which was funded in December 2002 in the form of preferred stock.  This was matched with a combination of preferred and common shares through an investment of $500,000 from the National Community Investment Fund (“NCIF”).  Neither Bancorp nor the Bank received any grants or awards in 2003.  In 2004 the Bank received a $1,240,929 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2004 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  This award was recognized as income in 2004.  The Bank also received a similar award in 2001 of $990,000.

Mission Community Bank

The Bank opened on December 18, 1997, in San Luis Obispo, California, as a national bank chartered by the Comptroller of the Currency and opened additional offices in San Luis Obispo County in the city of Paso Robles in 1998, Arroyo Grande and Nipomo in 2002.  The Bank is authorized to engage in the general commercial banking business, and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law.  At December 31, 2004, the Bank had approximately $139.2 million in assets, $103.4 million in loans, $112.8 million in deposits, and $10.0 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank is also certified by the State of California Department of Insurance to accept deposits under the California Organized Investment Network (the “COIN”).  The COIN program provides California tax credits and/or CRA credit to individuals, corporations, or partnerships that invest in below market rate deposits or specified term certificates of deposit.

On December 29, 2003, the California Department of Financial Institutions (the “DFI”) approved the Bank’s conversion application to be chartered in the State of California as a Federal Reserve Member Bank and effective on this date, the Bank returned its national charter from the Comptroller of the Currency.  The change in charter was completed primarily to allow the Bank to benefit from the larger secured legal lending limit for banks chartered in California, specifically, increasing its legal lending limit from 15% to 25% for certain real estate secured loans.  Following the charter change, the Bank is now supervised by the Federal Reserve and the DFI.  Other than the change in legal lending limit, no material changes are anticipated from the charter change.

Mission Community Development Corporation (“MCDC”)

Mission Community Development Corporation, a community development corporation which was incorporated in August 1997, is a wholly-owned subsidiary of the Bank.  MCDC is a “for-profit” Community Development Corporation (“CDC”), which provides financing for small businesses and low- to moderate-income area development and/or affordable housing projects.  Its purpose is to benefit small business and low- to moderate-income areas/residents.  The board of directors of MCDC consists of four members of the Board of Directors of the Bank and three outside members who are actively involved in representing and supporting the low income community.

At December 31, 2004, MCDC had approximately $204,000 in net loans and $280,000 in shareholder’s equity, and provided loan accounting services for a very small pool of community development micro loans which were funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  MCSC’s primary focus is to provide technical support and training services to the community, including small business, minority and low-income entrepreneurs.  While MCSC has not engaged in any direct lending, it may provide some lending in the future.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-KSB.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

The “Mission” Group

Bancorp, the Bank and its subsidiary MCDC, and MCSC form an organizational structure intended to provide traditional community bank financial services and to foster economic revitalization and community development to its market areas.

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

BUSINESS OF ISSUER

Principal Products, Services, and Markets

Other than holding the shares of the Bank, Bancorp conducts no significant activities. Bancorp is authorized with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), its principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

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

The areas in which the Bank has directed virtually all of its lending activities are commercial loans (including government-guaranteed loans), agricultural loans, construction loans, real estate loans, and consumer loans.  As of December 31, 2004, these five categories accounted for approximately 15.6%, 0.7%, 23.6%, 58.6%, and 1.5% respectively, of the Bank’s gross loan portfolio.  As of December 31, 2004, $84.8 million, or 82.2%, of the Bank’s loans consisted of interim construction and real estate loans, for single family residences or for commercial development.  The increase in construction and real estate loans is a material increase from the prior year’s combined 76.5%.  See Concentrations in Managements’ Discussion and Analysis under Item 6 of Part II of this report.

As of December 31, 2004, the Bank had 4,112 deposit accounts, including 2,328 demand accounts totaling $24.6 million; 1,216 savings accounts with balances totaling $42.9 million; and 568 time certificates of deposit totaling $45.3 million.

The principal sources of the Bank’s revenues are interest and fees on loans, BEA awards, service charges on deposit accounts and other charges and fees, gain on sale of loans, interest on investments, and interest on other investments, including federal funds sold.  For the year ended December 31, 2004, these sources comprised 65.7%, 13.1%, 7.4%, 6.5%, 6.4% and 0.9%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo County and Northern Santa Barbara County, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Kern, Kings, and Fresno.

The Bank operates out of four full service offices (in the cities of San Luis Obispo, Paso Robles, Arroyo Grande and Nipomo) plus a loan production office and an administrative facility, which are both located in the city of San Luis Obispo.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.  Physical expansion into the neighboring counties would most likely come from acquisitions or in the form of loan production offices although there are no immediate plans for acquisitions or loan production offices.

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  As a CDFI, the Bank also emphasizes loans and financial services to low- to moderate-income communities within its market area.  Most of the Bank’s deposits are attracted by relationship banking, local activities, and advertising.

The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.  Its key strengths are customer service and an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects.

In 2003 and 2004, the Bank extended its use of Internet technology as a distribution tool to improve its customer service by use of email and Internet Banking, including bill pay and ACH origination.  While the Bank continues to focus on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  Management expects that brokered deposits will be used from time to time in the future as an alternative source of funding loan growth.

Status of and Publicly Announced New Products or Services

There has been no significant change in the types of services offered by the Bank since its inception. The Company has no present plans to enter any material new line of business that would require the investment of a material amount of total assets.

The Bank participates in a 3-year project (2002 - 2005) sponsored by NCIF to explore and develop a profitable range of retail financial products and services to low income and unbanked customers (“low income customers”).  NCIF is underwriting a majority of the costs associated with this project.  The project seeks to develop replicable and profitable business models for both particular products and services targeted at low income customers, and coordinated suites of products that meet a range of needs.  Product and service specifications, target market, cross selling and profitability data is being tracked over a two- to three-year time horizon with the goal to develop suites of products that meet household financial and asset building needs while being profitable for financial institutions.  Expected products include First Accounts, Individual Development Accounts, and access to debit cards and other electronic services.  The Bank expects to increase its focus on profitable financial services for the un- and under-banked customers in its market area, but does not expect these services will be a material percentage of its deposit activities.

The Company applied to the CDFI in 2004 for a technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its market area.  It was successful in this endeavor and was awarded a grant of $134,935, which the Company expects to receive in 2005.

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

As a service organization, the Company is not dependent on raw materials.

No Dependence on One or a Few Major Customers

The Bank is limited in the size of loans it can make to any one individual borrower (in the aggregate), and it has approximately 700 loan customers.  As of December 31, 2004, the Bank’s legal lending limits to a single borrower, and such borrower’s related parties, on a secured basis (first trust deed) were approximately $3.1 million and $1.8 million for unsecured loans, based on regulatory capital plus reserves of approximately $12.3 million.

A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.  The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 307 depositors holding $68.5 million in deposits as of December 31, 2004.  Included in those totals are 9 accounts of $1 million or more totaling $16.0 million.  These deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.

The Bank’s business does not appear to be seasonal.

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

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

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

Supervision and Regulation

The Company and the Bank are extensively regulated under both federal and state law.  Set forth below is a summary description of certain laws that relate to the regulation of Bancorp and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

Bancorp

Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is registered as such with, and subject to the supervision of, the Federal Reserve Board.  Bancorp is required to file with the Federal Reserve Board quarterly and annual reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA.  The Federal Reserve Board may conduct examinations of bank holding companies and their subsidiaries.

Approval of the Federal Reserve Board is required before Bancorp may acquire all or substantially all of the assets of any bank, or ownership or control of the voting shares of any bank if, after giving effect to such acquisition of shares, Bancorp would own or control more than 5% of the voting shares of such bank.  Prior approval of the Federal Reserve Board is also required for the merger or consolidation of Bancorp and another bank holding company.

Bancorp is prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries.  However, Bancorp may, subject to the prior approval of the Federal Reserve Board, engage in, or acquire shares of companies engaged in, any activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Reserve Board may require that Bancorp terminate an activity or terminate control of or liquidate or divest subsidiaries or affiliates when the Federal Reserve Board determines that the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.  The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including authority to impose interest ceilings and reserve requirements on such debt.  Under certain circumstances, Bancorp must file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

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

Bancorp is subject to the periodic reporting requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended, and files reports pursuant to such Act with the Securities and Exchange Commission (“SEC”).

The Bank

The Bank is chartered under the laws of the state of California and its deposits are insured by the FDIC to the extent provided by law.  Prior to December 2003 and its charter conversion, the Bank was supervised by the Comptroller of the Currency.  Following the conversion, the Bank is subject to the supervision of, and is regularly examined by, the Federal Reserve Bank of San Francisco (the “FRB”) and the DFI.  Such supervision and regulation include comprehensive reviews of all major aspects of the Bank’s business and condition.

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

If, as a result of an examination of a bank, the FRB or DFI determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to such regulatory agency.  Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which would result in a revocation of the Bank’s charter.

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

A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk adjusted assets.  The regulators measure risk-adjusted assets, which include off balance sheet items, against both Tier 1 capital and Total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital).  Tier 1 capital consists primarily of common stock, retained earnings, non-cumulative perpetual preferred stock (cumulative perpetual preferred stock for bank holding companies) and minority interests in certain subsidiaries, less most intangible assets.  Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses, cumulative preferred stock, long term preferred stock, eligible term subordinated debt and certain other instruments with some characteristics of equity.  The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies.  The federal banking agencies require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%.

In addition to the risked-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets (not risk-adjusted), referred to as the leverage ratio.  For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%.  For all banking organizations not rated in the highest category, including the Company and the Bank, the minimum leverage ratio must be at least 4%.  In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.  Future changes in required capital ratios or regulations or practices could further reduce the amount of capital recognized for purposes of capital adequacy.  Such a change could affect the ability of the Bank to grow and could restrict the amount of profits, if any.

The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2004:

		Well-	Minimum
	Bank	Capitalized	Capital
	Actual	Requirements	Requirements
Total Risk-Based Capital Ratio	11.5%	10.0%	8.0%
Tier 1 Risk-Based Capital Ratio	10.6%	6.0%	4.0%
Leverage Ratio	9.1%	5.0%	4.0%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2004.

Under existing regulations of the Federal Reserve Board, the consolidated capital ratios of bank holding companies with total assets of less than $150 million, such as the Company, are deemed to be the same as those of the Bank.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including, but not limited to, those institutions that fall below one or more prescribed minimum capital ratios described above.  An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to more restrictions.  The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

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

Community Reinvestment Act

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of their local communities, including low and moderate income neighborhoods.  In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities.  In connection with its assessment of CRA performance, the appropriate bank regulatory agency assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”

At its last examination, the Bank received a CRA rating of “Outstanding.”

Recent Legislation

Financial Holding Companies

A bank holding company that elects to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature.  A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Bancorp has not elected to become a financial holding company.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C., which occurred on September 11, 2001.  The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s abilities to work cohesively to combat terrorism on a variety of fronts.  The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging.  The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

The SOA contains provisions that became effective upon enactment on July 30, 2002, and provisions that became effective within 30 days to one year from enactment.  The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

On March 2, 2005, the SEC extended the compliance dates for non-accelerated filers, such as Bancorp, regarding rules pursuant to Section 404 of the Sarbanes-Oxley Act.  The rules relate to requirements that companies include in annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report.  Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer), must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2006.  This is a one-year extension from the previously established July 15, 2005, compliance date for non-accelerated filers.  The SEC also has extended the compliance date for non-accelerated filers relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.

Transactions Between Affiliates

Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The FRB has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  Affiliates of a bank include, among other entities, companies that are under common control with the bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Employees

As of March 1, 2005 the Bank had a total of 55 employees. The management of the Bank believes that its employee relations are satisfactory.  Neither Bancorp nor MCDC have salaried employees; Bancorp’s officers all hold similar positions at the Bank.  The Bank, under inter-company arrangements, may charge Bancorp and/or MCDC for management, staff, and services; however, the time and services are not material at this time.

Certain Business Risk

In addition to the other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition or operating results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate.  At December 31, 2004, real estate served as the principal source of collateral with respect to approximately 82 percent of the Bank’s loan portfolio.  A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general, and the market value of the Company’s common stock.  Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition.  See Concentrations in Managements’ Discussion and Analysis under Item 6 of Part II of this report.

Interest Rate Changes

The earnings of the Company and the Bank are substantially affected by changes in prevailing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and the rates the Bank must pay on deposits and borrowings.  The difference between the rates the Bank receives on loans and securities and the rates it must pay on deposits and borrowings is known as the interest rate spread.  Given the Bank’s current volume and mix of interest-bearing liabilities and interest-earning assets, the Bank’s interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining, i.e., the Bank is “asset sensitive.”  Although the Bank believes its current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the Company’s and the Bank’s business, financial condition and results of operations.  See Asset and Liability Management in Management’s Discussion and Analysis under Item 6 of Part II of this report.

Competition

Competition may adversely affect the Bank’s performance.  The financial services business in the Bank’s market area is highly competitive and becoming more so due to changes in regulation, technological advances and the accelerating pace of consolidation among financial service providers.  The Bank faces competition both in attracting deposits and in making loans.  It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides.  Increasing levels of competition in the banking and financial services industry may reduce the Bank’s market share, cause the prices it charges for its services to fall, or cause the rates it must pay to attract deposits to rise.  The Company’s results may differ in future periods depending on the nature or level of competition by financial services providers.

Regulation

Bancorp and the Bank are subject to government regulation that could limit or restrict their activities, adversely affecting operations.  Federal and state banking regulation is designed to protect the deposits of consumers, not to benefit shareholders.  The regulations impose significant limitations on operations, and may be changed at any time to impose significant new limitations, possibly causing the Company’s results to vary significantly from past results.  Government policy and regulation, particularly as implemented through the Federal Reserve Board, significantly affects credit conditions for the Bank.

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

Certain reports are filed by the Company with the Securities Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   The SEC maintains an Internet site that contains reports and other information statements.  The Company files its reports electronically and they may be viewed from the SEC’s Internet site http://www.sec.gov.  The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0300.

The Company’s Internet site is http://www.missioncommunitybank.com.

Item 2.  Description of Property

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s main office is located.  For its administration offices, the Bank has been leasing approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of approximately $5,200 per month.  The lease expires on June 30, 2006, with an option to renew for one five-year period.  The administration office is located next to the Bank’s main office.

The Bank also leases a branch office at 1226 Park Street, Paso Robles, California, at a cost of $1,855 per month.  The lease expires on July 31, 2008 and provides for one five-year option.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,052 per month, plus common area operating expenses.  The lease expires in September 2005 and provides for two five-year option periods.

In 2002, the Bank leased premises at 671 Tefft Street, Nipomo, California, at a cost of $3,370 per month.  The lease expires May 31, 2007, and provides for two five-year option periods.

In July 2004, the Bank entered into a five-year lease at a cost of $6,000 per month for office space at 3440 and 3480 S. Higuera Street, San Luis Obispo, for its new Business Banking Center.  One five-year option period is provided in the lease.

For the years ended December 31, 2004 and 2003, the Bank’s total occupancy costs were approximately $442,000 and $394,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note D to the Consolidated Financial Statements contains additional information about properties.

Bancorp is restricted by the bank holding company regulations in its power to hold real estate property for investment.  The Company does not currently invest in real estate, other than for purposes of operations and mortgage interests in real estate securing loans made by the Bank in the ordinary course of business, and has no plans to do so in the future.

Item 3.  Legal Proceedings

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  The Company is not a party to any pending legal or administrative proceedings (other than ordinary routine litigation incidental to the Company’s business) and no such proceedings are known to be contemplated.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder is a party, and none of the above persons has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.”  The Company’s Common Stock is not listed on any exchange or market.  However, Hoefer & Arnett, the Seidler Companies, Wedbush Morgan Securities, UBS Capital Markets, Monroe Securities, Hill Thompson Magid & Co., Rbc Capital Markets, and Archipelago Trading Services make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2003	1st Quarter	$12.05	$12.55
	2nd Quarter	12.65	12.80
	3rd Quarter	12.80	14.75
	4th Quarter	15.50	16.10
2004	1st Quarter	16.10	20.00
	2nd Quarter	17.60	20.00
	3rd Quarter	17.55	18.30
	4th Quarter	18.35	23.00

Holders

As of March 1, 2005, there were 348 holders of record of Bancorp’s Common Stock.

Preferred Stock

Series C Non-Voting Convertible Redeemable Preferred Stock

On December 18, 2002, Bancorp issued 50,000 shares of preferred stock to the Community Development Financial Institutions Fund, for $500,000.  Such shares of preferred stock were designated as “Series C Non-Voting Convertible Redeemable Preferred Stock” and have identical rights and privileges in every respect to Common Stock except that they are non-voting.   The dividend rights attributed to Series C Preferred Stock are equal to the amount of the dividend that would be payable on the shares of Common Stock.  The Series C Preferred Stock shall not be entitled to any fixed rate of return.  Each share of Series C Preferred Stock may converted, at the option of the holder thereof, at any time at or after the sale, transfer or other disposition (whether or not for value) by CDFI (other than to an affiliate of CDFI) of such shares of Series C Preferred Stock into such number of fully paid and nonassessable shares of Common Stock of the Company as is determined by dividing $10.00 by the then effective Conversion Price. In the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Series C Preferred Stock shall not be entitled to receive, from any of the assets or surplus funds of the Company legally available for distribution, any payment or distribution until payment in full of all preferential amounts provided for in Prior Stock of the Company. In the event of any liquidation, dissolution or winding up of the Company, for any reason, the holders of the Series C Preferred Stock shall be entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the

Company legally available for distribution to the holders of the Common Stock or any Junior Stock, the amount of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) plus all declared but unpaid dividends on such shares. If the assets and funds available for distribution to the holders of the Series C Preferred Stock and any Parity Stock shall be insufficient to pay the stated preferential amounts in full, then the entire assets and funds of the Company legally available for distribution shall be distributed to the holders of the Series C Preferred Stock and the Parity Stock in proportion to the preferential amount each such holders is otherwise entitled to receive.  If the Common Stock is subdivided, combined or reclassified , the Series C Preferred Stock shall be subdivided, combined or reclassified on the same basis.

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

The $500,000 proceeds from the Series Preferred Stock were used to provide a $400,000 equity contribution to the Bank with the remainder used to repay Bancorp borrowings and to provide Bancorp with cash flow.

Dividends

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1.25 times its current liabilities.  The Company was eligible to pay dividends at the end of 2003 and 2004.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to Bancorp.  The payment of cash dividends by the Bank is subject to restrictions.  In general, dividends may not be paid from any of the Bank’s capital.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of the bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding full year in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  Regulatory approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Furthermore, bank regulators also have authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice.

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

Under these provisions and considering minimum regulatory capital requirements, the Bank was eligible to pay dividends in 2003 and 2004.

The Company paid a $0.10 per share cash dividend on December 23, 2002 on its Common Stock, $0.05 per share on its 100,000 shares of Series A Preferred Stock outstanding, and $0.10 per share on its 20,500 shares of Series B Preferred Stock outstanding, comprising a distribution in the aggregate amount of approximately $70,068.

On December 22, 2003, the Company paid a $0.10 per share cash dividend on its Common Stock, $0.05 per share on its 100,000 shares of Series A Preferred Stock, and $0.10 pershare on its Series B and C Preferred Stock. The total amount paid was $75,067.

On November 22, 2004, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 6, 2004.  The dividend was paid on December 20, 2004.  Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $91,572.

The Bank paid a dividend in the total amount of $70,068 to Bancorp in December 2002.  No dividend was paid from the Bank to Bancorp in 2003 or 2004.

Prior to the December 2002 dividends, no dividends had been paid by the Bank or the Company, and whether or not stock or cash dividends will be paid in the future by the Company and/or the Bank will be determined by the Board of Directors after consideration of various factors including, but not limited to, profitability, regulatory capital ratios, and financial condition. Additionally, certain provisions of the preferred stock issuances restrict the ability of the Company to pay cash dividends unless the required dividends on the preferred stock are also paid.

Trust Preferred Securities

On October 10, 2003, Bancorp formed a wholly-owned business trust subsidiary, Mission Community Capital Trust I (the “Trust”), pursuant to the laws of the state of Delaware for the specific purpose of: (1) investing in Junior Subordinated Debentures (the “Debentures”) due October 7, 2033; (2) selling Cumulative Capital Securities (the “Capital Securities”), representing a 97% beneficial interest in the Debentures owned by the Trust; and (3) issuing Common Securities (the “Common Securities”) to the Company, representing a 3% beneficial interest in the Debentures owned by the Trust.

On October 14, 2003, Bancorp issued $3.093 million in Debentures to the Trust.  Concurrently, the Trust issued $3.0 million of the Capital Securities to Bear, Stearns & Co., Inc., the initial purchaser, and $93,000 of Common Securities to Bancorp.  The Debentures were purchased by the Trust concurrently with the Trust’s issuance of the Capital Securities and Common Securities.  The proceeds to the Company, net of the Initial Purchaser’s fees and other offering expenses, was approximately $2.924 million, which is treated as Tier 1 capital for regulatory purposes.  The proceeds were used to increase the Bank’s capital by $2.0 million with the balance used for general corporate purposes.

The Debentures and Capital Securities mature in 2033 and bear a floating interest rate equal to the London Inter-Bank Offered Rate (“LIBOR”) plus 2.95%.  The floating interest rate is adjustable quarterly with changes in LIBOR.  The interest on the Debentures is tax deductible and paid by the Company and represents the sole source of the Trust’s revenues available for distributions to the holders of the Capital Securities.  The undertakings of the Company with regard to the issuance constitute the Company’s full and unconditional guarantee of the Trust’s obligations pursuant to the Amended and Restated Declaration of Trust.

The Company has the right, assuming that no default has occurred regarding the Debentures, to defer interest payments on the Debentures at any time and for a period of up to 20 consecutive calendar quarters. The Capital Securities will mature concurrently with the Debentures on October 7, 2033, but can be called after October 7, 2008 or earlier upon the occurrence of a “Special Event.”

Equity Compensation Plans

The following table shows, as of December 31, 2004, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plan, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	138,933	$9.73	41,067
Equity compensation plans not approved by security holders	—	—	—

Total	138,933	$9.73	41,067

See Note I to the consolidated financial statements for a discussion of the Company’s Stock Option Plan.

Purchases of equity securities by Bancorp and affiliated purchasers

Neither Bancorp nor any affiliate of Bancorp has repurchased any of its common or preferred stock during the period covered by this report, and no stock repurchase plan has been adopted.

Item 6.  Management’s Discussion and Analysis

Executive Summary

At December 31, 2004, the Company had total consolidated assets of $139.2 million, a 23% increase from December 31, 2003.  Total net loans increased 31%, to $102.3 million, over that same period.  Deposits and shareholders’ equity each increased 17%, to $112.8 million and $10.0 million, respectively, over the past year.

The Company’s net income was $1.49 million, or $1.84 per diluted share, for the year ended December 31, 2004.  This compares with $716 thousand, or $0.91 per diluted share, in 2003.

The Company's results for 2004 included $1.333 million ($792 thousand after taxes) in grants received from the Bank Enterprise Award (“BEA”) program sponsored by the U.S. Treasury Department, Community Development Financial Institutions Fund.  In 2003 the Company recognized $181 thousand ($114 after taxes) in BEA awards.  These awards were received in recognition of the increased levels of financial services the Bank has provided to economically distressed communities.

The net interest margin for 2004 was 4.83%, up 30 basis points from 2003.  Because the Bank is asset sensitive and most economists expect interest rates to rise during 2005, management does not expect the margin to contract in 2005.

Negatively impacting earnings for 2004 was a $254 thousand ($151 thousand after taxes) provision for losses on an impaired asset-backed security in the Bank’s held-to-maturity portfolio.  As of December 31, 2004, the fair value of that security was $21 thousand in excess of its written-down book value.  Also negatively affecting 2004’s earnings was a $250,000 cash grant to the non-profit affiliate MCSC, to further MCSC’s mission of providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U. S. Small Business Administration’s programs and services.

Credit quality remained high in 2004, with non-performing loans decreasing by $302 thousand, or 59%, from year-end 2003, and negative net charge-offs (representing a small net recovery) for the year.

In 2005, management expects to continue to pursue the benefits related to CDFI products and services, although there can be no assurance that any future BEA grants or awards will be received. In addition, appropriate opportunities for expansion will be developed as they arise.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations and may change in future periods.  Note A to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Consolidated Financial Statements.  Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates.  However, management believes that the following policies could be considered critical within the SEC’s definition.

Reserves and Contingencies

In the normal course of business, the Company must manage and control certain risks inherent to the business of banking.  These include credit risk, interest rate risk, fraud risk, and operations and settlement risk.  The Company has established reserves for risk of losses, including loan losses.  The allowance for loan losses represents management’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note A in the Notes to the Consolidated Financial Statements.

If the company prevails in a matter for which an accrual has been established or is required to pay an amount exceeding recorded reserves, the financial impact will be reflected in the period in which the matter is resolved.

Revenue recognition

The Company’s primary source of revenue is interest income from loans and investment securities.  Interest income is recorded on an accrual basis.  Note A in the Notes to the Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status.

The Company also records gains in connection with the sale of the guaranteed portion of certain SBA-guaranteed loans for which the Bank retains the right to service the loans.  Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows.  Notes A and C in the Notes to the Consolidated Financial Statements contain additional information regarding the Company’s accounting policy for revenue recorded in connection with the sale of loans.  SBA loan servicing rights are based upon estimates and are subject to the risk of prepayments and market value fluctuation.

Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the two years ended December 31, 2004 and 2003. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-KSB.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,
In thousands, except share and per share data	2004	2003
Interest income	$7,425	$5,544
Interest expense	1,690	1,268
Net interest income	5,735	4,276
Provision for loan losses	280	120
Non-interest income	2,684	1,367
Non-interest expense	5,629	4,390
Income before income taxes	2,510	1,133
Income taxes	1,018	417
Net income	$1,492	$716

Balance Sheet Data at End of Year
Assets	$139,249	$112,760
Earning assets	131,164	106,622
Total loans	103,376	78,758
Deposits	112,836	96,286
Total shareholders’ equity	10,027	8,546
Preferred equity	1,084	1,084
Common equity	8,943	7,462
Number of common shares outstanding	642,599	630,166
Average Balance Sheet Data
Assets	$129,022	$101,540
Earning assets	118,814	94,393
Loans	95,205	66,441
Deposits	108,644	89,889
Shareholders’ equity	9,240	8,131
Per Share Data
Basic earnings per share	$1.97	$0.95
Diluted earnings per share	1.84	0.91
Average number of shares outstanding - basic	759,250	750,666
Average number of shares outstanding - diluted	812,979	788,514
Book value per common share	$13.92	$11.84
Cash dividends declared	0.12	0.10
Performance Ratios
Return on average assets	1.16%	0.71%
Return on average shareholders’ equity	16.15%	8.81%
Average equity to average assets	7.16%	8.01%
Efficiency ratio	66.30%	77.80%
Leverage ratio	9.62%	8.73%
Net interest margin	4.83%	4.53%
Non-interest revenue to total revenue	31.88%	24.22%
Asset Quality
Non-performing assets	$206	$519
Allowance for loan losses	1,094	812
Net charge-offs (recoveries)	(2)	52
Non-performing assets to total assets	0.15%	0.46%
Allowance for loan losses to loans	1.06%	1.03%
Net charge-offs to average loans	0.00%	0.08%

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2004 and December 31, 2003.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities) and minimal other expenses.  Therefore, the financial information is primarily reflective of the Bank.

The Bank operates as a traditional community bank, but has also used management’s expertise as a CDFI to provide a selection of financial services identified as “community development” activities, with a focus on financial services to small businesses and business professionals.  Bancorp and the Bank have received and used both grants and deposits under programs authorized by CDFI and continuously review various options for both grants and deposit programs from various government and public/private entities.  The CDFI status is dependent on management’s specialized knowledge of working with various governmental programs and requires a significant increase in reporting and documentation as compared with traditional bank activities.

MCDC provides financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC currently provides loan servicing for the San Luis Obispo County Economic Vitality Corporation and has one small community development loan outstanding.  MCDC also services the San Simeon Earthquake Recovery Loan Fund (the “Fund”), a loan pool funded by the Bank and other local banks.  This Fund is structured to provide low cost financing to individuals and businesses in San Luis Obispo and Northern Santa Barbara counties which experienced severe damage in the December 22, 2003, San Simeon Earthquake.  As of December 31, 2004, the Fund had $183,000 in loans outstanding and $215,000 available to lend.  It is unclear how much of the Fund will be used.  No loans have been funded since October 2004.  MCSC provides technical assistance to applicants for the Fund.

MCSC provides technical services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  As of December 31, 2004, the Bank has had limited direct benefit from its association with MCSC.  However, MCSC has received grants and loan funds and has developed a strategic plan to achieve its objectives.

 Average Balance Sheets and Analysis of Net Interest Income

The principal component of earnings for most banks is net interest income.  Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.

The banking industry uses two key ratios to measure relative profitability of net interest income.  The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread ignores the beneficial impact of non-interest bearing deposits and capital, and provides a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest income as a percentage of average interest-earning assets, which includes the positive impact of obtaining a portion of the funding for earning assets with non-interest bearing deposits and capital.

The following table presents, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resultant yields. Also presented are the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.

Net Interest Analysis

(dollars in thousands)

	For the Years Ended
	December 31, 2004			December 31, 2003
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$95,205	$6,685	7.02%	$66,441	$4,717	7.10%
Investment securities	16,549	618	3.73%	16,385	634	3.87%
Federal funds sold	5,043	71	1.41%	8,561	90	1.05%
Interest-bearing deposits in banks	2,017	51	2.53%	3,006	103	3.43%
Total interest-earning assets / interest income	$118,814	7,425	6.25%	$94,393	5,544	5.87%
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$3,657	25	0.68%	$2,682	10	0.37%
Savings deposits	42,162	528	1.25%	36,482	482	1.32%
Certificates of deposit	41,101	744	1.81%	34,095	697	2.04%
Total interest-bearing deposits	86,920	1,297	1.49%	73,259	1,189	1.62%
Federal funds purchased	5	—	0.00%	—		—
Federal Home Loan Bank advances	7,390	258	3.49%	1,807	50	2.77%
Subordinated debt	3,093	135	4.36%	669	29	4.33%
Total borrowed funds	10,488	393	3.75%	2,476	79	3.19%
Total interest-bearing liabilities / interest expense	$97,408	1,690	1.73%	$75,735	1,268	1.67%
Net interest-rate spread			4.52%			4.20%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.31%			0.33%
Net interest income / margin on interest-earning assets		$5,735	4.83%		$4,276	4.53%

Nonaccrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded.  Tax exempt income was not material for 2004 or 2003.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  Average interest-earning assets grew by $24.4 million in 2004 over 2003, primarily driven by loan volume—the most profitable component of interest-earning assets.  Interest-bearing liabilities increased $21.7 million over the past year.  Net interest income is also affected by changes in the yields we earn on interest-earning assets and rates we pay on interest-bearing deposits and other borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets increased by 38 basis points (0.38%) in 2004, while the average rate paid on interest-bearing liabilities increased by only 6 basis points.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis

(dollars in thousands)

	Year Ended December 31, 2004 Compared to 2003
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$2,020	$(52)	$1,968
Investment securities	6	(22)	(16)
Federal funds sold	(44)	25	(19)
Interest-bearing deposits in banks	(29)	(23)	(52)
Total increase (decrease) in interest income	1,953	(72)	1,881

Interest-bearing liabilities:
Transaction accounts	5	10	15
Savings deposits	72	(26)	46
Certificates of deposit	133	(86)	47
Total interest-bearing deposits	210	(102)	108
Federal funds purchased	—	—	—
FHLB advances	192	16	208
Other borrowings	106	—	106
Total borrowed funds	298	16	314
Total increase (decrease) in interest expense	508	(86)	422
Increase (decrease) in net interest income	$1,445	$14	$1,459

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses

The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination of the appropriate level for the allowance is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $280,000 for 2004, as compared to $120,000 for 2003.

See Lending Activities and Asset Quality below for additional information on the provision and the allowance for loan losses.

Non-interest Income

Non-interest income increased $1.317 million in 2004 as compared to 2003, primarily due to a $1.241 million BEA award received in the second half of 2004.  The award was made in recognition of the Bank’s increased level of lending activity in economically distressed communities in the Bank’s market area.  Because this award was based on past lending activity, the entire award was recognized in non-interest income in 2004.

In mid-2001, the Bank received a $990,000 cash award from the Bank Enterprise Award (BEA) Program thru the CDFI.  The Bank was awarded this cash payment for investing $3 million in deposits in 2001 to 14 other certified Community Development Financial Institutions.  The deposits were for 3 years and were made at below market rates to assist the other CDFI’s to increase their financing activities.  The Bank recognized income of $537,750 in 2001, $180,900 in 2002, and $180,800 in 2003 with the remaining approximately $91,000 taken into income in the first six months of 2004.

In 2004 the Company applied to the CDFI for a technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its market area.  It was awarded a grant of $134,935, which the Company expects to receive in 2005.  No assurance can be given that the Company will receive any future BEA grants or awards.

Gain on Sale of SBA loans increased by $65,000 in 2004 compared to 2003 due to the growth in lending activity during 2004.

Non-interest Expense

Non-interest expense increased in 2004 by $1.240 million, or 28%.

Non-interest expenses that had material changes from 2003 to 2004 were:

•                  Salary and benefits increased by $346 thousand or 15% due to a 4% increase in the number of full-time-equivalent employees, normal salary increases during the year and increased employee benefit costs, particularly health care and workers’ compensation premiums.

•                  A $254 thousand provision for losses on an impaired asset-backed security in the Bank’s held-to-maturity portfolio.  As of December31, 2004, the fair value of that security was $21 thousand in excess of its written-down book value.  See Note B to the consolidated financial statements for additional information regarding investment securities.

•                  Marketing and business development increased by $286 thousand, or 251%.  Included in marketing and business development for 2004 is a $250,000 grant to the non-profit affiliate MCSC, to further MCSC’s mission of providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U. S. Small Business Administration’s programs and services.

•                  Professional fees increased by $76 thousand, or 58%, due to increased expenses for auditing and the cost of filling the vacant chief financial position on an interim basis during the second half of 2004.

Income Taxes

The Company’s combined federal and state effective income tax rate was 40.6% in 2004 and 36.8% in 2003.  In 2003 Bancorp and the Bank invested $550 thousand in certificates of deposit with other COIN-certified financial institutions and received a California income tax credit of 20% for 2003.  The COIN certificates of deposit are at zero interest for 60 months.  The COIN CDs will also provide the Bank with investment credit under the Community Reinvestment Act (“CRA”).

See Note H to the consolidated financial statements for more information on income taxes.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold and federal funds lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity.  The Bank had $10.4 million in federal funds sold on December 31, 2004, and $5.5 million on December 31, 2003.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate liquidity ratio.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits.  As of December 31, 2004 and 2003, the Bank’s liquidity ratios were 17.0% and 16.1%, respectively.

While the Bank primarily uses federal funds sold as the immediate measure of cash liquidity, it also has established short-term borrowing lines (federal funds purchased) for a total of $6.5 million from its correspondent banks.  These lines are for short-term needs and are generally not used.

As of December 31, 2004, the Bank had outstanding borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”) of $12.5 million. Of the $12.5 million, $3 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.  The Bank has the potential (on a secured basis) to borrow up to 20 percent of its total assets or approximately $25.4 million from the FHLB.  The Bank anticipates utilizing FHLB borrowings in 2005 when needed as part of its normal liquidity management to fund asset growth on a cost-effective basis, and has more than adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2004:

Long-Term Contractual Obligations

	Less than 1 year	1 thru 3 years	3 thru 5 years	More than 5 years	Total
	(Dollars in thousands)
Borrowed funds	$6,500	$500	$2,500	$3,000	$12,500
Junior subordinated debentures	—	—	—	3,093	3,093
Operating leases	229	278	121	—	628
Capital leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual obligations	$6,729	$778	$2,621	$6,093	$16,221

While core, local deposits remain the primary source of deposits, the Bank continues to seek alternate sources for competitive rate deposits.  The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

Bancorp is a company separate and apart from the Bank.  It must provide for its own liquidity, which is provided, in part, by a line of credit from Pacific Coast Bankers’ Bank.  As of December 31, 2004, Bancorp had no borrowings under its line of credit and approximately $35,000 in available cash.  See Note Q to the consolidated financial statements for additional financial information for Bancorp.

Substantially all of Bancorp’s revenues are obtained from dividends declared and paid by the Bank.  There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Bancorp.  Management believes that such restrictions will not have an impact on the ability of Bancorp to meet its ongoing cash obligations.

Investment Activities

Banks are permitted to purchase and own investment securities for yield, to provide liquidity and to balance the overall interest-rate sensitivity of its assets and liabilities. The Bank does not maintain a trading account.

Investment policies and limits have been established by the board of directors.  Investments can include investment grade corporate securities, BBB-rated mortgage-backed securities, federally insured certificates of deposit, U.S. Treasury obligations and U.S. Government agency-backed securities.  Investments in U.S. Government and agency securities are generally limited to $500,000 to $1,000,000 per issue and no corporate or other investments equal or exceed ten percent of shareholders’ equity.  The CFO reports investment activity to the Board on a monthly basis and quarterly to the Investment Committee.

Investment goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks.  In accordance with this policy, management actively manages its investment portfolio between available for sale and held to maturity investments, the composition of which may shift substantially over time.

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition

	December 31, 2004			December 31, 2003
	Amortized Cost	Approx. Market Value	% Yield	Amortized Cost	Approx. Market Value	% Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$—	$—		$—	$—
One to five years	4,000	3,959	3.24%	7,999	8,010	3.21%
Five to ten years	1,500	1,500	4.15%	3,000	2,993	4.19%
After 10 years	1,498	1,460	4.21%	2,500	2,461	4.56%
Total U.S. Government agencies	6,998	6,919	3.64%	13,499	13,464	3.68%
Mortgage-backed and asset-backed securities:
Within one year	—	—		—	—
One to five years	1,272	1,265	3.59%	467	469	3.33%
Five to ten years	576	582	4.65%	792	811	4.72%
After 10 years	6,950	6,966	3.76%	3,464	3,282	4.37%
Total mortgage-backed and asset-backed securities	8,798	8,813	3.80%	4,723	4,562	4.32%
Total investment securities	$15,796	$15,732	3.73%	$18,222	$18,026	3.85%

The nonaccrual security is included in the amortized cost and market value of securities.  Yields reflect no interest income on the nonaccrual security.  No tax equivalent adjustment has been made to the weighted average yields in the above table because the Bank did not have any tax-exempt investments and the end of 2003 or 2004.

One of the Bank’s held-to-maturity asset-backed securities, which had a carrying value of $427,024 as of December 31, 2003, has been in an unrealized loss position for over twelve months.  During 2004, management concluded that the unrealized loss was not temporary and established a $253,598 loss reserve for this security through a charge to non-interest expense.  The security was placed in nonaccrual status, with any interest payments received being credited to the reserve.  As of December 31, 2004, the gross book value of the security was $408,081 and the reserve was $259,375, for a net book value (amortized cost) of $148,706.  The estimated fair value of the security as of December 31, 2004, was $169,992.

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

 Asset and Liability Management

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.  Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, and timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates.

The table below sets forth the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2004.  For purposes of the table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

Interest Sensitivity Gap

December 31, 2004

	Sensitive to Rate Changes Within
	3 Months	4 to 12 Months	1 to 5 Years	Over 5 Years	Non-Rate- Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Net loans	$78,044	$12,675	$13,311	$66	$(720)	$103,376
Investment securities	1,024	3,475	9,811	1,486	(24)	15,772
Other interest-earning assets	11,541	225	250	—	—	12,016
Non-interest-earning assets	—	—	—	—	8,085	8,085
Total assets	90,609	16,375	23,372	1,552	7,341	139,249

Interest-Bearing Liabilities:
Interest-bearing deposits	32,455	46,736	11,180	1,872	—	92,243
Borrowed funds	5,500	1,000	2,500	3,500	—	12,500
Junior subrdinated debentures	3,093	—	—	—	—	3,093
Non-interest-bearing liabilities and equity	—	—	—	—	31,413	31,413
Total liabilities and equity	41,048	47,736	13,680	5,372	31,413	139,249

Interest rate sensitivity gap	$49,561	$(31,361)	$9,692	$(3,820)	$(24,072)	$—

Cumulative interest rate sensitivity gap	$49,561	$18,200	$27,892	$24,072	$—

Cumulative gap to total earning assets	36%	13%	20%	17%

Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities.  A positive cumulative gap, as shown in the table, means that over the periods indicated our assets will reprice faster than our liabilities.  During the first year $107 million of the interest earning assets are expected to reprice, compared with $89 million of interest bearing liabilities—a slightly asset-sensitive structure.  However, during the first three months $91 million of interest earning assets will reprice, but only $41 million of  interest-bearing liabilities—a higher degree of asset sensitivity in the first few months of a period of rate changes.  In general, this means that in a rising interest rate environment net interest income can be expected to increase, and in a declining interest rate environment net interest income can be expected to decrease.

Based on current economic forecasts, the Bank anticipates that interest rates will continue to rise in 2005.

The actual impact of interest rate movements on net interest income may differ from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on and off-balance sheet instruments, as well as competitive pressures.  Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities that are not reflected in the interest rate sensitivity analysis.  Prepayments may have significant impact on our net interest margin.  These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

Loan Portfolio Composition

	As of December 31,
	2004		2003
Type of Loan	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial	$16,178	15.65%	$15,079	19.15%
Agricultural	774	0.75%	1,526	1.94%
Real estate	60,445	58.47%	55,840	70.89%
Construction	24,394	23.60%	4,920	6.25%
Consumer	1,585	1.53%	1,393	1.77%
Total loans	$103,376	100.00%	$78,758	100.00%

Off-balance-sheet commitments:
Undisbursed loan commitments	$29,793		$27,578
Standby letters of credit	123		30

The following table sets forth as of December 31, 2004, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans

(Dollars in thousands)

	Maturity				Rate Structure for Loans Maturing Beyond One Year
	One year or less	One through five years	Over five years	Total	Fixed Rate	Floating Rate
Commercial	$11,198	$3,466	$1,514	$16,178	$4,966	$14
Agricultural	774	—	—	774	—	—
Real estate	22,601	6,562	31,282	60,445	34,371	3,473
Construction	22,985	853	556	24,394	1,409	—
Consumer Loans	391	633	561	1,585	1,194	—
Total Loans	$57,949	$11,514	$33,913	$103,376	$41,940	$3,487

The Bank funds commercial loans to provide working capital, to finance the purchase of equipment and for other business purposes.  These loans can be short-term, with maturities ranging from thirty days to one year, or term loans, with maturities normally ranging from one to twenty-five years.  Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank is active in construction lending for interim loans to finance the construction of commercial and single family residential property.  Construction loans totaled $24.4 million as of December 31, 2004, a $19.5 million increase from a year earlier.  These loans are typically extended for terms of no more than 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for the particular type of building.

Residential real estate loans are generally limited to home equity loans and home equity lines of credit.  The Bank has not been active in residential real estate lending.

Other real estate loans consist primarily of commercial and industrial real estate loans.  These loans are made based on the income generating capacity of the property or the cash flow of the borrower and are secured by the property.  The Bank offers both fixed and variable rate loans with maturities which generally do not exceed 25 years.  Exceptions are made for SBA-guaranteed loans secured by real estate, or for other commercial real estate loans which can be readily sold in the secondary market.

The Bank makes SBA-guaranteed loans and sells the guaranteed portion of the SBA loans in the secondary market but retains the servicing rights for those loans.  At December 31, 2004 and 2003, the Bank serviced approximately $33.0 million and $19.7 million, respectively, in SBA loans.

Asset Quality

The risk of nonpayment of loans is inherent in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, many loans are reviewed and approved by the Loan Committee of the board of directors.  The Loan Committee is comprised of outside directors and the CEO.

Loan grades are assigned based on a risk assessment of each loan.  Loans with minimum risk are graded as “Pass,” with other classifications of “Special Mention,” “Substandard,” “Doubtful” and “Loss,” depending on credit quality.  As these loans are identified in our review process, they are added to the internal watch list and a loss allowance is established for them as follows:  Special Mention – 5%, Substandard – 15%, Doubtful – 50%, and Loss – 100%.  Additionally, loans are examined regularly by the Bank’s federal and state regulators, and the Bank engages an outside firm to perform periodic reviews of the loan portfolio and to test the adequacy of the allowance for loan losses.

A loan is not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt, at which time a further review of the loan is conducted.

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets

	As of December 31,
	2004	2003
	(Dollars in thousands)
Loans on nonaccrual status	$206	$508
Loans past due 90 days or more and accruing	—	11
Restructured loans	—	—
Total nonperforming loans	206	519
Other real estate owned	—	—
Total nonperforming assets	$206	$519

Allowance for loan losses	$1,094	$812

Asset quality ratios:
Non-performing assets to total assets	0.15%	0.46%
Non-performing loans to total loans	0.20%	0.66%
Allowance for loan losses to total loans	1.06%	1.03%
Allowance for loan losses to total non-performing loans	531%	156%

Restructured loans are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.  Nonaccrual loans are loans which management believes may not be fully collectible as to principal and interest.  Generally, loans are placed in nonaccrual status when they are 90 days or more past due.

As of December 31, 2004, 93% of the nonaccrual loans were  SBA loans, with $159,000 of the total guaranteed by the SBA.  At December 31, 2003, all of the Bank’s nonaccrual loans were SBA loans, and $436,000 of the total was guaranteed by the SBA.

Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.  The Bank had no other real estate owned as of December 31, 2004 and 2003.

The Bank has not identified any loans that have deteriorated or where credit risk has increased following the December 22, 2003 San Simeon Earthquake which caused more than $200 million in damage in Paso Robles and surrounding areas.  While most of the damage assessment has been completed, there can be no assurance that additional problems which could impact the Bank’s borrowers will not arise.  A limited number of loans in the Paso Robles area were placed on the internal watch list to allow management to increase monitoring of these loans during the recovery period.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2004, the Company had approximately $714 thousand of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of December 31, 2004, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Loan Concentrations

The Board of Directors has approved concentration levels (as a percentage of capital) for various loan types based on the Bank’s business plan and historical loss experience.  On a quarterly basis, management provides a loan concentration report to the board with information relating to concentrations.  Management’s review of possible concentrations includes an assessment of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.  Management is not aware of any such concentrations in similar activities.

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2004:

Loan Concentrations

December 31, 2004

(Dollars in thousands)

Type of Loan	Amount	Percent of Total Loans

Construction and land development	$24,394	23.6%
Other real estate loans (by type of collateral):
Non-farm, non-residential property	47,266	45.7%
1 to 4 family residential - 1st liens	1,363	1.3%
1 to 4 family residential - Jr. liens	6,982	6.8%
Multi-family residential	2,781	2.7%
Farmland	2,053	2.0%
Total real estate-secured loans	84,839	82.1%
Commercial loans and leases	16,178	15.7%
Agricultural loans	774	0.7%
Consumer loans	1,585	1.5%
Total loans	$103,376	100.0%

The table shows a concentration in commercial real estate loans (loans secured by non-farm, non-residential and multi-family residential properties).  However, these loans are well secured, seasoned loans with no classified loans or loss experience.

The Bank’s analysis of loan concentrations compared to a California peer group of 50 banks suggests that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California typically are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank carefully considers economic trends and real estate values.  The commercial real estate market in San Luis Obispo County remains very strong, with good demand, limited vacancies and rising rents.

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan losses:

Summary of Loan Loss Experience

(Dollars in thousands)

	2004	2003

Balance at beginning of year	$812	$744
Loans charged off:
Real Estate	—	—
Commercial	(1)	(110)
Consumer	—	—
Other	—	—
Total loans charged off	(1)	(110)
Recoveries:
Real Estate	—	—
Commercial	3	57
Consumer	—	1
Other	—	—
Total recoveries	3	58
Net recoveries (charge-offs)	2	(52)
Provision charged to operations	280	120
Balance at end of year	$1,094	$812

Ratio of net charge-offs to average loans	0.00%	0.08%
Ratio of provision to average loans	0.29%	0.18%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  As of December 31, 2004, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio.  The inherent risk present in the “acceptable” portion of the loan portfolio is taken into consideration and adjustments made for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans.

Management and the board consider the allowance for loan losses to be adequate to provide for losses inherent in the loan portfolio. Although management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, federal regulators periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.  Material additions to the allowance for loan losses would decrease earnings and capital and would thereby reduce the Bank’s ability to pay dividends, among other adverse consequences.

The ratio of allowance for loan losses to total loans as of December 31, 2004 was 1.06%.  Management and the board consider this to be adequate based on their analysis and reviews of the portfolio.  The analysis assumes that there will be no material asset quality problems following the recent recession and a continued resumption of economic growth in the Central Coast of California.

As part of the analysis of the allowance, the Bank also assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2004.

	December 31, 2004				December 31, 2003
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance
Unclassified loans:
Real estate	$76,939	74.1%	$309	28.2%	$51,643	65.0%	$206	25.4%
Other secured loans	24,415	23.5%	338	30.9%	23,760	29.9%	296	36.4%
Unsecured loans	1,277	1.2%	14	1.3%	2,852	3.6%	22	2.7%
Total unclassified loans	102,631	98.8%	661	60.4%	78,255	98.5%	524	64.5%
Classified loans	1,195	1.2%	155	14.2%	1,208	1.5%	156	19.2%
Other economic factors			278	25.4%			132	16.3%
Totals	$103,826	100.0%	$1,094	100.0%	$79,463	100.0%	$812	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $112.8 million as of December 31, 2004, and $96.3 million at December 31, 2003.  Deposits increased by $16.5 million, or 17%, following an $8.8 million, or 10%, increase in 2003.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Bank has used and expects to continue to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contains information regarding the average rates paid on deposits for 2004 and 2003.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2004:

Maturities of Time Deposits of $100,000 or More

(Dollars in thousands)

Three months or less	$11,351
Three months to six months	12,143
Six months to one year	4,885
Over one year	2,128
Total time deposits of $100,000 or more	$30,507

Short Term and Other Borrowings

As of December 31, 2004, the Bank had $12.5 million in outstanding borrowings from the Federal Home Loan Bank of San Francisco, $6.5 million of which matures during 2005, and the balance matures on various dates from June 2006 through December 2013.  Note F to the consolidated financial statements contains additional information regarding these borrowings.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Management believes that the impact of inflation on financial results depends on the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, earnings and capital.

San Luis Obispo County continues to have one of the lowest unemployment rates in California and real estate values continue to show increases, with steady demand for both residential and commercial properties.  There can be no assurance that the economy will improve in the short term, and the Bank has adopted a cautiously optimistic outlook with close attention to credit quality, interest rate risk, and control of operational expenses.

On December 22, 2003, the San Simeon Earthquake hit the Paso Robles area the hardest, but was felt throughout the county.  Estimates suggest damages in excess of $200 million.  There was no material damage to the Bank’s leased office in Paso Robles and there has been no reported major increase in credit risk for the Bank’s loans in the Paso Robles area or in other parts of the county.  The County was declared a Federal Disaster Area and residents and businesses were eligible for FEMA & SBA assistance until March 15, 2004.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past two years:

	2004	2003
Return on Average Assets	1.16%	0.71%
Return on Average Equity	16.15%	8.81%

Item 7.  Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

December 31, 2004 and 2003

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	41

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	42 and 43
Consolidated Statements of Income	44
Consolidated Statement of Changes in Shareholders’ Equity	45
Consolidated Statements of Cash Flows	46
Notes to Consolidated Financial Statements	47 through 74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

Board of Directors and Shareholders of
Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the public company accounting oversight board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
January 25, 2005

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
ASSETS

Cash and Due from Banks	$2,587,235	$2,798,175
Federal Funds Sold	10,385,000	5,495,000
TOTAL CASH AND CASH EQUIVALENTS	12,972,235	8,293,175

Interest-Bearing Deposits in Other Banks	550,000	3,550,000

Investment Securities:
Investment Securities Available for Sale	6,727,055	6,951,780
Investment Securities Held to Maturity	9,044,846	11,300,627
TOTAL INVESTMENT SECURITIES	15,771,901	18,252,407

Loans:
Commercial	16,178,184	15,078,689
Agricultural	773,726	1,526,632
Construction	24,394,027	4,919,585
Real Estate	60,445,553	55,839,615
Consumer	1,584,730	1,393,407
TOTAL LOANS	103,376,220	78,757,928

Allowance for Loan Losses	(1,093,838)	(811,925)
NET LOANS	102,282,382	77,946,003

Federal Home Loan Bank Stock and Other Stock, at Cost	1,080,925	566,609
Premises and Equipment	2,479,880	2,429,851
Cash Surrender Value of Life Insurance	2,059,805	—
Accrued Interest and Other Assets	2,052,093	1,722,007
	$139,249,221	$112,760,052

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$20,593,303	$20,195,209
Money Market, NOW and Savings	46,972,959	41,106,568
Time Deposits Under $100,000	14,762,438	10,174,539
Time Deposits $100,000 and Over	30,507,350	24,809,222
TOTAL DEPOSITS	112,836,050	96,285,538

Other Borrowings	12,500,000	4,500,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	792,855	335,988
TOTAL LIABILITIES	129,221,905	104,214,526

Commitments and Contingencies - Notes D and M	—	—

Shareholders’ Equity:
Preferred Stock - Authorized 1,000,000 Shares:
Series A - $5 Stated Value; Issued and Outstanding, 100,000 Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; Issued and Outstanding, 20,500 Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; Issued and Outstanding, 50,000 Liquidation Value of $500,000	500,000	500,000
Common Stock - Authorized 1,000,000 Shares; Issued and Outstanding, 642,599 in 2004 and 630,166 in 2003	6,387,326	6,273,101
Retained Earnings	2,570,697	1,170,337
Accumulated Other Comprehensive Income - Unrealized
Appreciation(Depreciation) on Available-for-Sale Securities, net of tax	(14,507)	18,288
TOTAL SHAREHOLDERS’ EQUITY	10,027,316	8,545,526
	$139,249,221	$112,760,052

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2004 and 2003

	2004	2003
INTEREST INCOME
Interest and Fees on Loans	$6,684,695	$4,716,796
Interest on Investment Securities	648,004	614,221
Other Interest Income	92,191	213,295
TOTAL INTEREST INCOME	7,424,890	5,544,312
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	552,232	492,121
Interest on Time Deposits	744,624	697,557
Other Interest Expense	393,467	79,037
TOTAL INTEREST EXPENSE	1,690,323	1,268,715
NET INTEREST INCOME	5,734,567	4,275,597
Provision for Loan Losses	280,000	120,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,454,567	4,155,597
NON-INTEREST INCOME
Service charges on deposit accounts	249,321	197,781
Gain on sale of loans	665,047	600,015
Loan servicing fees	283,806	204,266
Bank Enterprise Awards	1,332,756	180,900
Loss on sale of available-for-sale securities	(71,281)	—
Other income and fees	224,920	184,208
TOTAL NON-INTEREST INCOME	2,684,569	1,367,170
NON-INTEREST EXPENSE
Salaries and employee benefits	2,726,944	2,381,261
Occupancy expenses	441,600	393,789
Furniture and equipment	150,861	154,725
Data processing	370,328	371,863
Professional fees	208,470	132,190
Marketing and business development	400,706	114,216
Office supplies and expenses	232,042	236,967
Insurance and regulatory assessments	86,705	93,127
Loan and lease expenses	218,419	150,398
Provision for securities losses	253,598	—
Other expenses	539,766	360,943
TOTAL NON-INTEREST EXPENSE	5,629,439	4,389,479
INCOME BEFORE INCOME TAXES	2,509,697	1,133,288
Income Tax Expense	1,017,766	416,774
NET INCOME	$1,491,931	$716,514

Per Share Data (Notes A and N):
Net Income - Basic	$1.97	$0.95
Net Income - Diluted	$1.84	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004 and 2003

	Preferred	Common Stock		Comprehensive	Retained	Accumulated Other Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income	Total

Balance at January 1, 2003	$1,083,800	630,166	$6,273,101		$528,890	$63,697	$7,949,488

Dividends paid					(75,067)		(75,067)

Comprehensive Income:
Net income				$716,514	716,514		716,514

Net unrealized loss on available-for-sale securities, net of taxes of $34,433				(45,409)		(45,409)	(45,409)

Total Comprehensive Income				$671,105

Balance at December 31, 2003	$1,083,800	630,166	$6,273,101		$1,170,337	$18,288	$8,545,526

Dividends paid					(91,571)		(91,571)

Exercise of stock options		12,433	114,225				114,225

Comprehensive Income:
Net income				$1,491,931	1,491,931		1,491,931

Net unrealized loss on available-for-sale securities, net of taxes of $52,015				(74,851)		(74,851)	(74,851)
Less reclassification adjustment for loss on securities included in net income, net of taxes of $29,225				42,056		42,056	42,056

Total Comprehensive Income				$1,459,136

Balance at December 31, 2004	$1,083,800	642,599	$6,387,326		$2,570,697	$(14,507)	$10,027,316

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004 and 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$1,491,931	$716,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,124	202,623
Provision for credit losses	280,000	120,000
Provision for losses on unfunded loan commitments	50,000	—
Provision for securities losses	253,598	—
Loss on sale of securities	71,281	—
Gain on loan sales	(665,047)	(600,015)
Increase in cash surrender value of life insusance	(59,805)	—
Other, net	117,287	(261,358)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,772,369	177,764

INVESTING ACTIVITIES
Purchases of Federal Home Loan Bank and other stock	(522,550)	(135,625)
Net maturities (purchases) of deposits in other banks	3,000,000	(550,000)
Purchase of available-for-sale securities	(10,514,498)	(10,567,042)
Purchase of held-to-maturity securities	(500,000)	(10,512,031)
Proceeds from maturities of available-for-sale securities	4,169,460	8,772,080
Proceeds from maturities of held-to-maturity securities	2,481,076	5,932,807
Proceeds from sales of available-for-sale securities	6,428,719	—
Proceeds from loan sales	6,320,343	6,701,730
Net increase in loans	(30,263,629)	(20,499,616)
Purchase of bank-owned life insurance	(2,000,000)	—
Purchases of premises and equipment	(265,396)	(144,413)
NET CASH USED IN INVESTING ACTIVITIES	(21,666,475)	(21,002,110)

FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	6,264,485	7,516,672
Net increase in time deposits	10,286,027	1,263,865
Net increase in other borrowings	8,000,000	2,000,000
Proceeds from issuance of junior subordinated debt securities	—	3,093,000
Payment of dividends	(91,571)	(75,067)
Proceeds from exercise of stock options	114,225	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,573,166	13,798,470

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,679,060	(7,025,876)
Cash and cash equivalents at beginning of year	8,293,175	15,319,051
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,972,235	$8,293,175

Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,654,913	$1,297,991
Taxes paid	1,341,834	359,823

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp (“Bancorp”) and its subsidiary, Mission Community Bank (“the Bank”), and the Bank’s subsidiary, Mission Community Development Corporation, collectively referred to herein as the “Company.”

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

Mission Community Development Corporation

Mission Community Development Corporation is a community development corporation, which provides financing for small businesses and projects in low- to moderate-income areas.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of Mission Community Development Corporation were not material as of December 31, 2004.

Mission Community Services Corporation

Mission Community Services Corporation (“MCSC”), an affiliate organization, was organized in 1998 and the corporation was established as a not-for-profit company with Section 501(c)(3) status.  This company’s primary focus is to provide technical support and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  The Board of Directors of Mission Community Services Corporation includes representatives from the Company, together with members representing the communities represented.  The accounts of MCSC are not included in the Company’s consolidated financial statements.  See Note L for additional information regarding MCSC.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank was in compliance with this requirement, which was $447,000 as of December 31, 2004.

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

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of comprehensive income included in shareholders’ equity.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of securities are recorded using the specific identification method.

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

Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans.  Loans are classified as nonaccrual when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Income on such loans is then only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

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

The Bank has adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Management performs, at least quarterly, an analysis of the allowance for loan losses to determine its adequacy.  In this analysis, all non-classified loans are segmented into components by loans type and internal risk ratings.  Estimated loss factors are applied to each loan pool based on historical losses as well as management’s assessment of current factors that may impact these historical factors, such as changes in the local economy, changes in underwriting standards, changes in loans concentrations and changes in past due and non-

performing trends.  Significant loans classified as less than acceptable by management, the Bank’s regulators or external credit review consultants are evaluated separately in the process.  In this evaluation, management reviews the borrower’s ability to repay as well as the estimated value of any underlying collateral.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

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

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.

Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2004	2003
Net Income:
As Reported	$1,491,931	$716,514
Stock-Based Compensation using the Intrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(14,769)	(43,776)
Pro Forma	$1,477,162	$672,738

Basic Income Per Share:
As Reported	$1.97	$0.95
Pro Forma	1.95	0.90

Diluted Income Per Share:
As Reported	1.84	0.91
Pro Forma	1.82	0.85

Recent Accounting Announcements

In December 2004, FASB revised SFAS 123 and issued it under its new name, “Share-Based Payment.”  This statement eliminates the alternative to use APB Opinion 25’s intrinsic value method of accounting discussed in the previous paragraph.  Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  In addition, the unvested portion of previously awarded options will also be recognized as expense.  The Company is unable to estimate the impact of this Statement on its financial condition and results of operations as the decision to grant option awards is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount of stock awards that will be made in 2006.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.  These reclassifications had no effect on net income or earnings per share.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Available-for-Sale Securities:
December 31, 2004:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	6,695,720	3,480	(29,270)	6,669,930
Asset-backed securities	55,924	1,201	—	57,125
	$6,751,644	$4,681	$(29,270)	$6,727,055

December 31, 2003:
U.S. Government agencies	$5,501,031	$36,381	$(10,470)	$5,526,942
Mortgage-backed securities	1,288,305	3,524	(3,305)	1,288,524
Asset-backed securities	131,448	4,866	—	136,314
	$6,920,784	$44,771	$(13,775)	$6,951,780

Held-to-Maturity Securities:
December 31, 2004:
U.S. Government agencies	$6,998,038	$6,875	$(86,028)	$6,918,885
Mortgage-backed securities	1,600,881	22,207	(6,512)	1,616,576
Asset-backed securities	445,927	23,132	—	469,059
	$9,044,846	$52,214	$(92,540)	$9,004,520

December 31, 2003:
U.S. Government agencies	$7,997,592	$21,852	$(82,463)	$7,936,981
Mortgage-backed securities	2,474,491	31,096	(9,930)	2,495,657
Asset-backed securities	828,544	22,325	(209,525)	641,344
	$11,300,627	$75,273	$(301,918)	$11,073,982

The scheduled maturities of investment securities at December 31, 2004, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities		Held-to-Maturity Securities
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within one year	$—	$—	$—	$—
Due in one year to five years	1,257,154	1,250,858	4,014,591	3,973,070
Due in five years to ten years	—	—	2,075,903	2,082,487
Due in greater than ten years	5,494,490	5,476,197	2,954,352	2,948,963
	$6,751,644	$6,727,055	$9,044,846	$9,004,520

Included in accumulated other comprehensive income at December 31, 2004 were net unrealized gains on investment securities available for sale of $24,589 less applicable income taxes of $10,082.  At December 31, 2003, accumulated other comprehensive income included net unrealized gains on available-for-sale securities of $30,996 less applicable income taxes of $12,708.  During 2004, the Bank realized $76,437 in losses and $5,156 in gains on sales of securities available for sale.

Investment securities in a temporary unrealized loss position as of December 31, 2004 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,635,592	29,270	—	—	5,635,592	29,270
	$5,635,592	$29,270	$—	$—	$5,635,592	$29,270

Held-to-Maturity Securities:
U.S. Government agencies	$3,466,540	$33,460	$1,445,470	$52,568	$4,912,010	$86,028
Mortgage-backed securities	602,471	5,256	201,018	1,256	803,489	6,512
	$4,069,011	$38,716	$1,646,488	$53,824	$5,715,499	$92,540

One of the Bank’s held-to-maturity asset-backed securities, which had a carrying value of $427,024 as of December 31, 2003, has been in an unrealized loss position for over twelve months.  During 2004, management concluded that the unrealized loss was not temporary and established a $253,598 loss reserve for this security through a charge to non-interest expense.  The security was placed in nonaccrual status, with any interest payments received being credited to the reserve.  As of December 31, 2004, the gross book value of the security was $408,081 and the reserve was $259,375, for a net book value of $148,706.

The unrealized losses on investments in U.S. Government agency and mortgage-backed securities which have been in an unrealized loss position for one year or longer were caused by interest rate increases subsequent to the purchase of the security.  Other than the one asset-backed security footnoted above, none of these securities has exhibited a decline in value as a result of changes in credit risk.  Because the Bank has the ability and intent to hold all these investments until maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired.

Investments securities carried at $8,226,000 and $5,500,000 as of December 31, 2004 and 2003, respectively, were pledged to secure short-term borrowings and public deposits as required by law.

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast Area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2004, 72% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).

The Bank also originates SBA-guaranteed loans for sale to institutional investors.  At December 31, 2004 and 2003 the Bank was servicing $33,030,000 and $19,707,000, respectively, in loans previously sold or participated. The Bank has recorded servicing assets related to these loans totaling $636,000 and $607,000 at December 31, 2004 and 2003, respectively. The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2004 and 2003.

Included in total loans are net deferred loan fees of $70,000 and discounts related to the unguaranteed portion of SBA loans of $720,000 at December 31, 2004.  At December 31, 2003, the Bank had net deferred loan fees of $78,000 and discounts of $628,000 related to the unguaranteed portion of SBA loans.

A summary of the changes in the allowance for possible loan losses as of December 31 follows:

	2004	2003

Balance at Beginning of Year	$811,925	$744,248
Additions to the Allowance Charged to Expense	280,000	120,000
Less Loans Charged Off	(1,230)	(110,285)
Plus Recoveries on Loans Previously Charged Off	3,143	57,962
Balance at End of Year	$1,093,838	$811,925

The following is a summary of the investment in impaired loans as of December 31, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on nonaccrual and those past due loans and still accruing interest:

	2004	2003

Recorded Investment in Impaired Loans	$206,000	$508,000
Related Allowance for Loan Losses	17,000	36,000
Average Recorded Investment in Impaired Loans	333,000	127,000
Interest Income Recognized for Cash Payments	—	2,666
Total Loans on Nonaccrual	206,000	508,000
Total Loans Past Due 90 Days or More and Still Accruing	—	11,000

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2004	2003

Land	$976,498	$976,498
Buildings	722,333	722,333
Leasehold improvements	346,788	341,519
Furniture, fixtures, and equipment	1,612,965	1,385,139
	3,658,584	3,425,489
Accumulated depreciation and amortization	(1,178,704)	(995,638)
Net premises and equipment	$2,479,880	$2,429,851

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2009.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $170,000 in 2004 and $155,000 in 2003.

At December 31, 2004, the approximate future minimum annual payments under these leases are as follows:

2005	$228,884
2006	167,459
2007	111,119
2008	84,990
2009	36,000
$628,452

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent unless the increases are scheduled and currently determinable.  It is not a forecast of rental expenses.

NOTE E - DEPOSITS

At December 31, 2004, the scheduled maturities of time deposits are as follows:

Due in one year	$42,472,226
Due in one to five years	2,797,562
$45,269,788

NOTE F - OTHER BORROWINGS

Other borrowings at December 31, 2004 are comprised of the following advances from the Federal Home Loan Bank of San Francisco:

Maturity Date	Interest Rate	Amount
1/3/2005	2.17%	$1,000,000
1/6/2005	2.39%	3,000,000
1/31/2005	1.98%	1,500,000
8/31/2005	2.21%	1,000,000
6/5/2006	1.76%	500,000
3/30/2009	3.19%	2,000,000
5/13/2009	4.48%	500,000
11/19/2013	4.82%	1,000,000
12/11/2013	4.98%	1,000,000
12/16/2013	4.88%	1,000,000
		$12,500,000

These advances are secured by loans of approximately $46 million.  As of December 31, 2004, the Bank had a borrowing capacity of approximately $12.9 million with the Federal Home Loan Bank of San Francisco in addition to the borrowings listed above.

The Bank also has unsecured borrowing lines with correspondent banks totaling $6,500,000 and Bancorp had one borrowing line totaling $200,000.  As of December 31, 2004, there were no balances outstanding on these lines.

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at LIBOR plus 2.95% for an effective rate of 5.61% as of December 31, 2004.  The debt securities can be redeemed for 105% of the principal balance through October 7, 2008 and at par thereafter; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Mission Community Capital Trust. The balance of the equity of Mission Community Capital Trust is comprised of mandatorily redeemable preferred securities.  Under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” the Company is not allowed to consolidate Mission Community Capital Trust into the Company financial statements.  Prior to the issuance of FIN 46, bank holding companies typically consolidated these entities.  The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as Mission Community Capital Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

NOTE H - INCOME TAXES

The income tax expense for the years ended December 31, 2004 and 2003 is comprised of the following:

	2004	2003
Current Taxes:
Federal	$825,390	$330,643
State	231,914	105,097
	1,057,304	435,740
Deferred	(39,538)	(18,966)
	$1,017,766	$416,774

A comparison of the federal statutory income tax rates to the Company’s effective income tax follows:

	2004		2003
	Amount	Rate	Amount	Rate

Federal tax rate	$853,297	34.0%	$385,318	34.0%
California franchise taxes, net of federal tax benefit	175,726	7.0%	81,651	7.2%
Increase in cash surrender value of bank-owned life insurance	(20,334)	(0.8)%	—	—
Other items - net	9,077	0.4%	(50,195)	(4.4)%
	$1,017,766	40.6%	$416,774	36.8%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets:

	2004	2003
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$410,075	$296,027
Bank Enterprise Award Deferral	—	37,791
Unrealized Loss on Available-for-Sale Securities	10,082	—
Other	149,512	185,824
	569,669	519,642
Deferred Tax Liabilities:
Cash Basis of Tax Reporting	(47,784)	(95,567)
Depreciation Differences	(113,757)	(76,709)
Unrealized Gain on Available-for-Sale Securities	—	(12,708)
Other	(16,542)	(5,400)
	(178,083)	(190,384)
Net Deferred Tax Assets	$391,586	$329,258

NOTE I - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued.  The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan.  Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option granted in 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of 3.75%, expected lives of five years, no dividend payments and disregarding any stock price volatility.  No options were granted in 2003 or 2004.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2004 and 2003 and changes during the years is presented below:

	2004		2003
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at Beginning of Year	154,966	$9.66	158,666	$9.69
Granted	—	—	—	—
Exercised	(12,433)	9.19	—	—
Forfeited	(3,600)	9.47	(3,700)	10.88
Outstanding at End of Year	138,933	$9.73	154,966	$9.66

Options Exercisable at Year-End	118,733	$9.76	119,966	$9.71

Weighted-Average Fair Value of Options Granted During the Year		N/A		N/A

The following table summarizes information about fixed options outstanding at December 31, 2004:

	Options Outstanding
			Weighted-	Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Exercise Price	Average Remaining Contractual Life	Number Exercisable	Weighted- Average Exercise Price
$10.00	94,433	$10.00	3.1 Years	94,433	$10.00
$7.88	2,500	7.88	5.9 Years	2,000	7.88
$7.50	14,000	7.50	6.6 Years	8,400	7.50
$8.19	2,500	8.19	5.6 Years	2,000	8.19
$8.25	8,500	8.25	6.2 Years	5,100	8.25
$11.30	17,000	11.30	7.7 Years	6,800	11.30
Total/Wgtd. Ave.	138,933	$9.73	4.3 Years	118,733	$9.76

NOTE J – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was approximately $123,000 in 2004 and $31,000 in 2003.

NOTE K - PREFERRED STOCK

Series A – the Series A Preferred Stock has a $5.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one-half share of voting common stock of the Company.  Series A shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock.  Series A shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a one-for-two exchange).  These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

Series B – the Series B Preferred Stock has a $10.00 stated value and is non-voting, non-convertible and non-redeemable.  Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions.  Additionally, in the event of a specified “change in control event” (including certain mergers or sales of assets), holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company.  These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to an investment from the National Community Investment Fund (“NCIF”).  In connection with this investment, NCIF also purchased 29,500 shares of the Company’s common stock for $10.00 per share.  As part of the investment agreement, the Company by covenant agreed that so long as NCIF or any successor owns and holds any of the Shares to remain a CDFI and to meet certain reporting requirements.

Series C – the Series C Preferred Stock has $10.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one share of voting common stock of the Company.  Series C shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a one-to-one exchange) in any dividends declared on the Company’s common stock.  Series C shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series C shares will be entitled to a liquidation preference of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) before the holders of common stock receive any distributions.  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

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

The following is a summary of the activity in these loans:

	2004	2003

Balance at the beginning of the year	$2,124,738	$2,656,000
New loans and renewals	1,983,301	1,300,000
Repayments and renewals	(690,087)	(1,831,262)
Balance at the end of the year	$3,417,952	$2,124,738

Deposits from related parties held by the Bank totaled approximately $2,894,000 at December 31, 2004, and $1,115,000 at December 31, 2003.

During 2003, Bancorp pledged a $250,000 interest-bearing deposit as collateral for borrowings of Mission Community Services Corp., and in 2004 Bancorp granted $250,000 to MCSC to continue providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U. S. Small Business Administration’s programs and services.  This grant is included in marketing and business development expenses in the consolidated statements of income.

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2004	2003

Commitments to Extend Credit	$29,793,000	$27,578,000
Standby Letters of Credit	123,000	30,000
	$29,916,000	$27,608,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management’s credit evaluation of the customer.

During 2004, the Bank established an allowance for possible losses on unfunded loan commitments in the amount of $50,000, through a charge to non-interest expense.  No losses were charged against this allowance in 2004. The balance of the allowance, which is included in other liabilities, was $50,000 as of December 31, 2004.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and the Bank.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

NOTE N - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2004		2003
	Income	Shares	Income	Shares

Net Income	$1,491,931		$716,514
Average Common Shares Outstanding During the Year		638,750		630,166
Preferred Shares Participating in Net Income With Common Shareholders - Average		120,500		120,500
Used in Basic EPS	$1,491,931	759,250	$716,514	750,666
Dilutive Effect of Outstanding Stock Options		53,729		37,848
Used in Dilutive EPS	$1,491,931	812,979	$716,514	788,514

Preferred shares are included in the computation of basic earnings per share because they share equally with common shares in the distribution of net income and they do not have a stated dividend rate.

NOTE O - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal bank regulatory agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004 and 2003, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual		To Be Well-Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$13,461	11.5%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,317	10.6%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$12,317	9.1%	$6,802	5.0%	$5,442	4.0%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets)	$11,444	12.4%	$9,238	10.0%	$7,390	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,633	11.5%	$5,543	6.0%	$3,695	4.0%
Tier 1 Capital (to Average Assets)	$10,633	9.7%	$5,494	5.0%	$4,395	4.0%

The Company will be subject to similar requirements when its consolidated assets exceed $150 million.  For capital adequacy purposes, the Company must then maintain total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets of 8.0%, 4.0% and 4.0%, respectively.  The Company’s total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets were 12.0%, 11.1% and 9.5%, respectively, at December 31, 2004, and 13.4%, 12.3% and 10.4%, respectively, at December 31, 2003.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings, if any, or its net income for the last three fiscal years, net of the amount of any dividends or other capital distributions made during those periods.

As of December 31, 2004, $3,127,000 was available for cash dividend distributions from the Bank to Bancorp without prior regulatory approval.

NOTE P - BANK ENTERPRISE AWARDS

During 2001, the Bank received a $990,000 award under the Fiscal Year 2001 Bank Enterprise Award Program.  The program is sponsored by the Department of Treasury, Community Development Financial Institutions (CDFI) Fund.  The Bank received the award for making a total of $3,000,000 in deposits with certified Community Development Financial Institutions.

The Bank deferred approximately $452,000 of the award to increase the future earnings on the deposits to market rates, recognizing $181,000 of this deferred amount in 2003, and the balance of $92,000 was recognized in 2004.

The Bank received a $1,240,929 Bank Enterprise Award from the CDFI Fund in 2004.  The award was made under the Fiscal Year 2004 Bank Enterprise Award (BEA) Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  Because this award was based on past lending activity, the entire award was recognized in non-interest income in 2004.

Although the Bank is a certified CDFI bank and expects to continue to apply for various grants and awards, there can be no assurance that it will receive similar future grants or awards.

NOTE Q - MISSION COMMUNITY BANCORP (Parent Company Only)

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction.

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	2004	2003
ASSETS
Cash	$35,479	$571,596
Interest-Bearing Deposits in Other Banks	250,000	250,000
Investment in Subsidiary Bank	12,366,327	10,651,319
Loans Receivable	150,000	—
Other Assets	356,996	194,653
TOTAL ASSETS	$13,158,802	$11,667,568
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior Subordinated Debentures	$3,093,000	$3,093,000
Other Liabilities	38,486	29,042
TOTAL LIABILITIES	3,131,486	3,122,042
TOTAL SHAREHOLDERS’ EQUITY	10,027,316	8,545,526
	$13,158,802	$11,667,568

CONDENSED STATEMENTS OF INCOME

	2004	2003
Interest income	$6,155	$291
Interest expense	135,250	29,366
Net interest (expense)	(129,095)	(29,075)
Contribution to Mission Community Services Corp.	250,000	—
Other expenses	63,725	26,754
Income (loss) before taxes	(442,820)	(55,829)
Income taxes expense (benefit)	(178,712)	(19,800)
Income (loss) before equity in undistributed income of subsidiary	(264,108)	(36,029)
Equity in undistributed income of subsidiary	1,756,039	752,543
Net Income	$1,491,931	$716,514

CONDENSED STATEMENTS CASH FLOWS

	2004	2003
Operating activities:
Net Income	$1,491,931	$716,514
Adjustments to Reconcile Net Income to Net
Cash Provided by Operating Activities:
Equity in undistributed income of subsidiary	(1,756,039)	(752,543)
Amortization expense	17,232	4,308
Other, net	(161,894)	9,243
Net cash (used in) operating activities	(408,770)	(22,478)
Investing activities:
Investment in certificate of deposit	—	(250,000)
Loans advanced	(150,000)	—
Investment in subsidiary	—	(2,000,000)
Net cash (used in) investing activities	(150,000)	(2,250,000)
Financing activities:
Proceeds from issuance of junior subordinated debentures, net	—	2,913,838
Proceeds from issuance of common stock	114,225	—
Cash dividends paid	(91,572)	(75,067)
Net cash provided by financing activities	22,653	2,838,771
Net increase (decrease) in cash	(536,117)	566,293
Cash at beginning of year	571,596	5,303
Cash at end of year	$35,479	$571,596

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with Banks.  The fair values of investment securities, including available-for-sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, and short-term borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$2,587,000	$2,587,000	$2,798,000	$2,798,000
Federal funds sold	10,385,000	10,385,000	5,495,000	5,495,000
Interest-Bearing Deposits in Other Banks	550,000	550,000	3,550,000	3,550,000
Investment securities	15,772,000	15,732,000	18,252,000	18,026,000
Loans, net	102,282,000	102,224,000	77,946,000	77,878,000
Federal Reserve Bank and other Stocks	1,081,000	1,081,000	474,000	474,000
Accrued interest receivable	431,000	431,000	400,000	400,000

Financial Liabilities:
Deposits	112,836,000	112,653,000	96,286,000	96,360,000
Other borrowings	15,593,000	15,553,000	7,593,000	7,593,000
Accrued interest and other liabilities	793,000	793,000	336,000	336,000

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s accountants.

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

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  During 2004, the Bank had internal audits or reviews performed for operations, finance, and compliance.  Additional internal audits were conducted of the Bank’s computers and information management systems including information security, and the Bank has contracted for several years for an independent loan review function which reviews loans and lending activity once every two months. Each of the internal audits along with management’s response to any observations are completed in writing and presented to the Board Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Internal audit engagements are in writing, including the anticipated scope, and are generally for 18 to 24 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board Audit Committee.  Based on internal audits performed in 2004, neither management nor the Board Audit Committee have been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2004, the Bank is not operating under any formal or informal agreement with the FRB, DFI or OCC nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting is reviewed by independent registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board’s Audit Committee.  As of December 31, 2004, the audited financial statements of the Company have been certified by the Company’s independent registered public accountants with no material weaknesses identified in internal controls or financial reporting.  Beginning in 2006, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

No material changes have been made in internal controls during the past year.  However, the Bank did increase its budget and expenses for internal control reviews and internal auditing in 2003 and 2004. It also engaged a firm to perform a specific internal audit of the Bank’s information technology and information reporting systems including information security beginning in 2003 and completed in 2004.  It has made minor staffing changes to improve internal controls based on recommendations made during the internal auditing process.

PART III

Item 9.  Directors and Executive Officers of the Registrant.

The following table lists the names and certain information as of December 31, 2004, concerning all directors and executive officers of the Company and the Bank.  The Company and the Bank have no “significant employees” (as defined) except its executive officers.

Name and Title	Age	Business Experience for the Past Five Years	Year First Elected or Appointed Director*

Bruce M. Breault Founding Chairman of the Board (Emeritus)	62	Partner and Owner, F. McLintocks, Inc. (restaurants) (1973-)	1996
Roxanne M. Carr Vice Chairman of the Board	67	Division President and Corporate Senior Vice President, The Mortgage House, Inc. (1995-); Regional Vice President, ARCS Mortgage, Inc. (1973-1995)	1997
Karla S. Cool Director	62	President and Owner, Central California Investments (1998-); Broker and Owner, Karla Cool Realty (1987-1998)	1998
William B. Coy Chairman of the Board	67	Owner and Manager, Rancho Rio Conejo (citrus and avocados) (1979-); Corporate Marketing Manager, San Luis Obispo County Farm Supply Company (1991-2001)	1996
Richard Korsgaard Executive Vice President/ Chief Credit Officer	63	Banker (1)	2005
Anita M. Robinson Director, President and Chief Executive Officer	52	President and Chief Executive Officer of the Bank and the Company (2)	1996
Robin L. Rossi Director	57	President, Rossi Enterprises (property management) (1991-); President, Infinite Horizons, Inc. (Manager of Avila Beach Resort and Blacklake Resort - Real estate investments) (1979-)	1996
Gary E. Stemper Immediate Past Chairman of the Board	62	Manager, Eagle Castle Winery, LLC, (2000-); Sales Consultant and Technical Analyst, Artesia Ready Mix, Inc. (1996-2000); Partner, Eberle Winery of Paso Robles (1982-); Owner, Gary Stemper Construction Co. (1967-); Partner, Mill Road Vineyard (1994-)	1996
Karl F. Wittstrom Secretary	51	Self-employed-real estate development, construction, vineyards, ranching and investments, (1996-)	1997

* Refers to year first elected or appointed to Board of the Bank

 (1)       Mr. Korsgaard joined the Bank on July 22, 2002 as the Executive Vice President and Chief Credit Officer.  He was appointed to the Board of Directors effective January 1, 2005, is retiring as Chief Credit Officer effective March 31, 2005, and will continue to serve as a Director following his retirement.  Mr. Korsgaard has 39 years of banking experience.  For the period of March 2001 to March 2002 he held the position of Senior Vice President with California Bank and Trust, San Diego, California. From 1995 to 2001 he served as an Executive Vice President with Eldorado Bank, Laguna Hills, California, which was acquired by California Bank and Trust in March 2001.

(2)          Ms. Robinson has been the Bank’s President and Chief Executive Officer since its formation in 1996.  She has over 33 years of banking experience.

On January 18, 2005, Ronald B. Pigeon joined the Bank as its Executive Vice President and Chief Financial Officer, replacing William Demmin, who left the Bank on July 29, 2004, to accept a position with another firm.  Mr. Pigeon was also appointed by the Company’s  Board of Directors to serve as Chief Financial Officer for Bancorp.  During the past five years, Mr. Pigeon held the positions of Senior Vice President and Controller with Humboldt Bancorp located in Roseville, California (2003 to 2004); and Controller and Chief Financial Officer for 722 Redemption Funding, Inc. located in Cincinnati, Ohio (1999 to 2003).  He also served as the Controller for Trans Financial, Inc., located in Bowling Green, Kentucky, from 1993 to 1998.

The terms of Mr. Pigeon’s employment are an annual base salary of $120,000 per year, plus discretionary bonuses, a $400 per month automobile allowance, a life insurance policy at a specified amount, moving expense reimbursement of up to $5,000, and all other customary employee benefits.

On February 16, 2005, James M. Judge joined the Bank as its Executive Vice President/Chief Credit Officer, replacing Richard Korsgaard, who is retiring effective March 31, 2005.  Mr. Judge has over 42 years of banking and finance experience, recently serving as Executive Vice President/Chief Credit Officer for Cerritos Valley Bank in Artesia, California (2001-2002).

The terms of Mr. Judge’s employment are an annual base salary of $115,000 per year, plus discretionary bonuses, a $400 per month automobile allowance, a life insurance policy at a specified amount, moving expense reimbursement of up to $5,000 and all other customary employee benefits.

In addition, separate Salary Protection Agreements (“the Agreements”) have been entered into by the Bank with Mr. Pigeon and Mr. Judge, which will provide for salary continuation benefits for a period of six months in the event of applicable occurrences as specified within the Agreements.

None of the Bank’s directors or executive officers was selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Bank, acting within their capacities as such.  There are no family relationships between the directors or executive officers of the Bank and none serve as directors of any other company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934 or any investment company registered under the Investment Company Act of 1940.

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

The Board of Directors and Committees

During 2004, the Board of Directors held 12 regular meetings.  In addition to attending Board meetings, certain of the directors serve on committees of the Board, with the Chairman and Vice Chairman being an Ex officio member of all of the committees.

The Executive Committee, which currently consists of Directors William B. Coy (Chairman), Bruce M. Breault, Roxanne Carr, Anita M. Robinson, Gary E. Stemper, and Karl F. Wittstrom, did not meet in 2004.

The Audit Committee, which currently consists of Directors Karl F. Wittstrom (Chairman), Bruce M. Breault, Roxanne Carr, William B. Coy and Gary E. Stemper, reviews all internal and external examination reports and selects the Company’s/Bank’s independent accountants.  The Audit Committee met 4 times in 2004.

The Loan Committee, which currently consists of Directors Bruce M. Breault (Chairman), William B. Coy, Anita Robinson, Gary E. Stemper and Karl F. Wittstrom, as well as Mr. Richard Korsgaard (non-voting), establishes the Bank’s loan policy, reviews loans made by Management, and approves loans in excess of

Management’s lending authority.  The Loan Committee met 44 times in 2004.

The Bank’s Investment Committee, which currently consists of Directors Robin L. Rossi (Chairman), Bruce M. Breault, Roxanne Carr, Karla S. Cool, Anita M. Robinson and Karl F. Wittstrom, as well as the Bank’s Chief Financial Officer (non-voting), sets policies and oversees the Bank’s investments. There were 4 meetings of the Investment Committee during 2004.

The Personnel and Compensation Committee, which currently consists of Directors Karla S. Cool (Chairman), Bruce M. Breault, William B. Coy, Anita M. Robinson (non-voting member) and Karl F. Wittstrom, reviews and approves the Bank’s overall compensation and benefit programs and administers the compensation for the Bank’s executive and senior officers. There were 5 meetings of the Personnel and Compensation Committee during 2004.

The Technology Committee, which currently consists of Directors Karla S. Cool (Chairman), Bruce M. Breault, William B. Coy, Anita M. Robinson and Gary E. Stemper, is responsible for overseeing the Bank’s electronic banking and information systems and assisting management with technological changes in the banking and business environment.  There were 2 meetings of the Technology Committee in 2004.

The Bank does not have a standing Nominating Committee.  In connection with selecting candidates for nomination to the Board of Directors, including any nominees recommended by security holders, the Board of Directors (i) review compliance by the security holders with the Bank’s nominating procedures contained in the Bylaws and summarized in the Notice of Annual Meeting; (ii) review information assembled for the purpose of selecting candidates for nomination to membership on the Board of Directors;  and (iii) following appropriate investigation, ascertains the willingness of selected candidates to serve and extends on behalf of the Board of Directors, invitations to become candidates.

During 2004, except for Roxanne Carr, all Directors attended at least 75% of the Board and Committee meetings.

Item 10.  Executive Compensation

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation for services in all capacities to the Company for the Company’s executive officers who were paid more than $100,000 during 2004.

	Annual Compensation				Long-Term Compensation Awards
Name and Position	Year	Salary/ Benefits	Bonus	Other Annual Compensation (1)	Securities Underlying Options	All Other Compensation

Anita M. Robinson
President and Chief	2004	$140,400	—	$7,800		—
Executive Officer	2003	$140,400	—	$7,800	—	—
	2002	$130,000	$10,000	$7,800	—	—

Richard Korsgaard
Executive Vice President	2004	$110,000	—	$4,800		—
and Chief Credit	2003	$105,000	—	$4,800	—	—
Officer (2)	2002	—	—	—	—	—

(1) “Other Annual Compensation” represents automobile allowance paid during the year.

(2) Mr. Korsgaard, who was hired July 22, 2002, did not receive annual compensation of $100,000 or more in 2002.

No other officer received annual compensation of $100,000 or more in 2004.  The Company currently pays no salaries to its directors who are not officers.

In 2004 the Bank initiated an incentive compensation plan covering the above two executive officers and eighteen other bank officers.  No payments were made under this plan in 2004.  Total incentive compensation payments in 2005 to all participants, based on 2004 results, totaled approximately $57,000.

Option/SAR Grants

On January 20, 1998 the Bank’s Board of Directors adopted the 1998 Stock Option Plan, pursuant to approval by the Bank’s shareholders prior to January 20, 1999.

In 2004, no stock options were granted, 3,600 incentive stock options were retired, and 12,433 stock options were exercised.

See Note I - Stock Option Plan in the consolidated financial statements for outstanding options previously issued.

Long Term Incentive Plan Awards

There were no long-term incentive plan awards in 2003 or 2004.

Employment Contracts

On February 25, 2002, the Board of Directors approved a new employment contract for Ms. Robinson, effective for a five year term beginning on January 1, 2002, which provides for a base salary of $10,833 per month, an automobile allowance of $650 per month, expense reimbursement, $250,000 of life insurance, standard and customary medical and dental insurance benefits, and a non-recurring bonus of $10,000.  The five year agreement provides for an annual review by the Board of Directors of the base salary provided to Ms. Robinson, which shall not be less than $10,833 per month during the life of the agreement.  Effective January 1, 2003, the Board of Directors approved an increase to Ms. Robinson’s annual base salary to $11,700 per month. Ms. Robinson's base salary was increased effective January 1, 2005, to $13,750 per month, along with an increase in life insurance coverage to $500,000, and continued participation in the officers' Incentive Compensation Plan at the same level as in 2004. The contract provides for severance benefits of six months base salary for termination without cause, and severance benefits of sixty months base salary, from the date of event, for termination after a merger, change in control, or other defined corporation reorganizations.

In 2001 and 2002, the Bank entered into Change in Control Employment agreements with Executive Officer Korsgaard and four of the Bank’s Senior Vice Presidents, in 2003 with two of the Bank’s Senior Vice Presidents, and in 2004 with one of the Bank’s Senior Vice Presidents, that will provide for severance benefits for termination after a merger, change in control, or other defined corporate reorganizations equal to six months salary.

In 2005, the Bank entered into Salary Protection agreements with newly-appointed Executive Officers Pigeon and Judge that will provide for severance benefits for termination after a merger, change in control, or other defined corporate reorganizations equal to six months salary.

Directors’ Compensation

Prior to 2002 the Bank’s directors were not paid for attending meetings of the Board or the committees on which they served.  On April 22, 2002 the bank’s Board of Directors approved a Director Compensation Program, which became effective on July 1, 2002, providing for outside directors to receive a monthly retainer of $500 for each Board Meeting attended and a fee of $100 for each Director Committee meeting attended.  In 2004, the Board received, on a cumulative basis, $58,700 in director fees for meetings attended in 2004.

There were no Stock Option grants to Directors during the year ended December 31, 2004.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information as of December 31, 2004, concerning the beneficial ownership of the Company’s outstanding Common Stock: (i) by each of the directors and executive officers; and (ii) by all directors and executive officers of the Company as a group.  Management is not aware of any change in control of the Company which has occurred since January 1, 2005 or of any arrangement which may, at a subsequent date, result in such a change in control.

Name and Position Held	Common Stock Beneficially Owned (1)		Shares Subject to Exercise		Total Shares Beneficially Owned	Percent of Class

Bruce M. Breault Founding Chairman of the Board (Emeritus)	21,250		15,133		36,383	5.5%
Roxanne M. Carr Vice Chairman of the Board	10,000		9,000		19,000	2.9%
Karla S. Cool Director	4,837		3,200		8,037	1.2%
William B. Coy Chairman of the Board	7,750		9,000		16,750	2.6%
Richard Korsgaard	—		2,000	(2)	2,000	0.3%

Anita M. Robinson Director, President and Chief Executive Officer	18,609		24,000		42,609	6.4%
Robin L. Rossi Director	13,707	(3)	13,000		26,707	4.1%
Gary E. Stemper Immediate Past Chairman of the Board	7,500		11,400		18,900	2.9%
Karl F. Wittstrom Secretary	15,350		10,600		25,950	4.0%

All Directors and Executive Officers as a Group, consisting of 9 persons	99,003		97,333	(2)	196,336	26.5%

(1)          Includes shares beneficially owned, directly or indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children, by a closely held business or other associate. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power.

(2)          Includes 2,000 shares subject to option held by Richand Korsgaard which are exercisable within 60 days.  Shares subject to options exercisable within 60 days of December 31, 2004 are treated as issued and outstanding for the purpose of computing the percent of class owned by such person but not for the purpose of computing the percent of class owned by any other person.

(3)          Mr. Rossi’s beneficially-owned shares include 457 shares held in the name of The Rossi Foundation, with no voting rights being held by Mr. Rossi.

Management of the Company is aware of one person who owns, beneficially or of record, more than 5% of the Company’s outstanding Common Stock:

The Patrick W. Hopper Trust beneficially owns 41,634 shares of common stock, or 6.5% of total shares outstanding.

The U.S. Department of Treasury, Community Development Financial Institutions Fund, holds the equivalent of 100,000 shares Common Stock under its combined ownership of Series A and Series C Convertible Preferred Stock.

Item 12.  Certain Relationships and Related Transactions

Certain Transactions

There are no material existing or proposed transactions between Bancorp or the Bank and any of its executive officers, directors, or beneficial owners of 5% or more of the Common Stock, or the immediate family or associates of any of the foregoing persons, except as indicated below.

Some of the Bank’s directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of business and anticipate having such banking transactions with such persons in the future.  In the opinion of Management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features.  As of December 31, 2004, loans outstanding to the Bank’s directors and executive officers (including associated companies) totaled approximately $3,418,000.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Articles of Incorporation (B)(G)
3.2	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (F)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (F)
4.6	Declaration of Trust Mission Community Capital Trust I dated October 10, 2003 (F)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (F)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Employment Contract – Ms. Robinson (B)
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street Nipomo CA (C)
10.9	Employment Agreement – Ms. Robinson (E)
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (G)
10.11	Salary Protection Agreement — Mr. Pigeon (H)
10.12	Salary Protection Agreement — Mr. Judge (I)
21	Subsidiaries of the registrant
23.1	Independent Auditors’ Consent
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 10-QSB filed on August 13, 2003
(F)	Included in the Company’s Form 8-K filed on October 21, 2003
(G)	Amendment included in the Company’s Form 10-QSB filed on August 10, 2004
(H)	Included in the Company’s Form 8-K filed on January 19, 2005
(I)	Included in the Company’s Form 8-K filed on February 17, 2005

Reports on Form 8-K:

1.               On October 8, 2004, the Company filed a Form 8-K announcing that it would be receiving an award of $134,935 from the Community Development Financial Institutions Fund of the U.S. Treasury.

2.               On October 15, 2004, the Company filed a Form 8-K announcing that the Company had granted to Mission Community Services Corp., an affiliate, $250,000 to continue providing small businesses with technical assistance, counseling and training in finance, management and marketing, and access to SBA programs and services.

3.               On November 23, 2004, the Company filed a Form 8-K announcing the declaration of a $0.12 per share cash dividend to be paid December 20, 2004, to shareholders of record on December 6, 2004.

4.               On January 19, 2005, the Company filed a Form 8-K announcing the appointment of Ronald B. Pigeon as Executive Vice President and Chief Financial Officer of the Bank and Bancorp.

5.               On February 17, 2005, the Company filed a Form 8-K announcing the appointment of James M. Judge as Executive Vice President and Chief Credit Officer of the Bank.

Item 14.  Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Vavrinek, Trine, Day & Co., LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2004, and December 31, 2003, and fees billed for the other services rendered by Vavrinek, Trine, Day & Co., LLP during those periods.

(Amounts in dollars)	2004	2003
Audit Fees	$37,000	$35,500
Tax Fees	4,000	3,500

Audit Fees consist of amounts billed for professional services rendered by Vavrinek, Trine, Day & Co., LLP for the audit of the Company’s annual financial statements and the reviews of the financials statements included in the Company’s Forms 10-QSB for the applicable fiscal year.  Tax Fees consist of the aggregate fees billed for professional services rendered by Vavrinek, Trine, Day & Co., LLP for tax compliance, tax advice, and tax planning.  Before Vavrinek, Trine, Day & Co., LLP was engaged by the Bank to render audit or non-audit services associated with the fees discussed above, the engagement was approved by the Audit Committee of the Board of Directors.  The Board of Directors is of the opinion that all service fees charged by Vavrinek, Trine, Day & Co., LLP are consistent with Vavrinek, Trine, Day & Co., LLP maintaining its independence from the Company.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:	March 30, 2005

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:	March 30, 2005

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault

BRUCE M. BREAULT	Founding Chairman of the Board (Emeritus)	March 28, 2005

/s/ Roxanne M. Carr
ROXANNE M. CARR	Vice Chairman of the Board	March 28, 2005

/s/ Karla S. Cool
KARLA S. COOL	Director	March 28, 2005

/s/ William B. Coy
WILLIAM B. COY	Chairman of the Board	March 28, 2005

/s/ Richard Korsgaard
RICHARD KORSGAARD	Director	March 28, 2005

/s/ Ronald B. Pigeon
RONALD B. PIGEON	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 28, 2005

/s/ Anita M. Robinson
ANITA M. ROBINSON	Director, President and Chief Executive Officer	March 28, 2005

/s/ Robin L. Rossi
ROBIN L. ROSSI	Director	March 28, 2005

/s/ Gary E. Stemper
GARY E. STEMPER	Immediate Past Chairman of the Board	March 28, 2005

/s/ Karl F. Wittstrom
KARL F. WITTSTROM	Director and Secretary	March 28, 2005