Form 10QSB
period 2005-03-31
MISSION COMMUNITY BANCORP
filed 2005-05-16
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP

(Exact name of registrant as specified in its charter)

California	77-0559736
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

581 Higuera St., San Luis Obispo, California  93401

(Address of principal executive offices)

(805) 782-5000

Issuer’s telephone number

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  644,599 shares of common stock outstanding as of May 2, 2005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Mission Community Bancorp

March 31, 2005

PART I

ITEM 1.   FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

	March 31, 2005	December 31, 2004	March 31, 2004
	(dollars in thousands)
Assets
Cash and due from banks	$2,747	$2,587	$5,863
Federal funds sold	8,310	10,385	5,305
Total cash and cash equivalents	11,057	12,972	11,168
Interest-bearing deposits in other banks	550	550	3,550
Investment securities:
Investment securities available for sale	6,560	6,727	5,387
Investment securities held to maturity	8,717	9,045	10,613
Total investment securities	15,277	15,772	16,000
Loans, net of unearned income	104,482	103,376	91,430
Less allowance for loan losses	(1,094)	(1,094)	(907)
Net loans	103,388	102,282	90,523

Federal Home Loan Bank stock and other stock, at cost	1,081	1,081	593
Premises and equipment	2,690	2,480	2,438
Cash surrender value of life insurance	2,080	2,060	2,000
Accrued interest and other assets	2,286	2,052	1,808
Total Assets	$138,409	$139,249	$128,080

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$21,381	$20,593	$22,035
Money market, NOW and savings	48,026	46,973	47,171
Time certificates of deposit	46,312	45,270	38,450
Total deposits	115,719	112,836	107,656
Other borrowings	8,400	12,500	7,500
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	959	793	1,024
Total liabilities	128,171	129,222	119,273
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized; Issued and outstanding: 644,599 at March 31, 2005; 642,599 at December 31, 2004 and 637,699 at March 31, 2004	6,410	6,387	6,346
Retained earnings	2,782	2,571	1,349
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(38)	(15)	28
Total shareholders’ equity	10,238	10,027	8,807
Total Liabilities and Shareholders’ Equity	$138,409	$139,249	$128,080

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited

	For the Three Months Ended
	March 31, 2005	March 31, 2004
	(in thousands, except per share data)
Interest Income
Interest and fees on loans	$1,890	$1,448
Interest on investment securities	143	193
Other interest income	44	13
Total interest income	2,077	1,654
Interest Expense
Interest on money market, NOW and savings deposits	199	123
Interest on time certificates of deposit	243	156
Other interest expense	110	79
Total interest expense	552	358
Net interest income	1,525	1,296
Provision for loan losses	—	95
Net interest income after provision for loan losses	1,525	1,201
Non-interest income
Service charges on deposit accounts	76	53
Gain on sale of loans	96	63
Loan servicing fees	77	64
Bank Enterprise Awards	—	45
Other income and fees	52	37
Total non-interest income	301	262
Non-interest expense
Salaries and employee benefits	846	645
Occupancy expenses	135	109
Furniture and equipment	48	35
Data processing	93	87
Professional fees	44	39
Marketing and business development	38	33
Office supplies and expenses	78	54
Insurance and regulatory assessments	17	25
Loan and lease expenses	43	49
Other expenses	137	84
Total non-interest expense	1,479	1,160
Income before income taxes	347	303
Income tax expense	136	124
Net Income	$211	$179

Per Share Data:
Net Income — Basic	$0.28	$0.26
Net Income — Diluted	$0.26	$0.25

Average shares outstanding — basic	764,988	701,671
Average shares outstanding — diluted	826,033	716,261

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited — dollars in thousands)

						Accumulated
						Other
	Preferred	Common Stock		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2004	$1,084	630,166	$6,273		$1,170	$18	$8,545

Exercise of stock options		7,533	73				73

Comprehensive income:
Net income				$179	179		179
Net unrealized gain on available-for-sale securities, net of taxes of $6				10		10	10
Total comprehensive income				$189

Balance at March 31, 2004	$1,084	637,699	$6,346		$1,349	$28	$8,807

Balance at January 1, 2005	$1,084	642,599	$6,387		$2,571	$(15)	$10,027

Exercise of stock options		2,000	23				23

Comprehensive income:
Net income				$211	211		211
Net unrealized loss on available-for-sale securities, net of taxes of $(25)				(36)		(36)	(36)
Net unrealized gain on security transferred from held-to-maturity to available-for-sale, net of taxes of $9	—	—	—	13	—	13	13
Total comprehensive income				$188

Balance at March 31, 2005	$1,084	644,599	$6,410		$2,782	$(38)	$10,238

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited — dollars in thousands)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Operating Activities
Net income	$211	$179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71	47
Provision for loan losses	—	95
Gain on loan sales	(96)	(63)
Increase in cash surrender value of life insusance	(20)	—
Other, net	(63)	(31)
Net cash provided by operating activities	103	227
Investing Activities
Purchases of Federal Home Loan Bank and other stock	—	(119)
Purchase of available-for-sale securities	—	(1,000)
Purchase of held-to-maturity securities	—	(500)
Proceeds from maturities of available-for-sale securities	262	2,106
Proceeds from maturities of held-to-maturity securities	184	1,750
Proceeds from loan sales	1,148	540
Net increase in loans	(2,146)	(12,444)
Purchase of bank-owned life insurance	—	(2,000)
Purchases of premises and equipment	(272)	(55)
Net cash used in investing activities	(824)	(11,722)
Financing Activities
Net increase in demand deposits and savings accounts	1,841	7,904
Net increase in time deposits	1,042	3,466
Net increase(decrease) in other borrowings	(4,100)	3,000
Proceeds from exercise of stock options	23	—
Net cash provided by financing activities	(1,194)	14,370
Net increase(decrease) in cash and cash equivalents	(1,915)	2,875
Cash and cash equivalents at beginning of year	12,972	8,293
Cash and cash equivalents at end of period	$11,057	$11,168

Supplemental disclosures of cash flow information:
Interest paid	$533	$368
Taxes paid	—	97

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Notes to Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation and Management Representations

The unaudited consolidated financial statements include accounts of Mission Community Bancorp (“the Company”) and its subsidiary, Mission Community Bank (“the Bank”) and the Bank’s subsidiary, Mission Community Development Corporation.  All material inter-company balances and transactions have been eliminated.

These financial statements have been prepared in accordance with the Securities and Exchange Commission rules and regulations for quarterly reporting and therefore do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, which was filed on March 31, 2005.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2 — Stock Based Compensation

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,”  (“SFAS 123”) encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value as of the grant date.  The Bank accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Unaudited — in thousands, except per-share data)

	For the Three Months Ended
	March 31, 2005	March 31, 2004
Net Income:
As Reported	$211	$179
Stock-Based Compensation using the Intrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123, net of tax	(3)	(4)
Pro Forma	$208	$175

Basic Income Per Share:
As Reported	$0.28	$0.26
Pro Forma	0.27	0.25

Diluted Income Per Share:
As Reported	0.26	0.25
Pro Forma	0.25	0.24

Note 3 — Transfer of Security from Held-to-Maturity to Available-for-Sale

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise.  This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security.  During 2004, management established a loss reserve for this security after concluding it was “other than temporarily” impaired.  As of March 31, 2005, the date of transfer, the gross book value of the security was $390,860 and the reserve was $249,928, for a net book value of $140,932.  The fair value on March 31, 2005, was $162,745, resulting in an unrealized gain of $21,813 on the date of transfer.  That unrealized gain, net of tax, is included in accumulated other comprehensive income in the March 31, 2005, condensed consolidated balance sheet.

Note 4 — Operating Segments

The Company has only one reportable operating segment—commercial banking.  The commercial banking segment provides traditional banking services such as checking, savings, time certificates of deposit and loans.  Reportable operating segments are generally defined as components of an enterprise for which discrete financial information is available, whose operating results are regularly reviewed by the organization’s decision makers and whose revenue from external customers is 10 percent or more of total revenue.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some matters discussed in this Form 10-QSB may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Bank operates); competition from other providers of financial services offered by the Bank; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Bank.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Income Summary

For the three months ended March 31, 2005, the Company earned $211,000, an increase of $32,000, or 18%, as compared with the $179,000 in net income for the same three-month period of 2004.  Return on average assets (annualized) was 0.63% for the first quarter of 2005, as compared with 0.61% for the first three months of 2004.  Annualized return on average equity was 8.47% for the first quarter of 2005 as compared with 8.36% for the comparable 2004 period.

The earnings improvement in 2005 was primarily due to:

•                    increased net interest income, primarily as a result of loan growth in the second half of 2004, and

•                    no provision for loan losses in the first quarter of 2005, due to the high quality of the loan portfolio and virtually no loan growth during that quarter.

These favorable trends were partially offset by increases in non-interest expenses, primarily salaries and benefits.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2005, net interest income was $1.525 million, an increase of $229 thousand, or 18% over the comparable period in 2004.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.96% for the three-month period ended March 31, 2005 an increase of 18 basis points as compared to the same period in 2004.  The increase in the net interest margin was principally attributable to a change in the mix of interest-earning assets over the past year.  Due to strong loan growth over the past year, loans—the most profitable component of interest-earning assets—comprised 83% of total earning assets in the first quarter of 2005, compared with 77% in the first quarter a year ago.

Part of loan growth throughout 2004 can be attributed to higher legal lending limits that began in December 2003 when the Bank converted from a National banking charter to a State banking charter.  Under California law, a bank is allowed to grant to any one individual or entity “secured” (1st Trust Deed) loans up to 25% of capital plus reserves and up to 15% for “unsecured” loans.  As a National bank the limit for any type of loan is 15%.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2005 and 2004:

Net Interest Analysis

	For the Three Months Ended
	March 31, 2005			March 31, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$103,168	$1,890	7.43%	$83,944	$1,450	6.95%
Investment securities	15,527	143	3.74%	17,949	167	3.73%
Federal funds sold and other interest income	5,941	44	3.00%	7,528	39	2.11%
Total interest-earning assets / interest income	124,636	$2,077	6.76%	109,421	$1,656	6.09%
Non-interest-earning assets:
Allowance for loan losses	(1,094)			(838)
Cash and due from banks	3,567			3,913
Premises and equipment	2,607			2,447
Other assets	5,641			2,675
Total assets	$135,357			$117,618

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$5,435	$13	0.97%	$3,303	$4	0.48%
Savings deposits	42,691	186	1.77%	40,192	119	1.19%
Certificates of deposit	44,455	243	2.22%	36,144	155	1.73%
Total interest-bearing deposits	92,581	442	1.94%	79,639	278	1.41%

Federal funds purchased	26	—	3.60%	22	—	1.54%
Federal Home Loan Bank advances	7,705	69	3.62%	5,280	48	3.63%
Subordinated debt	3,093	41	5.35%	3,093	31	4.01%
Total borrowed funds	10,824	110	4.11%	8,395	79	3.77%
Total interest-bearing liabilities / interest expense	103,405	552	2.17%	88,034	357	1.63%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	20,763			19,748
Other liabilities	1,086			1,228
Total liabilities	125,254			109,010
Shareholders’ equity	10,103			8,608
Total liabilities and shareholders’ equity	$135,357			$117,618
Net interest-rate spread			4.59%			4.46%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.37%			0.32%
Net interest income / margin on interest-earning assets		$1,525	4.96%		$1,299	4.78%

Shown in the following table is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month periods ended March 31, 2005 and 2004.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

	Three Months Ended March 31, 2005 Compared to 2004
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$348	$92	$440
Investment securities	(23)	(1)	(24)
Federal funds sold	(9)	14	5
Total increase (decrease) in interest income	316	105	421

Interest-bearing liabilities:
Transaction accounts	4	5	9
Savings deposits	8	59	67
Certificates of deposit	40	48	88
Total interest-bearing deposits	52	112	164
Federal funds purchased	—	—	—
FHLB advances	22	(1)	21
Subordinated debt	—	10	10
Total borrowed funds	22	9	31
Total increase (decrease) in interest expense	74	121	195
Increase (decrease) in net interest income	$242	$(16)	$226

The table reflects the significant impact of the higher balances of loans on net interest income, and the relatively minor overall impact of the increasing short-term interest rate environment which began in mid-2004.  Management expects to see continued increases in earning assets in 2005 with a continued focus on loans to small businesses.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will continue to rise throughout 2005, which is expected to have a positive, albeit modest, impact on the net interest margin.

Provision for Loan Losses

The Bank recorded no provision for loan losses for the three months ended March 31, 2005, compared with $95,000, or 0.46% of average loans (annualized), for the same period in 2004.  There were no net charge-offs in either three-month period.  The ratio of allowance for loan losses to total loans was 1.05% at March 31, 2005, as compared to 0.99% a year ago and 1.06% as of December 31, 2004.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality and Allowance for Loan Losses sections of this report.

Non Interest Income

Non interest income represents service charges on deposit accounts and other non-interest related charges and fees including fees from the sale of loans.   For the three-month period ended March 31, 2005, non-interest income was $301 thousand, an increase of $39 thousand, or 15%, from the same period in 2004.

The following table shows the major components of non interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended
	March 31,		Change
	2005	2004	Amount	Percent
Service charges on deposit accounts	$76	$53	$23	43%
Gain on sale of loans	96	63	33	52%
Loan servicing fees	77	64	13	20%
Bank Enterprise Awards	—	45	(45)	-100%
Other income and fees	52	37	15	41%
Total non-interest income	$301	$262	$39	15%

The majority of the service charge income relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future.

The Bank derives a material portion of its non interest income from the sale of SBA guaranteed loans.  This income tends to fluctuate from quarter to quarter depending on the volume of loans sold.  In the first quarter of 2004, the SBA experienced budget funding delays which limited the volume and size of guaranteed loans.  Restrictions were lifted by the second quarter of 2004 and loan volume and sale income has increased since then.

Loan servicing income, particularly servicing of SBA loans sold, has become an important source of fee income and has increased over the past year.  Servicing income is expected to continue to increase as the serviced loan portfolio grows.

Bank Enterprise Award income in 2004 represents the three-year amortization of a portion of the $990,000 Bank Enterprise Award the Bank received from the U.S. Department of Treasury in July 2001 for the Bank’s deposit-related community development activities.  While the Bank and Company will continue to seek awards and grants consistent with its community development activities, no assurances can be given that the Bank or Company will receive any future awards or grants.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expenses increased by $319,000 or 28% for the three months ended March 31, 2005, over the first quarter of 2004.  The increase is due to a number of factors, as shown in the following table:

Non-Interest Expense

(In thousands)

	For the Three Months Ended
	March 31,		Change
	2005	2004	Amount	Percent
Salaries and employee benefits	$846	$645	$201	31%
Occupancy expenses	135	109	26	24%
Furniture and equipment	48	35	13	37%
Data processing	93	87	6	7%
Professional fees	44	39	5	13%
Marketing and business development	38	33	5	15%
Office supplies and expenses	78	54	24	44%
Insurance and regulatory assessments	17	25	(8)	-32%
Loan and lease expenses	43	49	(6)	-12%
Other	137	84	53	63%
	$1,479	$1,160	$319	28%

Salaries increased $80 thousand in the first quarter of 2005, as compared to the first quarter of 2004, due to increased staff and normal annual salary increases.  The other major components of the increase in salaries and benefits are accruals for profit sharing, 401k contributions and incentive compensation ($71 thousand) and a $32 thousand reduction of loan origination costs deferred under Statement of financial Accounting Standards No. 91—a result of the slowdown in loan growth in the most recent quarter.

In January 2005, the Bank opened a new Business Banking Center in San Luis Obispo at a rental cost of $6,000 per month, accounting for the increased occupancy expense in the first quarter of 2005.

Income Taxes

Income tax expense for the three months ended March 31, 2005, was $136 thousand, compared with $124 thousand for the same period in 2004.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended March 31, 2005 was 39.2%, compared with 40.9% for the same period in 2004. The decrease in the effective tax rate in 2005 is principally attributable to non-taxable income from the increase in cash surrender value of bank-owned life insurance, which was purchased in March 2004.

Balance Sheet Analysis

At March 31, 2005, consolidated assets totaled $138.4 million, as compared with $139.2 million at December 31, 2004, and $128.1 million at the end of 2004’s first quarter.  This represents a $10.3 million, or 8.1%, growth rate since March of 2004.  Total loans have increased $13.1 million, or 14.3%, over that period.  Deposits have increased $8.1 million (7.5%) and shareholders’ equity has increased $1.4 million (16.2%) over that same period.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter*
	March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(840)	-2.4%	$4,252	12.5%	$5,078	15.5%	$1,839	5.8%	$14,615	51.8%
Earning Assets	(1,464)	-4.6%	5,495	17.5%	4,908	16.3%	3,395	11.7%	9,525	35.9%
Loans	1,106	4.3%	(261)	-1.0%	6,006	24.5%	6,201	27.3%	11,967	60.6%
Deposits	2,883	10.4%	908	3.2%	2,779	10.1%	1,493	5.6%	14,370	62.0%
Shareholders’ Equity	211	8.5%	405	16.7%	651	28.9%	164	7.5%	262	12.3%

*Percentages shown as annualized rates

In the last quarter of 2003, the Company completed a $3 million trust preferred pool offering and used $2 million from the proceeds to increase the Bank’s capital.  Also in that quarter, the Bank’s charter was changed from a National to State Fed-member bank, allowing the Bank to increase its legal lending limit from approximately $1.3 million to approximately $2.7 million per individual or entity for real estate secured loans.

The higher legal lending limit, coupled with strong loan demand in the Bank’s market area, resulted in substantial growth in loans throughout most of 2004, particularly for construction loans.  Loan demand has been sluggish in the first quarter of 2005, however.  Management anticipates that loan volume will pick up in the remaining months of 2005, but cannot currently predict a repeat of the double-digit growth rate experienced in 2004.

Asset Quality

Non-accrual loans totaled $202 thousand at March 31, 2005, as compared to $206 thousand at December 31, 2004, and $370 thousand at March 31, 2004.  Except for one investment security on which the accrual of interest has been discontinued (see the Investment Quality section below), the Bank and the Company had no other non-performing assets as of March 31, 2005 or 2004.

Management classifies loans as non-accrual when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Once a loan is classified as non-accrual, it cannot be reclassified as an accruing loan until all principal and interest payments are brought current and the loan is considered to be collectible as to both principal and interest.

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2005 and 2004:

Non-Performing Assets

(in thousands)

	As of March 31,
	2005	2004
Loans in nonaccrual status	$202	$370
Loans past due 90 days or more and accruing	—	—
Restructured loans	—	—
Total nonperforming loans	202	370
Other real estate owned	—	—
Total nonperforming assets	$202	$370

Allowance for loan losses	$1,094	$907

Asset quality ratios:
Non-performing assets to total assets	0.15%	0.29%
Non-performing loans to total loans	0.19%	0.40%
Allowance for loan losses to total loans	1.05%	0.99%
Allowance for loan losses to total non-performing loans	542%	245%

The $202 thousand of loans on non-accrual as of March 31, 2005, are supported by $156 thousand of SBA loan guarantees.

Potential Problem Loans

At March 31, 2005, the Bank had approximately $303 thousand of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $411 thousand decrease from the $714 thousand of potential problem loans at December 31, 2004, primarily due to loans paid off in the first quarter of 2005. Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of March 31, 2005, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2005 totaled $1.094 million, an increase of $187 thousand, or 21%, from March 31, 2004, and flat compared with December 31, 2004.  The ratio of ALLL to total loans at March 31, 2005, was 1.05%, an increase of six basis points from March 31, 2004, and a decrease of one basis point from December 31, 2004.  At March 31, 2005 and 2004, the ratio of ALLL to total non-performing loans was 542% and 245%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2005 and 2004:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Balance beginning of period	$1,094	$812
Provision for loan losses	—	95
Loans charged off	—	(1)
Recoveries of previous charge-offs	—	1
Net recoveries (charge-offs)	—	—
Balance end of period	$1,094	$907

Allowance for loan losses as a percentage of:
Period end loans	1.05%	0.99%
Non-performing loans	542%	245%
As a percentage of average loans (annualized):
Net charge-offs	0.00%	0.00%
Provision for loan losses	0.00%	0.46%

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2005, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2005, this reserve totaled $50,000 and is included in other liabilities in the consolidated balance sheet.

Investment Quality

The Bank owns a collateralized mortgage obligation (“CMO”) originally issued by a manufactured housing company on the East Coast.  The parent company of the issuer filed for bankruptcy in November 2002 and securities issued by the company have been downgraded by the rating agencies and the bond market.  To date, the Bank has received all scheduled interest payments but none of the scheduled principal payments.  The bond is rated D by Standard and Poor’s and NR by Moody’s.

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss, and this calculation is reviewed monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of March 31, 2005, the book value of the security is $141 thousand ($391 thousand amortized cost less the loss reserve, which currently totals $250 thousand), and the fair value is approximately $163 thousand.

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and if needed, recognize additional write-downs.

This security was initially placed in the held-to-maturity portfolio.  However, during the first quarter of 2005 management decided to transfer it to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise.  This decision was based on the significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security.

The balance of the Bank’s investment portfolio is rated Aaa or higher and consists of a mixture of fixed-rate US agency securities (45%), fixed-rate mortgage-backed securities (11%), floating-rate mortgage-backed securities (39%), and fixed-rate CMO’s (5%).   Approximately 43% of the portfolio is classified as available for sale and 57% held to maturity.  39% of the portfolio has floating rates while the remaining 61% is fixed rate.  The average repricing term for the portfolio is 3.4 years.

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $115.7 million as of March 31, 2005, as compared with $112.8 million at December 31, 2004, and $107.7 million at March 31, 2004.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market. The Bank continues to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline. Management expects to continue to develop unique deposit products to enhance its local deposit-gathering capabilities.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates. Management expects that brokered deposits will be used increasingly in 2005 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from and expects to continue to have borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”). Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of March 31, 2005, borrowings from the FHLB totaled $8.4 million. Of the $8.4 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013. Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at March 31, 2005, December 31, 2004, and March 31, 2004:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
	Actual		To Be Well-Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2005:
Total Capital (to Risk-Weighted Assets)	$13,703	11.65%	$11,760	10.0%	$9,408	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,559	10.68%	$7,056	6.0%	$4,704	4.0%
Tier 1 Capital (to Average Assets)	$12,559	9.32%	$6,735	5.0%	$5,388	4.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$13,461	11.54%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,317	10.56%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$12,317	9.05%	$6,802	5.0%	$5,442	4.0%

As of March 31, 2004:
Total Capital (to Risk-Weighted Assets)	$11,740	11.25%	$10,431	10.0%	$8,345	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$10,833	10.39%	$6,259	6.0%	$4,172	4.0%
Tier 1 Capital (to Average Assets)	$10,833	9.22%	$5,876	5.0%	$4,700	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2005 and 2006.  A capital plan is being developed by management and the board to address future capital needs.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity remains within targeted levels as measured by Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio (target range 80% to 90%) which was at 90% as of March 31, 2005, as compared with 85% at March 31, 2004.  The Bank considers current and potential FHLB borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

The Company has adequate cash to meet all foreseeable liquidity needs.  Management is not aware of any future changes that would significantly impair liquidity.

Commitments and Contingencies

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of March 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	As of March 31,
	2005	2004
Commitments to Extend Credit	$23,480	$27,172
Standby Letters of Credit	181	40
	$23,661	$27,212

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California and real estate values continue to show increases, with steady demand for both residential and commercial properties.  There can be no assurance, however, that real estate values will continue to increase, or that the economy will not weaken in the short term.  The Bank has adopted a cautiously optimistic outlook with close attention to credit quality, interest rate risk, and control of operational expenses.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank, including periodic filings with the Securities Exchange Commission, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board (FRB) and the California Department of Financial Institutions (DFI).  Such periodic financial reports are prepared internally and reviewed by management prior to filing.  These financial reports are also reviewed for timely filing, completeness and accuracy with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.   At present, due to its asset size and lack of activity other than banking, the Company is not independently examined by the FRB.

The Company and Bank have elected to outsource the internal audit function to firms which specialize in performing such auditing functions for community banks.

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state chartered member bank, the Bank is examined by the FRB and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Office of the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  The Company and Bank recently completed a full Safety and Soundness examination by both the FRB and DFI (joint examination) on November 3, 2004, and received a satisfactory rating.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of March 31, 2005, the Bank is not operating under any formal or informal agreement with the FRB, DFI, nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting is reviewed by registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board Audit Committee.  As of December 31, 2004, the audited financial statements of the Company have been certified by the Company’s registered public accountants with no material weaknesses identified in internal controls or financial reporting.  The accountants’ report of audit and recommendations were reviewed with the Board Audit Committee in February 2005.

Beginning in 2006, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

No material changes have been made in internal controls during the most recent quarter.

PART II — OTHER INFORMATION

Item 1.                                   LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The discussion concerning the issuance of preferred stock that appears in Item 5 of the Annual Report on Form 10-KSB is hereby incorporated by reference.

Item 3.                                   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of  security holders during the period covered by this report.

Item 5.                                   OTHER INFORMATION

None.

Item 6.                                   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

Exhibit #		Page
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Articles of Incorporation (B)(G)
3.2	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (F)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (F)
4.6	Declaration of Trust Mission of Community Capital Trust I dated October 10, 2003 (F)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (F)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Employment Contract — Ms. Robinson (B)
10.3	Lease Agreement — Paso Robles (B)
10.4	Lease Agreement — San Luis Obispo (B)
10.5	Lease Agreement — Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement — 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement — 671 Tefft Street Nipomo CA (C)
10.9	Employment Agreement — Ms. Robinson (E)
10.10	Lease Agreement — 3480 S. Higuera, San Luis Obispo (G)
10.11	Salary Protection Agreement — Mr. Pigeon (H)
10.12	Salary Protection Agreement — Mr. Judge (I)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act	25
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act	26
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act	27
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act	28

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

(F)            Included in the Company’s Form 8-K filed on October 21, 2003

(G)           Amendment included in the Company’s Form 10-QSB filed on August 10, 2004

(H)          Included in the Company’s Form 8-K filed on January 19, 2005

(I)               Included in the Company’s Form 8-K filed on February 17, 2005

Reports on Form 8-K:

1.               On January 6, 2005, the Company filed a Form 8-K announcing the appointment of Richard Korsgaard to the Board of Directors, effective January 1, 2005, and Mr. Korsgaard’s intention to retire from his Chief Credit Officer position, effective March 31, 2005.

2.               On January 19, 2005, the Company filed a Form 8-K announcing the appointment of Ronald B. Pigeon as Executive Vice President and Chief Financial Officer of the Bank and Bancorp.

3.               On January 21, 2005, the Company filed a Form 8-K which included a press release announcing the appointment of Richard Korsgaard to the Board of Directors, and Mr. Korsgaard’s intention to retire from his Chief Credit Officer position, effective March 31, 2005.

4.               On February 17, 2005, the Company filed a Form 8-K announcing the appointment of James M. Judge as Executive Vice President and Chief Credit Officer of the Bank.

5.               On March 8, 2005, the Company filed a Form 8-K which included a press release reporting the Company’s earnings for the year ended December 31, 2004.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: May 16, 2005

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: May 16, 2005