Form 10QSB
period 2005-06-30
MISSION COMMUNITY BANCORP
filed 2005-08-11
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  644,599 shares of common stock outstanding as of August 1, 2005.

Transitional Small Business Disclosure Format (check one) Yes  ☐  No  ☒

Mission Community Bancorp

June 30, 2005

PART I

ITEM 1.     FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

	(dollars in thousands)

	June 30, 2005	December 31, 2004	June 30, 2004
Assets
Cash and due from banks	$4,381	$2,587	$3,733
Federal funds sold	4,375	10,385	3,530
Total cash and cash equivalents	8,756	12,972	7,263
Interest-bearing deposits in other banks	550	550	800
Investment securities:
Investment securities available for sale	8,968	6,727	8,146
Investment securities held to maturity	8,535	9,045	9,573
Total investment securities	17,503	15,772	17,719
Loans, net of unearned income	107,827	103,376	97,631
Less allowance for loan losses	(1,096)	(1,094)	(941)
Net loans	106,731	102,282	96,690

Federal Home Loan Bank stock and other stock, at cost	1,092	1,081	934
Premises and equipment	2,735	2,480	2,416
Cash surrender value of life insurance	2,097	2,060	2,020
Accrued interest and other assets	2,435	2,052	2,077
Total Assets	$141,899	$139,249	$129,919

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$24,240	$20,593	$20,068
Money market, NOW and savings	45,580	46,973	47,339
Time certificates of deposit	49,045	45,270	41,742
Total deposits	118,865	112,836	109,149
Other borrowings	8,400	12,500	7,500
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,097	793	1,206
Total liabilities	131,455	129,222	120,948
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized;
Issued and outstanding: 644,599 at June 30, 2005; 642,599 at December 31, 2004 and 637,999 at June 30, 2004	6,410	6,387	6,349
Retained earnings	2,967	2,571	1,601
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(17)	(15)	(63)
Total shareholders’ equity	10,444	10,027	8,971
Total Liabilities and Shareholders’ Equity	$141,899	$139,249	$129,919

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited

	(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Interest Income
Interest and fees on loans	$2,010	$1,569	$3,900	$3,017
Interest on investment securities	154	112	297	305
Other interest income	53	112	97	125
Total interest income	2,217	1,793	4,294	3,447
Interest Expense
Interest on money market, NOW and savings deposits	214	134	413	257
Interest on time certificates of deposit	345	178	588	334
Other interest expense	130	93	240	172
Total interest expense	689	405	1,241	763
Net interest income	1,528	1,388	3,053	2,684
Provision for loan losses	—	35	—	130
Net interest income after provision for loan losses	1,528	1,353	3,053	2,554
Non-interest income
Service charges on deposit accounts	55	81	131	134
Gain on sale of loans	46	201	142	264
Loan servicing fees	83	75	160	139
Bank Enterprise Awards	—	47	—	92
Other income and fees	54	33	106	70
Total non-interest income	238	437	539	699
Non-interest expense
Salaries and employee benefits	780	647	1,626	1,292
Occupancy expenses	154	90	289	199
Furniture and equipment	64	34	112	69
Data processing	98	60	191	147
Professional fees	44	33	88	72
Marketing and business development	62	47	100	80
Office supplies and expenses	58	55	136	109
Insurance and regulatory assessments	24	22	41	47
Loan and lease expenses	61	25	104	74
Provision for securities losses	—	154	—	154
Other expenses	121	208	258	292
Total non-interest expense	1,466	1,375	2,945	2,535
Income before income taxes	300	415	647	718
Income tax expense	115	163	251	287
Net Income	$185	$252	$396	$431

Per Share Data:
Net Income - Basic	$0.24	$0.33	$0.52	$0.57
Net Income - Diluted	$0.22	$0.31	$0.48	$0.53

Average shares outstanding - basic	765,099	756,361	765,044	756,361
Average shares outstanding - diluted	826,280	813,098	825,946	813,098

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

						Accumulated
						Other
	Preferred	Common Stock		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2004	$1,084	630,166	$6,273		$1,170	$18	$8,545

Exercise of stock options		7,833	76				76

Comprehensive income:
Net income				$431	431		431
Net unrealized loss on available-for-sale securities, net of taxes of $(56)				(81)		(81)	(81)
Total comprehensive income				$350

Balance at June 30, 2004	$1,084	637,999	$6,349		$1,601	$(63)	$8,971

Balance at January 1, 2005	$1,084	642,599	$6,387		$2,571	$(15)	$10,027

Exercise of stock options		2,000	23				23

Comprehensive income:
Net income				$396	396		396
Net unrealized loss on available-for-sale securities, net of taxes of $(10)				(15)		(15)	(15)
Net unrealized gain on security transferred from held-to-maturity to available-for-sale, net of taxes of $9	—	—	—	13	—	13	13
Total comprehensive income				$394

Balance at June 30, 2005	$1,084	644,599	$6,410		$2,967	$(17)	$10,444

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)

	For the Six Months Ended
	June 30, 2005	June 30, 2004
Operating Activities
Net income	$396	$431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145	98
Provision for loan losses	—	130
Provision for losses on unfunded loan commitments	—	40
Provision for securities losses	—	154
Gain on loan sales	(142)	(264)
Increase in cash surrender value of life insusance	(37)	(20)
Other, net	62	(166)
Net cash provided by operating activities	424	403
Investing Activities
Purchases of Federal Home Loan Bank and other stock	(11)	(460)
Net maturities of deposits in other banks	—	2,750
Purchase of available-for-sale securities	(2,742)	(4,000)
Purchase of held-to-maturity securities	—	(500)
Proceeds from maturities of available-for-sale securities	627	3,076
Proceeds from maturities of held-to-maturity securities	364	1,750
Proceeds from loan sales	1,808	2,622
Net increase in loans	(6,254)	(20,526)
Purchase of bank-owned life insurance	—	(2,000)
Purchases of premises and equipment	(384)	(84)
Net cash used in investing activities	(6,592)	(17,372)
Financing Activities
Net increase in demand deposits and savings accounts	2,253	6,105
Net increase in time deposits	3,776	6,758
Net increase (decrease) in other borrowings	(4,100)	3,000
Proceeds from exercise of stock options	23	76
Net cash provided by financing activities	1,952	15,939
Net (decrease) in cash and cash equivalents	(4,216)	(1,030)
Cash and cash equivalents at beginning of year	12,972	8,293
Cash and cash equivalents at end of period	$8,756	$7,263

Supplemental disclosures of cash flow information:
Interest paid	$1,197	$718
Taxes paid	270	397

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and six-month periods ended June 30, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

Note 2 – Stock Based Compensation

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended		For the Six Months Ended
(Unaudited - in thousands, except per-share data)	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income:
As Reported	$185	$252	$396	$431
Stock-Based Compensation using the Intrinsic Value Method	—	—	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123, net of tax	(17)	(4)	(34)	(7)
Pro Forma	$168	$248	$362	$424

Basic Income Per Share:
As Reported	$0.28	$0.33	$0.52	$0.57
Pro Forma	0.22	0.33	0.47	0.56

Diluted Income Per Share:
As Reported	0.26	0.31	0.48	0.53
Pro Forma	0.20	0.31	0.44	0.52

Note 3 – Transfer of Security from Held-to-Maturity to Available-for-Sale

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise.  This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security.  During 2004, management established a loss reserve for this security after concluding it was “other than temporarily” impaired.  As of March 31, 2005, the date of transfer, the gross book value of the security was $390,860 and the reserve was $249,928, for a net book value of $140,932.  The fair value on March 31, 2005, was $162,745, resulting in an unrealized gain of $21,813 on the date of transfer before taxes.

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

Income Summary

For the three months ended June 30, 2005, the Company earned $185 thousand, a decrease of $67 thousand, or 27%, as compared with the $252 thousand in net income for the same three-month period of 2004.  Return on average assets (annualized) was 0.53% for the second quarter of 2005, as compared with 0.77% for the second quarter of 2004.  Annualized return on average equity was 7.05% for the second quarter of 2005 as compared with 11.44% for the comparable 2004 period.

For the six months ended June 30, 2005, the Company earned $396 thousand, a decrease of $35 thousand, or 8%, as compared with the $431 thousand in net income for the first half of 2004.  Return on average assets (annualized) was 0.58% for the first six months of 2005, as compared with 0.70% for the first half of 2004.  Annualized return on average equity was 7.87% for the first half of 2005 as compared with 9.92% for the comparable 2004 period.

The earnings decline in 2005, both for the second quarter and six-month periods, was primarily due to:

•                  decreases in non-interest income, primarily SBA loan sale gains and Bank Enterprise Awards, and

•                  increases in non-interest expenses, particularly salaries and benefits and occupancy expenses.

These unfavorable trends were partially offset by increased net interest income as a result of strong loan growth in the second half of 2004 as well as a reduction to zero in the provision for loan losses.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2005, net interest income was $1.528 million, an increase of $140 thousand, or 10% over the comparable period in 2004.  For the first six months of 2005, net interest income was $3.053 million—a $369 thousand, or 14%, increase over the comparable 2004 period.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.77% for the three-month period ended June 30, 2005, an increase of 11 basis points as compared to the same period in 2004.  The increase in the net interest margin was principally attributable to a change in the mix of interest-earning assets over the past year.  Due to strong loan growth over the past year, loans—the most profitable component of interest-earning assets—comprised 82% of total earning assets in the second quarter of 2005, compared with 79% in the second quarter a year ago.

Part of the loan growth throughout 2004 can be attributed to higher legal lending limits that began in December 2003 when the Bank converted from a National banking charter to a State banking charter.  Under California law, a bank is allowed to grant to any one individual or entity “secured” (1st Trust Deed) loans up to 25% of capital plus reserves and up to 15% for “unsecured” loans.  As a National bank the limit for any type of loan is 15%.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2005 and 2004:

Net Interest Analysis

	For the Three Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$105,785	$2,010	7.62%	$94,454	$1,567	6.67%
Investment securities	16,237	154	3.79%	16,904	138	3.29%
Federal funds sold and other interest income	6,291	53	3.39%	8,107	86	4.25%
Total interest-earning assets / interest income	128,313	$2,217	6.93%	119,465	$1,791	6.03%
Non-interest-earning assets:
Allowance for loan losses	(1,098)			(918)
Cash and due from banks	3,314			4,723
Premises and equipment	2,734			2,432
Other assets	5,868			5,205
Total assets	$139,131			$130,907

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$4,762	$12	1.00%	$3,006	$5	0.65%
Savings deposits	39,308	202	2.06%	43,729	129	1.19%
Certificates of deposit	50,090	344	2.76%	42,065	179	1.71%
Total interest-bearing deposits	94,160	558	2.38%	88,800	313	1.42%

Federal funds purchased	14	—	4.07%	—	—	—
Federal Home Loan Bank advances	8,401	80	3.83%	7,500	62	3.34%
Subordinated debt	3,093	50	6.51%	3,093	31	4.03%
Total borrowed funds	11,508	130	4.55%	10,593	93	3.55%
Total interest-bearing liabilities / interest expense	105,668	688	2.61%	99,393	406	1.64%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,114			21,501
Other liabilities	821			1,153
Total liabilities	128,603			122,047
Shareholders’ equity	10,528			8,860
Total liabilities and shareholders’ equity	$139,131			$130,907
Net interest-rate spread			4.32%			4.39%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.45%			0.27%
Net interest income / margin on interest-earning assets		$1,529	4.77%		$1,385	4.66%

Net Interest Analysis

	For the Six Months Ended
	June 30, 2005			June 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$104,484	$3,900	7.53%	$89,199	$3,017	6.80%
Investment securities	15,884	297	3.77%	17,426	305	3.52%
Federal funds sold and other interest income	6,117	97	3.20%	7,817	125	3.22%
Total interest-earning assets / interest income	126,485	$4,294	6.85%	114,442	$3,447	6.06%
Non-interest-earning assets:
Allowance for loan losses	(1,096)			(878)
Cash and due from banks	3,440			4,318
Premises and equipment	2,671			2,440
Other assets	5,754			3,940
Total assets	$137,254			$124,262

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$5,097	$25	0.98%	$3,155	$9	0.56%
Savings deposits	40,963	388	1.91%	41,960	248	1.19%
Certificates of deposit	47,288	588	2.51%	39,104	334	1.72%
Total interest-bearing deposits	93,348	1,001	2.16%	84,219	591	1.41%

Federal funds purchased	20	—	3.77%	11	—	1.54%
Federal Home Loan Bank advances	8,054	149	3.73%	6,390	110	3.46%
Subordinated debt	3,093	91	5.93%	3,093	62	4.02%
Total borrowed funds	11,167	240	4.34%	9,494	172	3.64%
Total interest-bearing liabilities / interest expense	104,515	1,241	2.39%	93,713	763	1.64%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,470			20,624
Other liabilities	1,128			1,191
Total liabilities	127,113			115,528
Shareholders’ equity	10,141			8,734
Total liabilities and shareholders’ equity	$137,254			$124,262
Net interest-rate spread			4.46%			4.42%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.41%			0.30%
Net interest income / margin on interest-earning assets		$3,053	4.87%		$2,684	4.72%

Shown in the following tables is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and six-month periods ended June 30, 2005 and 2004.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

	Three Months Ended June 30, 2005
	Compared to 2004
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$200	$243	$443
Investment securities	(6)	22	16
Federal funds sold	(17)	(16)	(33)
Total increase (decrease) in interest income	177	249	426

Interest-bearing liabilities:
Transaction accounts	4	3	7
Savings deposits	(14)	87	73
Certificates of deposit	39	126	165
Total interest-bearing deposits	29	216	245
Federal funds purchased	—	—	—
FHLB advances	8	10	18
Subordinated debt	—	19	19
Total borrowed funds	8	29	37
Total increase (decrease) in interest expense	37	245	282
Increase (decrease) in net interest income	$140	$4	$144

Rate / Volume Variance Analysis

	Six Months Ended June 30, 2005
	Compared to 2004
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$550	$333	$883
Investment securities	(28)	20	(8)
Federal funds sold	(27)	(1)	(28)
Total increase (decrease) in interest income	495	352	847

Interest-bearing liabilities:
Transaction accounts	7	9	16
Savings deposits	(6)	146	140
Certificates of deposit	80	174	254
Total interest-bearing deposits	81	329	410
Federal funds purchased	—	—	—
FHLB advances	30	9	39
Subordinated debt	—	29	29
Total borrowed funds	30	38	68
Total increase (decrease) in interest expense	111	367	478
Increase (decrease) in net interest income	$384	$(15)	$369

The tables reflect the significant impact of the higher balances of loans on net interest income, and the relatively minor overall impact of the increasing short-term interest rate environment which began in mid-2004.  Management expects to see continued increases in earning assets in 2005 with a continued focus on loans to small businesses.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will continue to rise throughout 2005, which is expected to have a positive, albeit modest, impact on the net interest margin.

Provision for Loan Losses

The Bank recorded no provision for loan losses for the six months ended June 30, 2005, compared with $130 thousand, or 0.29% of average loans (annualized), for the same period in 2004.  For the second quarter of 2004 the provision for loan losses was $35 thousand, or 0.15% of average loans.  The Bank had net recoveries of $2 thousand for the first six months of 2005, compared to net charge-offs of $1 thousand for the comparable 2004 period.  The ratio of allowance for loan losses to total loans was 1.02% at June 30, 2005, as compared to 0.96% a year ago and 1.06% as of December 31, 2004.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality and Allowance for Loan Losses sections of this report.

Non Interest Income

Non interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended June 30, 2005, non-interest income was $238 thousand, a decrease of $199 thousand, or 46%, from the same period in 2004.  For the first half of 2005, non-interest income decreased $160 thousand, or 23%, compared to the first half of 2004.

The following table shows the major components of non interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Service charges on deposit accounts	$55	$81	$(26)	-32%	$131	$134	$(3)	-2%
Gain on sale of loans	46	201	(155)	-77%	142	264	(122)	-46%
Loan servicing fees	83	75	8	11%	160	139	21	15%
Bank Enterprise Awards	—	47	(47)	-100%	—	92	(92)	-100%
Other income and fees	54	33	21	64%	106	70	36	51%
Total non-interest income	$238	$437	$(199)	-46%	$539	$699	$(160)	-23%

The majority of the service charge income relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future.

The Bank derives a material portion of its non interest income from the sale of SBA guaranteed loans.  This income tends to fluctuate from quarter to quarter depending on the volume of loans sold.  Due to a number of factors including competition in the local market SBA loans originated and sold have been at a reduced level in 2005.

Loan servicing income, particularly servicing of SBA loans sold, has become an important source of fee income and has increased over the past year.  Servicing income is expected to continue to increase as the serviced loan portfolio grows.

Bank Enterprise Award income in 2004 represents the three-year amortization of a portion of the $990,000 Bank Enterprise Award the Bank received from the U.S. Department of Treasury in July 2001 for the Bank’s deposit-related community development activities.  During the second quarter of 2005 the Company received a $135 thousand technical assistance grant from the Community Development Financial Institutions Fund.  This grant is currently reflected in other liabilities in the consolidated balance sheet and will be recognized in non-interest income as qualifying expenses are incurred.  No such qualifying expenses had been incurred as of June 30, 2005.  While the Bank and Company will continue to seek awards and grants consistent with its community development activities, management does not expect to receive any additional awards in 2005, and no assurances can be given that the Bank or Company will receive any future awards or grants.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expenses increased by $91,000 or 7% for the three months ended June 30, 2005, over the first three months of 2004.  For the first six months of 2005 non-interest expenses increased $410 thousand, or 16%, as compared to the first half of 2004.  The increases occurred in most major categories of non-interest expense, as shown in the following table:

Non-Interest Expense

(In thousands)

	For the Three Months Ended				For the Six Months Ended
	June 30,		Change		June 30,		Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Salaries and employee benefits	$780	$647	$133	21%	$1,626	$1,292	$334	26%
Occupancy expenses	154	90	64	71%	289	199	90	45%
Furniture and equipment	64	34	30	88%	112	69	43	62%
Data processing	98	60	38	63%	191	147	44	30%
Professional fees	44	33	11	33%	88	72	16	22%
Marketing and business development	62	47	15	32%	100	80	20	25%
Office supplies and expenses	58	55	3	5%	136	109	27	25%
Insurance and regulatory assessments	24	22	2	9%	41	47	(6)	-13%
Loan and lease expenses	61	25	36	144%	104	74	30	41%
Provision for securities losses	—	154	(154)	-100%	—	154	(154)	-100%
Other	121	208	(87)	-42%	258	292	(34)	-12%
	$1,466	$1,375	$91	7%	$2,945	$2,535	$410	16%

Salaries increased $107 thousand in the second quarter of 2005, as compared to the second quarter of 2004, due to increased staff and normal annual salary increases.  The other major component of the $133 thousand increase in salaries and benefits is accruals for profit sharing, 401(k) contributions and incentive compensation ($31 thousand).

In January 2005, the Bank opened a new Business Banking Center in San Luis Obispo at a rental cost of $6,000 per month, accounting for $36 thousand of the increased occupancy expense in the first half of 2005.  Also contributing to the increase in occupancy expense was an adjustment to market value of the lease for the Paso Robles branch office, resulting in a one-time rent payment of $23 thousand and a $3 thousand per month increase in future rents.

Income Taxes

Income tax expense for the three months ended June 30, 2005, was $115 thousand, compared with $163 thousand for the same period in 2004.  For the first half of 2005, income tax expense totaled $251 thousand, vs. $287 thousand for the first six months of 2004.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended June 30, 2005 was 38.3%, compared with 39.3% for the same period in 2004. For the first six months of 2005 the effective tax rate was 38.8%, as compared to 40.0% in the comparable 2004 period.  The decrease in the effective tax rate in 2005 is principally because non-taxable income, such as the increase in cash surrender value of bank-owned life insurance, represents a higher percentage of pre-tax income in 2005 than in 2004.

Balance Sheet Analysis

At June 30, 2005, consolidated assets totaled $141.9 million, as compared with $139.2 million at December 31, 2004, and $129.9 million at the end of 2004’s second quarter.  This represents a $12.0 million, or 9.2%, growth rate since June of 2004.  Total loans have increased $10.2 million, or 10.4%, over that period.  Deposits have increased $9.7 million (8.9%) and shareholders’ equity has increased $1.5 million (16.4%) over that same period.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase (Decrease) From Previous Quarter*
	June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004		June 30, 2004
	$	%	$	%	$	%	$	%	$	%
Total Assets	$3,490	10.1%	$(840)	-2.4%	$4,252	12.5%	$5,078	15.5%	$1,839	5.8%
Earning Assets	1,636	5.1%	(1,464)	-4.6%	5,495	17.5%	4,908	16.3%	3,395	11.7%
Loans	3,345	12.8%	1,106	4.3%	(261)	-1.0%	6,006	24.5%	6,201	27.3%
Deposits	3,146	10.9%	2,883	10.4%	908	3.2%	2,779	10.1%	1,493	5.6%
Shareholders’ Equity	206	8.1%	211	8.5%	405	16.7%	651	28.9%	164	7.5%

*Percentages shown as annualized rates

In the last quarter of 2003, the Bank’s charter was changed from a National to State Fed-member bank, allowing the Bank to increase its legal lending limit from approximately $1.3 million to approximately $2.7 million per individual or entity for real estate secured loans. The higher legal lending limit, coupled with strong loan demand in the Bank’s market area, resulted in substantial growth in loans throughout most of 2004, particularly for construction loans.  Loan demand has been sluggish in the first half of 2005, however.  Management anticipates that loan volume will pick up in the remaining months of 2005, particularly for fixed-rate real estate loans, but cannot currently predict a repeat of the double-digit growth rate experienced in 2004.

Asset Quality

Non-accrual loans totaled $76 thousand at June 30, 2005, as compared to $202 thousand at March 31, 2005, $206 thousand at December 31, 2004, and $368 thousand at June 30, 2004.  Except for one investment security on which the accrual of interest has been discontinued (see the Investment Quality section below), the Bank and the Company had no other non-performing assets as of June 30, 2005 or 2004.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2005 and 2004:

Non-Performing Assets

(in thousands)

	As of June 30,
	2005	2004
Loans in nonaccrual status	$76	$368
Loans past due 90 days or more and accruing	—	—
Restructured loans	—	—
Total nonperforming loans	76	368
Other real estate owned	—	—
Total nonperforming assets	$76	$368

Allowance for loan losses	$1,096	$941

Asset quality ratios:
Non-performing assets to total assets	0.05%	0.28%
Non-performing loans to total loans	0.07%	0.38%
Allowance for loan losses to total loans	1.02%	0.96%
Allowance for loan losses to total non-performing loans	1442%	256%

The $46 thousand of loans on non-accrual as of June 30, 2005, are supported by $34 thousand of SBA loan guarantees.

Potential Problem Loans

At June 30, 2005, the Bank had approximately $379 thousand of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $335 thousand decrease from the $714 thousand of potential problem loans at December 31, 2004, primarily due to loans paid off in the first quarter of 2005.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of June 30, 2005, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2005 totaled $1.096 million, an increase of $155 thousand, or 16%, from June 30, 2004, and flat compared with December 31,

2004.  The ratio of ALLL to total loans at June 30, 2005, was 1.02%, an increase of six basis points from June 30, 2004, and a decrease of four basis points from December 31, 2004.  At June 30, 2005 and 2004, the ratio of ALLL to total non-performing loans was 1,442% and 256%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and six-month periods ended June 30, 2005 and 2004:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance beginning of period	$1,094	$907	$1,094	$812
Provision for loan losses	—	35	—	130
Loans charged off	(1)	(1)	(1)	(2)
Recoveries of previous charge-offs	3	—	3	1
Net recoveries (charge-offs)	2	(1)	2	(1)
Balance end of period	$1,096	$941	$1,096	$941

Allowance for loan losses as a percentage of:
Period end loans	1.02%	0.96%	1.02%	0.96%
Non-performing loans	1442%	256%	1442%	256%
As a percentage of average loans (annualized):
Net charge-offs	-0.01%	0.00%	0.00%	0.00%
Provision for loan losses	0.00%	0.15%	0.00%	0.29%

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2005, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2005, this reserve totaled $50,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss, and this calculation is reviewed monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of June 30, 2005, the book value of the security is $134 thousand ($379 thousand amortized cost less the loss reserve, which currently totals $245 thousand), and the fair value is approximately $158 thousand.

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

The balance of the Bank’s investment portfolio is rated Aaa or higher and consists of a mixture of fixed-rate US agency securities (39%), fixed-rate mortgage-backed securities (24%), floating-rate mortgage-backed securities (33%), and fixed-rate CMO’s (4%).  Approximately 51% of the portfolio is classified as available for sale and 49% held to maturity.  33% of the portfolio has floating rates while the remaining 67% is fixed rate.  The average life of the portfolio is projected to be 3.3 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $118.9 million as of June 30, 2005, as compared with $112.8 million at December 31, 2004, and $109.1 million at June 30, 2004.

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

In August 2005 the Bank is launching a new suite of deposit products: the Mission Community Club program.  The Community Club will provide new bank customers with free checking, higher-than-normal yields on savings accounts and attractive interest rates on credit cards.  In exchange for the generation of new core deposit account balances, the Bank will support five local non-profit organizations with grants ranging from $5,000 to $25,000, depending on the success of the program.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of June 30, 2005, borrowings from the FHLB totaled $8.4 million.  Of the $8.4 million, $3.0 million was borrowed for 10 years at an average rate of 4.89% to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years at an average rate of 3.45% to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years at 4.34% to match-fund fixed rate loans maturing in 2008.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratio and the regulatory minimum capital ratio needed to qualify as a “well-capitalized” institution at June 30, 2005, December 31, 2004, and June 30, 2004:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Total Capital (to Risk-Weighted Assets)	$13,933	11.26%	$12,377	10.0%	$9,902	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,787	10.33%	$7,426	6.0%	$4,951	4.0%
Tier 1 Capital (to Average Assets)	$12,787	9.24%	$6,922	5.0%	$5,537	4.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$13,461	11.54%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,317	10.56%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$12,317	9.05%	$6,802	5.0%	$5,442	4.0%

As of June 30, 2004:
Total Capital (to Risk-Weighted Assets)	$12,030	10.94%	$11,001	10.0%	$8,801	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,048	10.04%	$6,601	6.0%	$4,400	4.0%
Tier 1 Capital (to Average Assets)	$11,048	8.45%	$6,536	5.0%	$5,229	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2005 and 2006.  A capital plan is being developed by management and the board to address future capital needs.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity remains within targeted levels as measured by Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio (guideline is less than 95%) which was at 91% as of June 30, 2005, as compared with 89% at June 30, 2004.  The Bank considers current and potential FHLB borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

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

As of June 30, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	As of June 30,
	2005	2004
Commitments to Extend Credit	$29,757	$30,768
Standby Letters of Credit	198	55
	$29,955	$30,823

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank, including periodic filings with the Securities and Exchange Commission, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board (FRB) and the California Department of Financial Institutions (DFI).  Such periodic financial reports are prepared internally and reviewed by management prior to filing.  These financial reports are also reviewed for timely filing, completeness and accuracy with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

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

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state chartered member bank, the Bank is examined by the FRB and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Office of the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  The Company and Bank completed a full Safety and Soundness examination by both the FRB and DFI (joint examination) on November 3, 2004, and received a satisfactory rating.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of June 30, 2005, the Bank is not operating under any formal or informal agreement with the FRB or DFI, nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting are reviewed by registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board Audit Committee.  As of December 31, 2004, the financial statements of the Company have been audited by the Company’s registered public accountants.  The accountants’ report of audit and recommendations were reviewed with the Board Audit Committee in February 2005.

Beginning in 2006, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

No material changes have been made in internal controls during the most recent quarter.

PART II - OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.                                                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The discussion concerning the issuance of preferred stock that appears in Item 5 of the Annual Report on Form 10-KSB for the year ended December 31, 2004, is hereby incorporated by reference.

Item 3.                                                           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was approved at the Company’s Annual Meeting of Shareholders, which was held on May 24, 2005:

Election of Directors — Election of the following nine persons to the Board of Directors to serve until the 2006 Annual Meeting of Shareholders and until their successors are elected and have qualified:

Bruce M. Breault	Anita M. Robinson
Roxanne M. Carr	Robin L. Rossi
Karla S. Cool	Gary E. Stemper
William B. Coy	Karl F. Wittstrom
Richard Korsgaard

	Shares	Percent
Authority given	462,495	72.0%
Authority withheld	3,600	0.5
Abstain	-0-	0.0

A total of 466,095 shares (72.3% of those outstanding and entitled to vote) were represented in person or by proxy.

Item 5.                                                           OTHER INFORMATION

None.

Item 6.                                                           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

Exhibit #		Page

2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)

3.1	Articles of Incorporation (B)(G)

3.2	Bylaws (B)

4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)

4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)

4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)

4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (F)

4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (F)

4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (F)

4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (F)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)

4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)

10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)

10.2	Employment Contract – Ms. Robinson (B)

10.3	Lease Agreement – Paso Robles (B)

10.4	Lease Agreement – San Luis Obispo (B)

10.5	Lease Agreement – Arroyo Grande (B)

10.6	1998 Stock Option Plan, as amended (B)

10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)

10.8	Lease Agreement – 671 Tefft Street Nipomo CA (C)

10.9	Employment Agreement – Ms. Robinson (E)

10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (G)

10.11	Salary Protection Agreement – Mr. Pigeon (H)

10.12	Salary Protection Agreement – Mr. Judge (I)

31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act

31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act

32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act

32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

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

(F)                                 Included in the Company’s Form 8-K filed on October 21, 2003

(G)                                Amendment included in the Company’s Form 10-QSB filed on August 10, 2004

(H)                               Included in the Company’s Form 8-K filed on January 19, 2005

(I)                                    Included in the Company’s Form 8-K filed on February 17, 2005

Reports on Form 8-K:

No reports on Form 8-K were filed during the three-month period covered by this report..

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: August 11, 2005

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: August 11, 2005