Form 10QSB
period 2005-09-30
MISSION COMMUNITY BANCORP
filed 2005-11-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  654,499 shares of common stock outstanding as of November 1, 2005.

Transitional Small Business Disclosure Format (check one) Yes ☐ No☒

Mission Community Bancorp

September 30, 2005

Index

PART I — FINANCIAL INFORMATION

PART I

ITEM 1.           FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited	(dollars in thousands)

	September 30, 2005	December 31, 2004	September 30, 2004
Assets
Cash and due from banks	$3,107	$2,587	$3,812
Federal funds sold	2,455	10,385	9,060
Total cash and cash equivalents	5,562	12,972	12,872
Interest-bearing deposits in other banks	550	550	550
Investment securities:
Investment securities available for sale	16,605	6,727	2,023
Investment securities held to maturity	—	9,045	9,225
Total investment securities	16,605	15,772	11,248
Loans, net of unearned income	111,290	103,376	103,637
Less allowance for loan losses	(1,142)	(1,094)	(1,068)
Net loans	110,148	102,282	102,569

Federal Home Loan Bank stock and other stock, at cost	1,176	1,081	1,033
Premises and equipment	3,379	2,480	2,464
Cash surrender value of life insurance	2,116	2,060	2,040
Accrued interest and other assets	2,378	2,052	2,221
Total Assets	$141,914	$139,249	$134,997

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$25,426	$20,593	$22,267
Money market, NOW and savings	42,342	46,973	47,273
Time certificates of deposit	45,819	45,270	42,388
Total deposits	113,587	112,836	111,928
Other borrowings	13,400	12,500	9,000
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,233	793	1,354
Total liabilities	131,313	129,222	125,375
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized; Issued and outstanding: 644,599 at September 30, 2005; and 642,599 at December 31, 2004 and September 30, 2004	6,410	6,387	6,387
Retained earnings	3,198	2,571	2,147
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(91)	(15)	4
Total shareholders' equity	10,601	10,027	9,622
Total Liabilities and Shareholders' Equity	$141,914	$139,249	$134,997

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited	(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Interest Income
Interest and fees on loans	$2,182	$1,791	$6,082	$4,808
Interest on investment securities	165	152	462	457
Other interest income	39	35	136	160
Total interest income	2,386	1,978	6,680	5,425
Interest Expense
Interest on money market, NOW and savings deposits	230	138	643	395
Interest on time certificates of deposit	354	186	942	520
Other interest expense	166	103	406	275
Total interest expense	750	427	1,991	1,190
Net interest income	1,636	1,551	4,689	4,235
Provision for loan losses	50	125	50	255
Net interest income after provision for loan losses	1,586	1,426	4,639	3,980
Non-interest income
Service charges on deposit accounts	76	60	207	194
Gain on sale of loans	70	196	212	460
Loan servicing fees	84	62	244	201
Bank Enterprise Awards	—	776	—	868
Loss on sale of available-for-sale securities	—	(74)	—	(74)
Other income and fees	50	69	156	139
Total non-interest income	280	1,089	819	1,788
Non-interest expense
Salaries and employee benefits	806	687	2,432	1,979
Occupancy expenses	153	113	442	329
Furniture and equipment	70	38	182	107
Data processing	96	89	287	274
Professional fees	64	72	152	144
Marketing and business development	46	292	146	372
Office supplies and expenses	59	60	195	169
Insurance and regulatory assessments	24	19	65	66
Loan and lease expenses	56	51	160	125
Provision for securities losses	—	100	—	254
Provision for unfunded commitments	5	40	5	40
Other expenses	108	55	366	292
Total non-interest expense	1,487	1,616	4,432	4,151
Income before income taxes	379	899	1,026	1,617
Income tax expense	148	353	399	640
Net Income	$231	$546	$627	$977

Per Share Data:
Net Income - Basic	$0.30	$0.72	$0.82	$1.29
Net Income - Diluted	$0.28	$0.67	$0.76	$1.20

Average shares outstanding - basic	765,099	761,445	765,062	758,007
Average shares outstanding - diluted	827,754	812,398	826,613	812,811

The accompanying notes are an integral part of these consolidated financial statements.

 Mission Community Bancorp and Subsidiary

 Condensed Consolidated Statements of Changes in Shareholders' Equity

 (Unaudited - dollars in thousands)

						Accumulated
						Other
	Preferred	Common Stock		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2004	$1,084	630,166	$6,273		$1,170	$18	$8,545

Exercise of stock options		12,433	114				114

Comprehensive income:
Net income				$977	977		977
Net unrealized (loss) on available-for-sale securities, net of taxes of $(9)	—	—	—	(14)	—	(14)	(14)
Total comprehensive income				$963

Balance at September 30, 2004	$1,084	642,599	$6,387		$2,147	$4	$9,622

Balance at January 1, 2005	$1,084	642,599	$6,387		$2,571	$(15)	$10,027

Exercise of stock options		2,000	23				23

Comprehensive income:
Net income				$627	627		627
Net unrealized loss on available-for-sale securities, net of taxes of $(16)				(23)		(23)	(23)
Net unrealized loss on securities reclassified from held-to-maturity to available-for-sale, net of taxes of $(37)	—	—	—	(53)	—	(53)	(53)
Total comprehensive income				$551

Balance at September 30, 2005	$1,084	644,599	$6,410		$3,198	$(91)	$10,601

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Operating Activities
Net income	$627	$977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	146
Provision for loan losses	50	255
Provision for losses on unfunded loan commitments	5	40
Provision for securities losses	—	254
Loss on sale of securities	—	74
Gain on loan sales	(212)	(460)
Increase in cash surrender value of life insusance	(56)	(40)
Other, net	202	(183)
Net cash provided by operating activities	847	1,063
Investing Activities
Purchases of Federal Home Loan Bank and other stock	(96)	(466)
Net maturities of deposits in other banks	—	3,000
Purchase of available-for-sale securities	(3,240)	(5,498)
Purchase of held-to-maturity securities	—	(500)
Proceeds from maturities of available-for-sale securities	1,197	3,898
Proceeds from maturities of held-to-maturity securities	1,055	2,291
Proceeds from sales of available-for-sale securities	—	6,429
Proceeds from loan sales	2,711	4,819
Net increase in loans	(10,435)	(28,533)
Purchase of bank-owned life insurance	—	(2,000)
Purchases of premises and equipment	(1,123)	(180)
Net cash used in investing activities	(9,931)	(16,740)
Financing Activities
Net increase in demand deposits and savings accounts	202	8,238
Net increase in time deposits	549	7,404
Net increase in other borrowings	900	4,500
Proceeds from exercise of stock options	23	114
Net cash provided by financing activities	1,674	20,256
Net increase(decrease) in cash and cash equivalents	(7,410)	4,579
Cash and cash equivalents at beginning of year	12,972	8,293
Cash and cash equivalents at end of period	$5,562	$12,872

Supplemental disclosures of cash flow information:
Interest paid	$1,932	$1,138
Taxes paid	345	702
Reclassification of securities from held-to-maturity to available-for-sale	7,884	—

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2004, which was filed on March 31, 2005.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and nine-month periods ended September 30, 2005 and 2004 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	For the Three Months Ended		For the Nine Months Ended
(Unaudited - in thousands, except per-share data)	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income:
As Reported	$231	$546	$627	$977
Stock-based compensation using the intrinsic value method	—	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123, net of tax	(17)	(4)	(51)	(11)
Pro Forma	$214	$542	$576	$966

Basic Income Per Share:
As Reported	$0.30	$0.72	$0.82	$1.29
Pro Forma	0.28	0.71	0.75	1.27

Diluted Income Per Share:
As Reported	0.28	0.67	0.76	1.20
Pro Forma	0.26	0.67	0.70	1.19

Note 3 — Transfer of Securities from Held-to-Maturity to Available-for-Sale

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise.  This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security.  During 2004, management established a loss reserve for this security after concluding it was “other than temporarily impaired.”  As of March 31, 2005, the date of transfer, the gross book value of the security was $391,000 and the reserve was $250,000, for a net book value of $141,000.  The fair value on March 31, 2005, was $163,000, resulting in an unrealized gain of $22,000 on the date of transfer.

Due to a change in investment strategy in the third quarter of 2005, all remaining securities in the held-to-maturity category were reclassified to available-for-sale on September 30, 2005.  This change in investment strategy is intended to improve the Bank’s financial flexibility.  The amortized cost (book value) of those securities was $7,833,000 on the date of transfer, and the fair value was $7,721,000 on that date.

Note 4 — Operating Segments

The Company has only one reportable operating segment—commercial banking.  The commercial banking segment provides traditional banking services such as checking and savings accounts, time certificates of deposit and loans.

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

Income Summary

For the three months ended September 30, 2005, the Company earned $231 thousand, a decrease of $315 thousand, or 58%, as compared with the $546 thousand in net income for the same three-month period of 2004.  Return on average assets (annualized) was 0.65% for the third quarter of 2005, as compared with 1.63% for the third quarter of 2004.  Annualized return on average equity was 8.60% for the third quarter of 2005 as compared with 23.5% for the comparable 2004 period.

For the nine months ended September 30, 2005, the Company earned $627 thousand, a decrease of $350 thousand, or 36%, as compared with the $977 thousand in net income for the first nine months of 2004.  Return on average assets (annualized) was 0.61% for the first nine months of 2005, as compared with 1.03% for the first nine months of 2004.  Annualized return on average equity was 8.1% for the first nine months of 2005 as compared with 14.7% for the comparable 2004 period.

The earnings decline in 2005, both for the third quarter and nine-month periods, was primarily due to substantial decreases in non-interest income, primarily:

•                  Bank Enterprise Awards (down $776 thousand for the third quarter and $868 for the nine-month period) and

•                  SBA loan sale gains (down $127 thousand for the third quarter and $249 thousand for the year-to-date period).

No income from Bank Enterprise Awards has been recognized in 2005.  These unfavorable trends were partially offset by increased net interest income as a result of strong loan growth in the second half of 2004 and the rising interest rate environment over the past five quarters, and also by reductions in provisions for loan losses, securities losses and potential losses on unfunded loan commitments.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2005, net interest income was $1.636 million, an increase of $85 thousand, or 5% over the comparable period in 2004.  For the first nine months of 2005, net interest income was $4.689 million—a $454 thousand, or 11%, increase over the comparable 2004 period.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.04% for the three-month period ended September 30, 2005, a decrease of 5 basis points as compared to the same period in 2004.  The decrease in the net interest margin was principally attributable to a disproportionate increase in funding costs in the third quarter of 2005 as compared to the increased yields on earning assets.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2005 and 2004:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$109,419	$2,182	8.00%	$101,069	$1,791	7.13%
Investment securities	17,106	165	3.87%	17,099	152	3.58%
Federal funds sold and other interest income	3,770	39	4.18%	4,434	35	3.18%
Total interest-earning assets	130,295	$2,386	7.35%	122,602	$1,978	6.49%
Non-interest-earning assets:
Allowance for loan losses	(1,104)			(996)
Cash and due from banks	3,390			3,663
Premises and equipment	2,974			2,471
Other assets	5,457			5,198
Total assets	$141,012			$132,938

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$4,577	$16	1.38%	$3,438	$7	0.84%
Savings deposits	39,861	214	2.16%	43,732	131	1.20%
Certificates of deposit	46,178	354	3.08%	41,667	186	1.80%
Total interest-bearing deposits	90,616	584	2.59%	88,837	324	1.47%
Federal funds purchased	57	1	4.57%	1	—	2.57%
Federal Home Loan Bank advances	11,390	115	4.06%	8,163	68	3.36%
Subordinated debt	3,093	50	6.51%	3,093	35	4.54%
Total borrowed funds	14,540	166	4.59%	11,257	103	3.68%
Total interest-bearing liabilities	105,156	750	2.86%	100,094	427	1.72%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	24,239			22,332
Other liabilities	962			1,281
Total liabilities	130,357			123,707
Shareholders' equity	10,655			9,231
Total liabilities and shareholders’ equity	$141,012			$132,938
Net interest-rate spread			4.49%			4.77%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.55%			0.32%
Net interest income		$1,636	5.04%*		$1,551	5.09%*

* Net interest income as a % of earning assets

Net Interest Analysis

(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$106,147	$6,082	7.66%	$93,185	$4,808	6.89%
Investment securities	16,296	462	3.79%	17,316	457	3.53%
Federal funds sold and other interest income	5,326	136	3.42%	6,681	160	3.20%
Total interest-earning assets	127,769	$6,680	6.99%	117,182	$5,425	6.18%
Non-interest-earning assets:
Allowance for loan losses	(1,099)			(918)
Cash and due from banks	3,423			4,098
Premises and equipment	2,773			2,450
Other assets	5,654			4,363
Total assets	$138,520			$127,175

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$4,922	$41	1.10%	$2,925	$16	0.73%
Savings deposits	40,592	602	1.98%	42,551	379	1.19%
Certificates of deposit	46,914	942	2.68%	39,964	520	1.74%
Total interest-bearing deposits	92,428	1,585	2.29%	85,440	915	1.43%
Federal funds purchased	32	1	4.21%	8	—	1.59%
Federal Home Loan Bank advances	9,178	264	3.85%	6,985	178	3.41%
Subordinated debt	3,093	141	6.10%	3,093	97	4.18%
Total borrowed funds	12,303	406	4.42%	10,086	275	3.64%
Total interest-bearing liabilities	104,731	1,991	2.54%	95,526	1,190	1.66%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,403			21,527
Other liabilities	1,072			1,221
Total liabilities	128,206			118,274
Shareholders' equity	10,314			8,901
Total liabilities and shareholders’ equity	$138,520			$127,175
Net interest-rate spread			4.45%			4.52%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.46%			0.31%
Net interest income		$4,689	4.91%*		$4,235	4.83%*

* Net interest income as a % of earning assets

Shown in the following tables is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-and nine-month periods ended September 30, 2005 and 2004.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended September 30, 2005
	Compared to 2004
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$155	$236	$391
Investment securities	—	13	13
Federal funds sold	(6)	10	4
Total increase (decrease) in interest income	149	259	408

Interest-bearing liabilities:
Transaction accounts	3	6	9
Savings deposits	(13)	96	83
Certificates of deposit	22	146	168
Total interest-bearing deposits	12	248	260
Federal funds purchased	1	—	1
FHLB advances	31	16	47
Subordinated debt	—	15	15
Total borrowed funds	32	31	63
Total increase (decrease) in interest expense	44	279	323
Increase (decrease) in net interest income	$105	$(20)	$85

Rate / Volume Variance Analysis

(In thousands)

	Nine Months Ended September 30, 2005
	Compared to 2004
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$710	$564	$1,274
Investment securities	(28)	33	5
Federal funds sold	(34)	10	(24)
Total increase (decrease) in interest income	648	607	1,255

Interest-bearing liabilities:
Transaction accounts	14	11	25
Savings deposits	(18)	241	223
Certificates of deposit	102	320	422
Total interest-bearing deposits	98	572	670
Federal funds purchased	1	—	1
FHLB advances	61	25	86
Subordinated debt	—	44	44
Total borrowed funds	62	69	131
Total increase (decrease) in interest expense	160	641	801
Increase (decrease) in net interest income	$488	$(34)	$454

The tables reflect the significant impact of the higher balances of loans on net interest income, and the relatively minor overall impact of the increasing short-term interest rate environment which began in mid-2004.  Management expects to see continued increases in earning assets in 2005 with a continued focus on loans to small businesses.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will continue to rise throughout 2005 and early 2006, which is expected to have a minimal impact, either positive or negative, on the net interest margin.

Provision for Loan Losses

The Bank recorded a $50 thousand provision for loan losses for the nine months ended June 30, 2005 (an annualized rate of 0.06% of average loans outstanding), as compared with $255 thousand, or 0.37% of average loans (annualized), for the same period in 2004.  For the third quarter of 2005 the provision for loan losses was $50 thousand (0.18% of average loans), as compared with $125 thousand (0.49% of average loans) for the third quarter of 2004.  The Bank had net charge-offs of $2 thousand for the first nine months of 2005, compared to net recoveries of $1 thousand for the comparable 2004 period.  The ratio of allowance for loan losses to total loans was 1.03% at September 30, 2005, as compared to 1.03% a year ago and 1.06% as of December 31, 2004.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended September 30, 2005, non-interest income was $280 thousand, a decrease of $809 thousand, or 74%, from the same period in 2004.  For the first nine months of 2005, non-interest income decreased $969 thousand, or 54%, compared to the first nine months of 2004.

The following table shows the major components of non interest income:

 Non-Interest Income

 (In thousands)

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Service charges on deposit accounts	$76	$60	$16	27%	$207	$194	$13	7%
Gain on sale of loans	70	196	(126)	-64%	212	460	(248)	-54%
Loan servicing fees	84	62	22	35%	244	201	43	21%
Bank Enterprise Awards	—	776	(776)	-100%	—	868	(868)	-100%
Loss on sale of available-for-sale securities	—	(74)	74	nm	—	(74)	74	nm
Other income and fees	50	69	(19)	-28%	156	139	17	12%
Total non-interest income	$280	$1,089	$(809)	-74%	$819	$1,788	$(969)	-54%

nm=not meaningful

The majority of the service charge income relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future.

The Bank derives a material portion of its non interest income from the sale of SBA guaranteed loans.  This income tends to fluctuate from quarter to quarter depending on the volume of loans sold.  Due to a number of factors, including competition in the local market, SBA loans originated and sold have been at a reduced level in 2005.

Bank Enterprise Award income in 2004 represents $776 thousand of an award of $1.2 million received in the third quarter of 2004, as well as the three-year amortization of a portion of the $990,000 Bank Enterprise Award the Bank received from the U.S. Department of Treasury in July 2001 for the Bank’s deposit-related community development activities.  The $1.2 million award was in recognition of the Bank’s lending activity in economically distressed communities in the Bank’s market area.  During the second quarter of 2005 the Company received a $135 thousand technical assistance grant from the Community Development Financial Institutions Fund.  This grant is currently reflected in other liabilities in the consolidated balance sheet and will be recognized in non-interest income as qualifying expenses are incurred.  No such qualifying expenses had been incurred as of September 30, 2005.  While the Bank and Company will continue to seek awards and grants consistent with its community development activities, management does not expect to receive any additional awards in 2005, and no assurances can be given that the Bank or Company will receive any future awards or grants.

During the third quarter of 2004, in a restructuring of the investment securities portfolio, the Bank sold approximately $6.5 million of available-for-sale securities, resulting in a $74 thousand realized loss.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expenses decreased by $129 thousand or 8% for the three months ended September 30, 2005, as compared to the third quarter of 2004.  For the first nine months of 2005 non-interest expenses increased $281 thousand, or 7%, as compared to the first nine months of 2004.  The increases occurred in most major categories of non-interest expense, as shown in the following table:

Non-Interest Expense

(In thousands)

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change		September 30,		Change
	2005	2004	Amount	Percent	2005	2004	Amount	Percent
Salaries and employee benefits	$806	$687	$119	17%	$2,432	$1,979	$453	23%
Occupancy expenses	153	113	40	35%	442	329	113	34%
Furniture and equipment	70	38	32	84%	182	107	75	70%
Data processing	96	89	7	8%	287	274	13	5%
Professional fees	64	72	(8)	-11%	152	144	8	6%
Marketing and business development	46	292	(246)	-84%	146	372	(226)	-61%
Office supplies and expenses	59	60	(1)	-2%	195	169	26	15%
Insurance and regulatory assessments	24	19	5	26%	65	66	(1)	-2%
Loan and lease expenses	56	51	5	10%	160	125	35	28%
Provision for securities losses	—	100	(100)	-100%	—	254	(254)	-100%
Provision for unfunded loan commitments	5	40	(35)	-88%	5	40	(35)	-88%
Other	108	55	53	96%	366	292	74	25%
Total non-interest expense	$1,487	$1,616	$(129)	-8%	$4,432	$4,151	$281	7%

Salaries increased $114 thousand in the third quarter of 2005, as compared to the third quarter of 2004, due to increased staff and normal annual salary increases, accounting for nearly all of the $119 thousand third quarter increase in salaries and benefits.  For the nine-month periods, salaries increased $301 thousand, and accruals for incentive compensation, 401(k) matching and profit sharing increased $91 thousand.

In January 2005, the Bank opened a new Business Banking Center in San Luis Obispo at a lease expense of $6,000 per month, accounting for $54 thousand of the increased occupancy expense in the first nine months of 2005.  Also contributing to the increase in occupancy expense was an adjustment to market value of the lease for the Paso Robles branch office, resulting in a one-time rent payment of $23 thousand and a $3 thousand per month increase in future rents (beginning in June 2005).

On July 29, 2005 the Bank closed its branch office located in Nipomo, California.  The deposit and loan business of the Nipomo branch has been transferred to the Bank’s branch office in Arroyo Grande, California.  In conjunction with the branch consolidation, the Bank recognized $19 thousand in write-downs on abandoned leasehold improvements (included in other expense in the table above).

Included in marketing and business development for the third quarter of 2004 is a $250 thousand grant to the Company’s non-profit affiliate Mission Community Services Corporation (“MCSC”), to further MCSC’s mission of providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U.S. Small Business Administration’s programs and services.

During the second quarter of 2004, management established a $154 thousand loss reserve, through a charge to non-interest expense, for a security that had been in an unrealized loss position for more than twelve months.  This loss reserve was increased by $100 thousand in the third quarter of 2004.  The security was placed in nonaccrual status, with any interest payments received being credited to the reserve.  Additional information regarding this security is provided in the Investments section of this report.

Income Taxes

Income tax expense for the three months ended September 30, 2005, was $148 thousand, compared with $353 thousand for the same period in 2004.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the three months ended September 30, 2005 was 39.1%, compared with 39.3% for the same period in 2004.  For the first nine months of 2005, income tax expense totaled $399 thousand (38.9% effective tax rate), vs. $640 thousand (39.6% effective tax rate) for the first nine months of 2004.  The decrease in the effective tax rate in 2005 is principally attributable to non-taxable income from the increase in cash surrender value of bank-owned life insurance, which was purchased in March 2004.

Balance Sheet Analysis

At September 30, 2005, consolidated assets totaled $141.9 million, as compared with $139.2 million at December 31, 2004, and $135.0 million at the end of 2004’s third quarter.  This represents a $6.9 million, or 5.1%, growth rate since September of 2004.  Total loans have increased $7.7 million, or 7.4%, over that period.  Deposits have increased $1.7 million (1.5%) and shareholders’ equity has increased $1.0 million (10.2%) over that same period.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter*
	September 30, 2005		June 30, 2005		March 31, 2005		December 31, 2004		September 30, 2004
	$	%	$	%	$	%	$	%	$	%
Total Assets	$15	0.0%	$3,490	10.1%	$(840)	-2.4%	$4,252	12.5%	$5,078	15.5%
Earning Assets	645	2.0%	1,636	5.1%	(1,464)	-4.6%	5,495	17.5%	4,908	16.3%
Loans	3,463	12.7%	3,345	12.8%	1,106	4.3%	(261)	-1.0%	6,006	24.5%
Deposits	(5,278)	-17.6%	3,146	10.9%	2,883	10.4%	908	3.2%	2,779	10.1%
Borrowings	5,000	236.2%	—	0.0%	(4,100)	-133.0%	3,500	154.7%	1,500	79.6%
Shareholders' Equity	157	6.0%	206	8.1%	211	8.5%	405	16.7%	651	28.9%

*Percentages shown as annualized rates

In the last quarter of 2003, the Bank’s charter was changed from a National to State Fed-member bank, allowing the Bank to increase its legal lending limit from approximately $1.3 million to approximately $2.7 million per individual or entity for real estate secured loans.  The higher legal lending limit, coupled with strong loan demand in the Bank’s market area, resulted in substantial growth in loans throughout most of 2004, particularly for construction loans.  Loan demand was sluggish in the first half of 2005, but has picked up in the third quarter.  Increased loan payoffs in the third quarter, however, dampened the effect of the increased loan demand.

Asset Quality

Non-accrual loans totaled $96 thousand at September 30, 2005, as compared to $76 thousand at June 30, 2005, $206 thousand at December 31, 2004, and $213 thousand at September 30, 2004. Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of September 30, 2005 or 2004.

Management classifies loans as non-accrual when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Once a loan is classified as non-accrual, it may not be reclassified as an accruing loan until all principal and interest payments are brought current and the loan is considered to be collectible as to both principal and interest.

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2005 and 2004:

Non-Performing Assets

(in thousands)

	As of September 30,
	2005	2004
Loans in nonaccrual status	$96	$213
Loans past due 90 days or more and accruing	—	—
Restructured loans	—	—
Total nonperforming loans	96	213
Other real estate owned	—	—
Total nonperforming assets	$96	$213

Allowance for loan losses	$1,142	$1,068

Asset quality ratios:
Non-performing assets to total assets	0.07%	0.16%
Non-performing loans to total loans	0.09%	0.21%
Allowance for loan losses to total loans	1.03%	1.03%
Allowance for loan losses to total non-performing loans	1190%	501%

The $96 thousand of loans on non-accrual as of September 30, 2005, are supported by $51 thousand of SBA loan guarantees.

Potential Problem Loans

At September 30, 2005, the Bank had approximately $1.942 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $1.228 million increase from the $714 thousand of potential problem loans at December 31, 2004, due to the downgrade of one well-secured $1.6 million residential construction loan, partially offset by loans paid off in the first nine months of 2005.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of September 30, 2005, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2005 totaled $1.142 million, an increase of $74 thousand, or 6.9%, from September 30, 2004, and up $48 thousand, or 4.4%, as compared with December 31, 2004.  The ratio of ALLL to total loans at September 30, 2005, was 1.03%, a decrease of three basis points from December 31, 2004.  At September 30, 2005 and 2004, the ratio of ALLL to total non-performing loans was 1,190% and 501%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and nine-month periods ended September 30, 2005 and 2004:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$1,096	$941	$1,094	$812
Provision for loan losses	50	125	50	255
Loans charged off	(4)	—	(5)	(2)
Recoveries of previous charge-offs	—	2	3	3
Net recoveries (charge-offs)	(4)	2	(2)	1
Balance at end of period	$1,142	$1,068	$1,142	$1,068

Allowance for loan losses as a percentage of:
Period end loans	1.03%	1.03%	1.03%	1.03%
Non-performing loans	1190%	501%	1190%	501%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.01%	-0.01%	0.00%	0.00%
Provision for loan losses	0.18%	0.49%	0.06%	0.37%

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2005, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2005, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

Investments

Included in the Bank’s investment securities portfolio is a collateralized mortgage obligation (“CMO”) originally issued by a manufactured housing company on the East Coast.  The parent company of the issuer filed for bankruptcy in November 2002 and securities issued by the company have been downgraded to “D” by the Standard and Poor’s rating agency.  To date, the Bank has received all scheduled interest payments but none of the scheduled principal payments.

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss, and this calculation is reviewed monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of September 30, 2005, the book value of the security was $126 thousand ($369 thousand amortized cost less the loss reserve, which totals $243 thousand), and the fair value was approximately $153 thousand.

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

Due to a change in investment strategy intended to improve the Bank’s financial flexibility, all securities remaining in the held-to-maturity category were reclassified to available-for-sale on September 30, 2005.  Because of this action, the Bank will not be permitted to classify any securities as held-to-maturity for an indeterminate length of time.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher.  The portfolio consists of a mixture of fixed-rate US agency securities (41%), fixed-rate mortgage-backed securities (24%), floating-rate mortgage-backed securities (31%), and fixed-rate CMO’s (4%).  31% of the portfolio has floating rates while the remaining 69% is fixed rate.  The average life of the portfolio is projected to be 3.3 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $113.6 million as of September 30, 2005, as compared with $112.8 million at December 31, 2004, and $111.9 million at September 30, 2004.

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

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  Substantially all of these brokered deposits have been acquired through the Certificate of Deposit Account Registry Service (“CDARS”) network.  Management expects that brokered deposits will continue to be used in 2005 if locally-generated deposits are insufficient to fund loan growth.

In August 2005 the Bank launched a new suite of deposit products: the Mission Community Club program.  The Community Club provides new bank customers with free checking, higher-than-normal yields on savings accounts and certificates of deposit, and attractive interest rates on credit cards.  In exchange for the generation of new core deposit account balances, the Bank will support five local non-profit organizations with grants ranging from $5,000 to $25,000, depending on the success of the program.  These grants are expected to be made in 2006.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of September 30, 2005, borrowings from the FHLB totaled $13.4 million.  Of the $13.4 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2005, December 31, 2004, and September 30, 2004:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2005:
Total Capital (to Risk-Weighted Assets)	$14,258	11.22%	$12,704	10.0%	$10,163	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,061	10.28%	$7,623	6.0%	$5,082	4.0%
Tier 1 Capital (to Average Assets)	$13,061	9.30%	$7,020	5.0%	$5,616	4.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$13,461	11.54%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,317	10.56%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$12,317	9.05%	$6,802	5.0%	$5,442	4.0%

As of September 30, 2004:
Total Capital (to Risk-Weighted Assets)	$12,874	11.08%	$11,617	10.0%	$9,293	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$11,765	10.13%	$6,970	6.0%	$4,647	4.0%
Tier 1 Capital (to Average Assets)	$11,765	8.84%	$6,653	5.0%	$5,322	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2005 and 2006.  A capital plan is being developed by management and the board to address future capital needs.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity is slightly below targeted levels as measured by Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio (guideline is less than 95%) which was at 98% as of September 30, 2005, as compared with 93% at September 30, 2004.  The Bank considers current and potential FHLB borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

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

As of September 30, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	As of September 30,
	2005	2004
Commitments to Extend Credit	$38,969	$30,294
Standby Letters of Credit	161	113
	$39,130	$30,407

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank, including periodic filings with the Securities Exchange Commission, the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board (FRB) and the California Department of Financial Institutions (DFI).  Such periodic financial reports are prepared internally and reviewed by management prior to filing.  These financial reports are also reviewed for timely filing, completeness and accuracy, with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

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

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state chartered member bank, the Bank is examined by the FRB and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Office of the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  The Company and Bank completed a full Safety and Soundness examination by both the FRB and DFI (joint examination) on November 3, 2004, and received a satisfactory rating.  Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or

Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of September 30, 2005, the Bank is not operating under any formal or informal agreement with the FRB, DFI, nor is any such agreement pending or anticipated.

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

Beginning in 2007, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

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

Item 3.                                                           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2005.

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

(F)                     Included in the Company’s Form 8-K filed on October 21, 2003

(G)                    Amendment included in the Company’s Form 10-QSB filed on August 10, 2004

(H)                   Included in the Company’s Form 8-K filed on January 19, 2005

(I)                        Included in the Company’s Form 8-K filed on February 17, 2005

Reports on Form 8-K:

On August 1, 2005, the Company filed a Form 8-K reporting that Mission Community Bank closed its branch office in Nipomo, California, on July 29, 2005.

On September 2, 2005, the Company filed a Form 8-K reporting the purchase of a property in Paso Robles, California, on September 1, 2005.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson

ANITA M. ROBINSON

President and Chief Executive Officer

Dated:    November 14, 2005

By:	/s/ Ronald B. Pigeon

RONALD B. PIGEON

Executive Vice President and Chief Financial Officer

Dated:    November 14, 2005