Form 10KSB
period 2005-12-31
MISSION COMMUNITY BANCORP
filed 2006-03-30
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

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

Registrant’s revenue for this year ended December 31, 2005 was $10,239,589.

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity; as of March 27, 2006 such aggregate market value was $15,664,124.

As of March 27, 2006, the Registrant had 665,999 shares of Common Stock outstanding.

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

As of December 31, 2005, the Company had approximately $156 million in total assets and $11 million in shareholders’ equity.

On October 14, 2003, Bancorp formed Mission Community Capital Trust I in order to complete a trust preferred security transaction and raised approximately $3,000,000 in long-term borrowings that qualifies as regulatory capital. See Market for Common Equity and Related Shareholder Matters under Item 5 of Part II of this report.

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

With its status as a CDFI, Bancorp completed the private placement of $500,000 in preferred stock during December 2000 with the CDFI Fund. Bancorp also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund, which was funded in December 2002 in the form of preferred stock. This was matched with a combination of preferred and common shares through an investment of $500,000 from the National Community Investment Fund (“NCIF”). In 2004 the Bank received a $1,240,929 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2004 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  The Bank also received a similar award in 2001 of $990,000, but did not receive any grants or awards in 2003 or in 2005.  Bancorp received a $135,000 CDFI technical assistance grant in 2005, which will be recognized in income as qualifying expenses are incurred.

Mission Community Bank

The Bank opened on December 18, 1997, in San Luis Obispo, California, as a national bank chartered by the Comptroller of the Currency and opened additional offices in San Luis Obispo County in the city of Paso Robles in 1998, Arroyo Grande and Nipomo in 2002. In July of 2005, the Nipomo office was closed. The Bank is authorized to engage in the general commercial banking business, and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law. At December 31, 2005, the Bank had approximately $156.3 million in assets, $119.5 million in loans, $127.6 million in deposits, and $11.0 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank is also certified by the State of California Department of Insurance to accept deposits under the California Organized Investment Network (the “COIN”). The COIN program provides California tax credits and/or CRA credit to individuals, corporations, or partnerships that invest in below market rate deposits or specified term certificates of deposit.

On December 29, 2003, the California Department of Financial Institutions (the “DFI”) approved the Bank’s conversion application to be chartered in the State of California as a Federal Reserve Member Bank and effective on this date, the Bank returned its national charter from the Comptroller of the Currency. The change in charter was completed primarily to allow the Bank to benefit from the larger secured legal lending limit for banks chartered in California, specifically, increasing its legal lending limit from 15% to 25% for certain real estate secured loans. The Bank is now supervised by the Federal Reserve and the DFI. Other than the change in legal lending limit, no material changes have occurred or are anticipated to occur in the future from the charter change.

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

At December 31, 2005, MCDC had approximately $200,000 in net loans and $292,000 in shareholder’s equity, and provided loan accounting services for a very small pool of community development micro loans which were funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003 and the San Luis Obispo County Housing Trust Fund.

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

The areas in which the Bank has directed virtually all of its lending activities are commercial loans (including government-guaranteed loans), agricultural loans, construction loans, real estate loans, and consumer loans. As of December 31, 2005, these five categories accounted for approximately 12.6%, 0.1%, 25.0%, 60.2%, and 2.1% respectively, of the Bank’s gross loan portfolio. As of December 31, 2005, $101.8 million, or 85.2%, of the Bank’s loans consisted of interim construction and real estate loans, for single family residences or for commercial development. This represents an increase in construction and real estate loans from the prior year’s combined 82.1%. See Loan Concentrations in Managements’ Discussion and Analysis under Item 6 of Part II of this report.

As of December 31, 2005, the Bank had 4,106 deposit accounts, including 2,400 demand accounts totaling $32.0 million; 1,185 savings accounts with balances totaling $35.2 million; and 521 time certificates of deposit totaling $60.3 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold, gain on sale of loans, service charges on deposit accounts, and other charges and fees. For the year ended December 31, 2005, these sources comprised 84.2%, 7.9%, 3.4%, 2.5%,and  2.0%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo County and northern Santa Barbara County, which lie centrally within the State of California along the Pacific Ocean. Secondary market areas include cities and unincorporated areas in the neighboring counties, including Kern, Kings, and Fresno.

The Bank operates out of three full service offices (in the cities of San Luis Obispo, Paso Robles and Arroyo Grande) plus a loan production office and an administrative facility, which are both located in the city of San Luis Obispo. The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties. Physical expansion into the neighboring counties would most likely come from acquisitions or in the form of loan production offices although there are no immediate plans for acquisitions or loan production offices.

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

In 2004 and 2005, the Bank extended its use of Internet technology as a distribution tool to improve its customer service by use of Internet Banking, including bill pay, and ACH origination. While the Bank continues to focus on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates. Management expects that brokered deposits will be used from time to time in the future as an alternative source of funding loan growth.

Status of and Publicly Announced New Products or Services

There has been no significant change in the types of services offered by the Bank since its inception. The Company has no present plans to enter any material new line of business that would require the investment of a material amount of total assets.

The Bank has participated in a 3-year project (2002-2005) sponsored by NCIF to explore and develop a profitable range of retail financial products and services to low income and unbanked customers (“low income customers”). NCIF is underwriting a majority of the costs associated with this project. The project seeks to develop replicable and profitable business models for both particular products and services targeted at low income customers, and coordinated suites of products that meet a range of needs. Product and service specifications, target market, cross selling and profitability data is being tracked over a two- to three-year time horizon with the goal to develop suites of products that meet household financial and asset building needs while being profitable for financial institutions. Expected products include First Accounts, Individual Development Accounts, and access to debit cards and other electronic services. The Bank expects to increase its focus on profitable financial services for the un- and under-banked customers in its market area, but does not expect these services will be a material percentage of its deposit activities.

The Company applied to the CDFI in 2004 for a technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its market area, and received a grant of $134,935 in 2005. This grant was not recognized in income in 2005 as no qualifying expenses have been incurred to date.

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

No Dependence on One or a Few Major Customers

The Bank is limited in the size of loans it can make to any one individual borrower (in the aggregate), and it has approximately 700 loan customers. As of December 31, 2005, the Bank’s legal lending limits to a single borrower, and such borrower’s related parties, on a secured basis (first trust deed) were approximately $3.4 million and $2.0 million for unsecured loans, based on regulatory capital plus reserves of approximately $13.4 million.

A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank. The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances, with a total of 173 depositors holding $35.2 million in time deposits of $100,000 or more as of December 31, 2005. Included in those totals are nine customers with deposits of $1 million or more totaling $24.7 million. These deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.

The Bank’s business does not appear to be seasonal.

Patents, trademarks, licenses, franchises, concessions, royalties, etc.

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

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. For example, the Bank’s ability to originate and sell SBA loans would be severely impacted if federal appropriations for the SBA lending program were curtailed or eliminated.

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

The following table presents the amounts of regulatory capital and the capital ratios for the Bank compared to its minimum regulatory capital requirements as of December 31, 2005:

	Bank Actual	Well- Capitalized Requirements	Minimum Capital Requirements
Total Risk-Based Capital Ratio	10.7%	10.0%	8.0%
Tier 1 Risk-Based Capital Ratio	9.8%	6.0%	4.0%
Leverage Ratio	9.2%	5.0%	4.0%

Under applicable regulatory guidelines, the Bank was considered “Well Capitalized” at December 31, 2005.

Under existing regulations of the Federal Reserve Board, the consolidated capital ratios of bank holding companies with total assets of less than $150 million are deemed to be the same as those of the Bank. As of December 31, 2005, the Company would be subject to similar regulatory capital requirements as the Bank because its consolidated assets first exceeded $150 million on December 31, 2005. However, the Company has been notified by the FRB that by March 31, 2006, the FRB expects to revise, from $150 million to $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. Further, the FRB has notified the Company that it is not subject to those additional requirements in the interim period from December 31, 2005, to March 31, 2006.

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

California Corporate Disclosure Act

The California Corporate Disclosure Act, effective January 1, 2003, amended the Corporations Code by requiring additional public disclosures by “publicly traded companies,” including domestic and foreign corporations, qualified to transact intrastate business in California. The purpose of the new required disclosures is to help combat fraud and protect investors. “Publicly traded company” means a company with securities listed or admitted to trading on a national or foreign exchange, or which is the subject of two-way quotations that are regularly published. Such companies must file with the Secretary of State a statement, in the form prescribed, including the following additional information:

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

On September 21, 2005, the SEC extended the compliance dates for non-accelerated filers, such as Bancorp, regarding rules pursuant to Section 404 of the Sarbanes-Oxley Act. The rules relate to requirements that companies include in annual reports a report by management on the company’s internal control over financial reporting and an accompanying auditor’s report. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis (non-accelerated filer), must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2007. This is a one-year extension from the previously established July 15, 2006, compliance date for non-accelerated filers. The SEC also has extended the compliance date for non-accelerated filers relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements.

Budget Reconciliation Act

On February 8, 2006, President Bush signed into law the Budget Reconciliation Act ("BRA") that is intended to reduce federal spending by $40 billion over five years.  The BRA included provisions that reforms deposit insurance, including giving the FDIC broad authority to charge premiums, raises the deposit insurance limit for retirement accounts to $250,000, and beginning in 2011, allows the FDIC to index the general $100,000 coverage limit every five years to keep pace with inflation.

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

Employees

As of March 1, 2006 the Bank had a total of 50 employees. The management of the Bank believes that its employee relations are satisfactory. Neither Bancorp nor MCDC have salaried employees; Bancorp’s officers all hold similar positions at the Bank. The Bank, under inter-company arrangements, may charge Bancorp and/or MCDC for management, staff, and services; however, the time and services are not material at this time.

Certain Business Risk

In addition to the other information contained in this Report, the following risks may affect the Company. If any of these risks occur, the Company’s business, financial condition or operating results could be adversely affected.

Dependence on Real Estate

A significant portion of the loan portfolio of the Bank is dependent on real estate. At December 31, 2005, real estate served as the principal source of collateral with respect to approximately 85 percent of the Bank’s loan portfolio. A decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing loans and the value of real estate owned by the Bank, as well as the Company’s financial condition and results of operations in general, and the market value of the Company’s common stock. Acts of nature, including earthquakes and floods, which may cause uninsured damage and other loss of value to real estate that secures these loans, may also negatively impact the Company’s financial condition. See Loan Concentrations in Managements’ Discussion and Analysis under Item 6 of Part II of this report.

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

Item 2. Description of Property

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s main office is located. For its administration offices, the Bank has been leasing approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of approximately $5,400 per month. The lease expires on June 30, 2006, with an option to renew for one five-year period. The administration office is located next to the Bank’s main office.

The Bank also leases a branch office at 1226 Park Street, Paso Robles, California, at a cost of $5,125 per month. The lease expires on July 31, 2008 and provides for one five-year option.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,324 per month, plus common area operating expenses. The lease expires in September 2010 and provides for one five-year option period.

The Bank’s Business Banking Center at 3440 and 3480 S. Higuera Street, San Luis Obispo, is leased for a five-year period expiring in 2009 at a cost of $6,240 per month. One five-year option period is provided in the lease.

During 2005 the Bank closed its branch office in Nipomo, California, which had been leased. Although the lease had nearly two years left at the time the office was closed, the Bank was able to negotiate a buyout of the lease in exchange for five months’ rent, which is included in occupancy expense for 2005.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank plans to build a branch office. This property will assist in the facilitation of that development.  No agreement to build has been entered into to date.

For the years ended December 31, 2005 and 2004, the Bank’s total occupancy costs were approximately $569,000 and $442,000, respectively. In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises. Note D to the Consolidated Financial Statements contains additional information about properties.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Common Equity and Related Shareholder Matters

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.”  The Company’s Common Stock is not listed on any exchange or market. However, the Seidler Companies, Monroe Securities, Wedbush Morgan Securities, UBS Capital Markets, Hill Thompson Magid & Co, and Hoefer & Arnett make a market in the Company’s Common Stock. Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2004	1st Quarter	$16.10	$20.00
	2nd Quarter	17.60	20.00
	3rd Quarter	17.55	18.30
	4th Quarter	18.35	23.00
2005	1st Quarter	20.55	24.75
	2nd Quarter	22.00	24.00
	3rd Quarter	22.50	26.00
	4th Quarter	24.00	27.00

Holders

As of March 1, 2006, there were 335 holders of record of Bancorp’s Common Stock.

Dividends

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1.25 times its current liabilities. The Company was eligible to pay dividends at the end of 2004 and 2005.

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

Under these provisions and considering minimum regulatory capital requirements, the Bank was eligible to pay dividends in 2004 and 2005.

The Company paid a $0.10 per share cash dividend on December 23, 2002 on its Common Stock, $0.05 per share on its 100,000 shares of Series A Preferred Stock outstanding, and $0.10 per share on its 20,500 shares of Series B Preferred Stock outstanding, comprising a distribution in the aggregate amount of approximately $70,068.

On December 22, 2003, the Company paid a $0.10 per share cash dividend on its Common Stock, $0.05 per share on its 100,000 shares of Series A Preferred Stock, and $0.10 per share on its Series B and C Preferred Stock. The total amount paid was $75,067.

On November 22, 2004, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 6, 2004. The dividend was paid on December 20, 2004. Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $91,572.

On November 28, 2005, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 9, 2005. The dividend was paid on December 19, 2005. Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $93,144.

The Bank paid a dividend to Bancorp in the amount of $70,068 in December 2002. In December 2005 the Bank paid a $90,085 dividend to Bancorp. No dividend was paid from the Bank to Bancorp in 2003 or 2004.

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

Equity Compensation Plans

The following table shows, as of December 31, 2005, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plan, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	143,233	$12.20	7,134

Equity compensation plans not approved by security holders	—	—	—

Total	143,233	$12.20	7,134

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

Item 6. Management’s Discussion and Analysis

Executive Summary

At December 31, 2005, the Company had total consolidated assets of $156.3 million, a 12% increase from December 31, 2004. Total net loans increased 16%, to $118.3 million, over that same period. Deposits increased 13%, to $127.6 million and shareholders’ equity increased 10%, to $11.0 million, over the past year.

The Company’s net income was $957 thousand, or $1.15 per diluted share, for the year ended December 31, 2005. This compares with $1.49 million, or $1.84 per diluted share, in 2004.

The Company’s results for 2004 included $1.333 million ($784 thousand after taxes) in grants received from the Bank Enterprise Award (“BEA”) program sponsored by the U.S. Treasury Department, Community Development Financial Institutions Fund. This award was received in recognition of the increased levels of financial services the Bank has provided to economically distressed communities. Negatively impacting earnings for 2004 was a $254 thousand ($149 thousand after taxes) provision for losses on one of the Bank’s investment securities.

Excluding these unusual transactions from the 2004 results, net income for 2005 would have been $100 thousand higher than 2004 net income (as adjusted) and diluted earnings per share would have increased by $0.10 over 2004’s diluted (adjusted) earnings per share of $1.05.

The net interest margin for 2005 was 5.02%, up 24 basis points from 2004. The Bank is asset sensitive (see the Asset and Liability Management section of this discussion) and has benefited from the steady increase in short-term interest rates over the past year and a half. Most economists expect short-term interest rates to continue to rise during the first half of 2006, which would suggest that further improvement in the interest margin would be likely in 2006. However, in recent months the Bank has also experienced increasing pressure on the margin due to competition for deposits in the local market. Overall, the Bank expects to maintain its interest margin at approximately 5%, but does not expect to benefit significantly from increasing rates in 2006.

Due to a number of factors, including competition in the local market, SBA loans originated and sold were significantly lower in 2005 as compared to 2004. Gains on loan sales declined 50% in 2005, from $685 thousand in 2004 to $344 thousand.

Credit quality remained high in 2005, with non-performing loans decreasing by $130 thousand, or 63%, from year-end 2004, and $28 thousand of net charge-offs (0.03% of average loans) for the year.

In 2006, management expects to continue to pursue the benefits related to CDFI products and services, although there can be no assurance that any future BEA grants or awards will be received. In addition, appropriate opportunities for expansion will be developed as they arise.

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

Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the two years ended December 31, 2005 and 2004. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,
In thousands, except share and per share data	2005	2004
Interest income	$9,435	$7,425
Interest expense	2,879	1,708
Net interest income	6,556	5,717
Provision for loan losses	75	280
Non-interest income	805	2,567
Non-interest expense	5,714	5,494
Income before income taxes	1,572	2,510
Income taxes	615	1,018
Net income	$957	$1,492

Balance Sheet Data at End of Year
Assets	$156,288	$139,249
Earning assets	145,290	131,164
Total loans	119,475	103,376
Deposits	127,588	112,836
Total shareholders’ equity	10,981	10,027
Preferred equity	1,084	1,084
Common equity	9,897	8,943
Number of common shares outstanding	659,799	642,599
Average Balance Sheet Data
Assets	$140,344	$129,022
Earning assets	130,695	118,814
Loans	108,289	95,205
Deposits	115,016	108,644
Shareholders’ equity	10,451	9,240
Per Share Data
Basic earnings per share	$1.25	$1.97
Diluted earnings per share	1.15	1.84
Average number of shares outstanding - basic	767,117	759,250
Average number of shares outstanding - diluted	828,576	812,979
Book value per common share	$15.00	$13.92
Cash dividends declared	0.12	0.12
Performance Ratios
Return on average assets	0.68%	1.16%
Return on average shareholders’ equity	9.16%	16.15%
Average equity to average assets	7.45%	7.16%
Efficiency ratio	77.63%	65.76%
Leverage ratio	9.76%	9.62%
Net interest margin	5.02%	4.81%
Non-interest revenue to total revenue	10.94%	30.99%
Asset Quality
Non-performing assets	$76	$206
Allowance for loan losses	1,141	1,094
Net charge-offs (recoveries)	28	(2)
Non-performing assets to total assets	0.05%	0.15%
Allowance for loan losses to loans	0.96%	1.06%
Net charge-offs to average loans	0.03%	0.00%

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2005 and 2004. This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

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

MCDC provides financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others. MCDC currently provides loan servicing for the San Luis Obispo County Economic Vitality Corporation and has one small community development loan outstanding. MCDC also services the San Simeon Earthquake Recovery Loan Fund (the “Fund”), a loan pool funded by the Bank and other local banks. This Fund is structured to provide low cost financing to individuals and businesses in San Luis Obispo and northern Santa Barbara counties which experienced severe damage in the December 22, 2003, San Simeon Earthquake. As of December 31, 2005, the Fund had $90,000 in loans outstanding and $317,000 available to lend. It is unlikely that the remainder of the Fund will be used; no loans have been funded since October 2004.  In addition, MCDC services loans for the San Luis Obispo County Housing Trust Fund.

MCSC provides technical services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs, and provides technical assistance to applicants for the Fund. As of December 31, 2005, the Bank has had limited direct benefit from its association with MCSC. However, MCSC has received grants and loan funds and has developed a strategic plan to achieve its objectives.

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

Net Interest Analysis

(dollars in thousands)

	For the Years Ended
	December 31, 2005			December 31, 2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$108,289	$8,625	7.96%	$95,205	$6,685	7.02%
Investment securities	16,278	625	3.84%	16,549	577	3.49%
Federal funds sold	4,429	137	3.09%	5,043	71	1.41%
Interest-bearing deposits in other banks and other interest income	1,699	48	2.83%	2,835	92	3.25%
Total interest-earning assets / interest income	130,695	9,435	7.22%	119,632	7,425	6.21%
Non-interest-earning assets:
Allowance for loan losses	(1,109)			(960)
Cash and due from banks	3,321			3,942
Premises and equipment	2,921			2,451
Other assets	4,516			3,957
Total assets	$140,344			$129,022
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$4,851	57	1.18%	$3,657	25	0.68%
Savings deposits	39,771	816	2.05%	42,162	527	1.25%
Certificates of deposit	47,001	1,365	2.90%	41,101	745	1.81%
Total interest-bearing deposits	91,623	2,238	2.44%	86,920	1,297	1.49%
Federal funds purchased	65	3	4.76%	5	0	1.84%
Federal Home Loan Bank advances	10,615	422	3.98%	7,390	258	3.49%
Subordinated debt	3,093	216	6.98%	3,093	153	4.94%
Total borrowed funds	13,773	641	4.65%	10,488	411	3.92%
Total interest-bearing liabilities / interest expense	105,396	2,879	2.73%	97,408	1,708	1.75%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,393			21,724
Other liabilities	1,104			650
Total liabilities	129,893			119,782
Stockholders’ equity	10,451			9,240
Total liabilities and stockholders’ equity	$140,344			$129,022
Net interest-rate spread			4.49%			4.46%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.53%			0.32%
Net interest income / margin on interest-earning assets		$6,556	5.02%		$5,717	4.78%

Nonaccrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded. Tax exempt income was not material for 2005 or 2004.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume. Average interest-earning assets grew by $11.1 million in 2005 over 2004, primarily driven by loan volume—the most profitable component of interest-earning assets. Interest-bearing liabilities increased $8.0 million over the past year. Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate. The average yield on interest-earning assets increased by 101 basis points (1.01%) in 2005, while the average rate paid on interest-bearing liabilities increased by 98 basis points.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis

(dollars in thousands)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Compared to 2004			Compared to 2003
	Increase (Decrease)			Increase (Decrease)
	in interest income and expense			in interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$981	$959	$1,940	$2,020	$(52)	$1,968
Investment securities	(10)	58	48	6	(22)	(16)
Federal funds sold	(10)	76	66	(44)	25	(19)
Interest-bearing deposits in banks	(33)	(11)	(44)	(29)	(23)	(52)
Total increase (decrease) in interest income	928	1,082	2,010	1,953	(72)	1,881

Interest-bearing liabilities:
Transaction accounts	10	22	32	5	10	15
Savings deposits	(31)	320	289	72	(26)	46
Certificates of deposit	119	501	620	133	(86)	47
Total interest-bearing deposits	98	843	941	210	(102)	108
Federal funds purchased	3	—	3	—	—	—
FHLB advances	124	40	164	192	16	208
Other borrowings	—	63	63	106	—	106
Total borrowed funds	127	103	230	298	16	314
Total increase (decrease) in interest expense	225	946	1,171	508	(86)	422
Increase (decrease) in net interest income	$703	$136	$839	$1,445	$14	$1,459

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses

The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination of the appropriate level for the allowance is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio. The provision for loan losses is charged to earnings and totaled $75,000 for 2005, as compared to $280,000 for 2004.

See Lending Activities and Asset Quality below for additional information on the provision and the allowance for loan losses.

Non-interest Income

Non-interest income decreased $1.758 million in 2005 as compared to 2004, primarily due to a $1.241 million BEA award received in the second half of 2004, and no similar awards received in 2005. The 2004 award was made in recognition of the Bank’s increased level of lending activity in economically distressed communities in the Bank’s market area.  Because this award was based on past lending activity, the entire award was recognized in non-interest income in 2004.

In mid-2001, the Bank received a $990,000 cash award from the Bank Enterprise Award (BEA) Program thru the CDFI.

The Bank was awarded this cash payment for investing $3 million in deposits in 2001 to 14 other certified Community Development Financial Institutions. The deposits were for 3 years and were made at below market rates to assist the other CDFI’s to increase their financing activities. The Bank recognized this award over the period from 2001 through 2004, with the final $91,000 being taken into income in the first six months of 2004.

In 2005 the Company received a $135,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its market area. This grant is currently reflected in other liabilities in the consolidated balance sheet and will be recognized in non-interest income as qualifying expenses are incurred. No such qualifying expenses had been incurred as of December 31, 2005. No assurance can be given that the Company will receive any future BEA grants or awards.

The Bank derives a material portion of its non-interest income from the sale of SBA guaranteed loans. Gain on Sale of SBA loans decreased by $321,000 in 2005 as compared to 2004. Due to a number of factors, including competition in the local market, SBA loans originated and sold were at a reduced level in 2005.

Non-interest Expense

Non-interest expense increased in 2005 by $220 thousand, or 4%.

Non-interest expenses that had material changes from 2004 to 2005 were:

•                  Salary and benefits increased by $411 thousand, or 15%, due to a 13% increase in the average number of full-time-equivalent employees, normal salary increases during the year and increased employee benefit costs, particularly health care and workers’ compensation premiums.

•                  Occupancy expenses increased by $127 thousand, or 29%. In January 2005, the Bank opened a new Business Banking Center in San Luis Obispo at a rental cost of $6,000 per month, accounting for approximately $72 thousand of the increased occupancy expense in 2005. Also contributing to the increase in occupancy expense was an adjustment to market value of the lease for the Paso Robles branch office, resulting in $44 thousand in additional rental payments in 2005.

•                  Furniture and equipment expense increased by $103 thousand, or 69%, due primarily to depreciation on computer hardware and software (up $51 thousand for the year) and on furniture and other equipment (an increase of $30 thousand from 2004 to 2005).

•                  Marketing and business development decreased by $127 thousand, or 32%. Included in marketing and business development for 2004 is a $250,000 grant to the non-profit affiliate MCSC, to further MCSC’s mission of providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U. S. Small Business Administration’s programs and services. In 2005 the Company recognized a $75,000 contribution to MCSC related to its guarantee of MCSC’s borrowings (see Note L to the consolidated financial statements).

•                  The Bank recognized in 2005 $45 thousand of direct costs related to the closing of the Nipomo office. These costs included $30 thousand in losses on fixed assets abandoned or sold, $13 thousand in lease exit costs and $2 thousand in moving and storage costs.

•                  2004’s results included a $254 thousand provision for losses on an impaired investment security. No additional provision was required for this security in 2005. See Note B to the consolidated financial statements for additional information regarding investment securities.

Income Taxes

The Company’s combined federal and state effective income tax rate was 39.1% in 2005 and 40.6% in 2004. The decrease in the effective rate from 2004 to 2005 was primarily due to increased tax-free income from bank-owned life insurance contracts. See Note H to the consolidated financial statements for more information on income taxes.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded. The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit. Short-term investments, primarily federal funds sold and federal funds lines of credit provided by our correspondent banks, are the primary means for providing immediate liquidity. The Bank had $8.0 million in federal funds sold on December 31, 2005, and $10.4 million on December 31, 2004.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate liquidity ratio. The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits. As of December 31, 2005 and 2004, the Bank’s liquidity ratios were 14.6% and 17.9%, respectively.

While the Bank primarily uses federal funds sold as the immediate measure of cash liquidity, it also has established short-term borrowing lines (federal funds purchased) for a total of $6.5 million from its correspondent banks. These lines are for short-term needs and are generally not used.

As of December 31, 2005, the Bank had outstanding borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”) of $13.4 million. Of the $13.4 million, $3 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013. Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009. Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit. The Bank has the potential (on a secured basis) to borrow up to 20 percent of its total assets or an additional $18.3 million from the FHLB. The Bank anticipates utilizing FHLB borrowings in 2006 when needed as part of its normal liquidity management to fund asset growth on a cost-effective basis, and has more than adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2005:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$4,500	$3,400	$2,000	$3,500	$13,400
Junior subordinated debentures	—	—	—	3,093	3,093
Operating leases	210	330	117	—	657
Capital leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	75	—	—	75
Total contractual obligations	$4,710	$3,805	$2,117	$6,593	$17,225

While core, local deposits remain the primary source of deposits, the Bank continues to seek alternate sources for competitive rate deposits. The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity. As of December 31, 2005, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $261,000 in unrestricted cash. See Note Q to the consolidated financial statements for additional financial information regarding Bancorp.

Substantially all of Bancorp’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to Bancorp. See Note O to the consolidated financial statements for additional information regarding regulatory dividend and capital restrictions. Management believes that such restrictions will not have an impact on the ability of Bancorp to meet its ongoing cash obligations.

Investment Activities

Banks purchase and own investment securities for yield, to provide liquidity and to balance the overall interest-rate sensitivity of its assets and liabilities. The Bank does not maintain a trading account.

Investment policies and limits have been established by the board of directors. Investments can include federally insured certificates of deposit, U.S. Treasury obligations and U.S. Government agency-backed securities, BBB-rated municipal bonds, AAA-rated mortgage-backed and asset-backed securities, and A-rated corporate securities. Guidelines have been established for diversification of the portfolio among these investment categories and per-transaction limits as well. The Bank’s chief financial officer reports investment activity to the Board on a monthly basis and quarterly to the Investment Committee.

Investment goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks. In accordance with this policy, management actively manages its investment portfolio between available for sale and held to maturity investments, the composition of which has shifted over time. Due to a change in investment strategy in 2005, all securities in the held-to-maturity category were reclassified to available-for-sale. This change in investment strategy is intended to improve the Bank’s financial flexibility.

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition

	December 31, 2005			December 31, 2004
		Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$—	$—		$—	$—
One to five years	4,499	4,377	3.63%	4,000	3,959	3.24%
Five to ten years	1,500	1,480	4.32%	1,500	1,500	4.15%
After 10 years	999	951	4.31%	1,498	1,460	4.21%
Total U.S. Government agencies	6,998	6,808	3.87%	6,998	6,919	3.64%
Mortgage-backed and asset-backed securities:
Within one year	—	—		—	—
One to five years	962	934	3.72%	1,272	1,265	3.59%
Five to ten years	426	419	4.70%	576	582	4.65%
After 10 years	7,756	7,655	4.20%	6,950	6,966	3.76%
Total mortgage-backed and asset-backed securities	9,144	9,008	4.17%	8,798	8,813	3.80%
Total investment securities	$16,142	$15,816	4.04%	$15,796	$15,732	3.73%

The nonaccrual security is included in the amortized cost and market value of securities. Yields reflect no interest income on the nonaccrual security. No tax equivalent adjustment has been made to the weighted average yields in the above table because the Bank did not have any tax-exempt investments and the end of 2004 or 2005.

During 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve. As of December 31, 2005, the gross book value of the security was $353,464 and the reserve was $237,500, for a net book value of $115,964.

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

The table below sets forth the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2005. For purposes of the table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms.

Interest Sensitivity Gap

December 31, 2005

	Sensitive to Rate Changes Within
	3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$85,347	$17,343	$16,343	$914	$(472)	$119,475
Investment securities	554	2,736	10,913	1,939	(326)	15,816
Other earning assets	9,524	2,360	250		—	12,134
Non-interest-earning assets	—	—	—	—	8,863	8,863
Total assets	95,425	22,439	27,506	2,853	8,065	156,288

Interest-Bearing Liabilities:
Interest-bearing deposits	68,837	29,127	1,654	—	—	99,618
Borrowed funds	—	4,500	5,400	3,500	—	13,400
Junior subrdinated debentures	3,093	—	—	—	—	3,093
Non-interest-bearing liabilities and equity	—	—	—	—	40,177	40,177
Total liabilities and equity	71,930	33,627	7,054	3,500	40,177	156,288

Interest rate sensitivity gap	$23,495	$(11,188)	$20,452	$(647)	$(32,112)	$—

Cumulative interest rate sensitivity gap	$23,495	$12,307	$32,759	$32,112	$—

Cumulative gap to total earning assets	15%	8%	21%	21%

Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities. A positive cumulative gap, as shown in the table, means that over the periods indicated our assets will reprice faster than our liabilities. During the first year $118 million of the interest earning assets are expected to reprice, compared with $106 million of interest bearing liabilities—a slightly asset-sensitive structure. However, during the first three months $95 million of interest earning assets will reprice, but only $72 million of interest-bearing liabilities—a higher degree of asset sensitivity in the first few months of a period of rate changes. In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to increase, and in a declining interest rate environment net interest income would be expected to decrease.

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

Based on current economic forecasts, the Bank anticipates that interest rates will continue to rise in the first half of 2006, which would suggest that improvement in the interest margin would be likely in 2006. However, in recent months the Bank has also experienced increasing pressure on the net interest margin due to competition for deposits in the local market. Overall, the Bank expects to maintain its net interest margin at approximately 5%, but does not expect to benefit significantly from increasing rates in 2006.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

Loan Portfolio Composition
(Dollars in thousands)

	As of December 31,
	2005		2004
Type of Loan	Amount	Percentage	Amount	Percentage
Commercial	$15,005	12.56%	$16,178	15.65%
Agricultural	152	0.13%	774	0.75%
Real estate	71,878	60.16%	60,445	58.47%
Construction	29,921	25.04%	24,394	23.60%
Consumer	2,519	2.11%	1,585	1.53%
Total loans	$119,475	100.00%	$103,376	100.00%

Off-balance-sheet commitments:
Undisbursed loan commitments	$37,379		$29,793
Standby letters of credit	203		123

The following table sets forth as of December 31, 2005, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans

(Dollars in thousands)

					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial	$10,530	$3,600	$875	$15,005	$4,475	$—
Agricultural	152	—	—	152	—	—
Real estate	24,632	17,251	29,995	71,878	32,286	14,960
Construction	28,596	850	475	29,921	708	617
Consumer Loans	509	648	1,362	2,519	2,010	—
Total Loans	$64,419	$22,349	$32,707	$119,475	$39,479	$15,577

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

The Bank is active in construction lending for interim loans to finance the construction of commercial and single family residential property. Construction loans totaled $29.9 million as of December 31, 2005, a $5.5 million increase from a year earlier. These loans are typically extended for terms of no more than 12 to 18 months. Generally, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for the particular type of building.

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

The Bank makes SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans. At December 31, 2005 and 2004, the Bank serviced approximately $32.2 million and $33.0 million, respectively, in SBA loans.

Asset Quality

The risk of nonpayment of loans is inherent in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, all loans exceeding lending officers’ individual lending limits are reviewed and approved by a Management Loan Committee. Loans exceeding the Management Loan Committee’s authorization are reviewed and approved by the Loan Committee of the board of directors. The Board Loan Committee is comprised of outside directors and the Bank’s chief executive officer.

Loan grades are assigned based on a risk assessment of each loan. Loans with minimum risk are graded as “pass,” with other classifications of “special mention,” “substandard,” “doubtful” and “loss,” depending on credit quality. Loans graded “substandard” or “doubtful” are considered “classified” loans, and loans graded “loss” are charged off. As these loans are identified in our review process, they are added to the internal watch list and a loss allowance is established for them of at least the following amounts:  special mention – 5%, substandard – 15%, doubtful – 50%, and loss – 100%. These amounts are reduced only if circumstances for a particular loan are such that the Bank is clearly insulated from loss. The Bank engages an outside firm to perform, at least quarterly, a review of the loan portfolio, and to test the adequacy of the allowance for loan losses. In addition, loans are examined periodically by the Bank’s federal and state regulators.

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets
(Dollars in thousands)

	As of December 31,
	2005	2004
Loans on nonaccrual status	$76	$206
Loans past due 90 days or more and accruing	—	—
Restructured loans	—	—
Total nonperforming loans	76	206
Other real estate owned	—	—
Total nonperforming assets	$76	$206

Allowance for loan losses	$1,141	$1,094

Asset quality ratios:
Non-performing assets to total assets	0.05%	0.15%
Non-performing loans to total loans	0.06%	0.20%
Allowance for loan losses to total loans	0.96%	1.06%
Allowance for loan losses to total non-performing loans	1501%	531%

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

Once placed in nonaccrual status, a loan is not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt, at which time a further review of the loan is conducted.

As of December 31,2005, 89% of the nonaccrual loans were SBA loans, with $58,000 of the total guaranteed by the SBA. At December 31, 2004, 93% of the Bank’s nonaccrual loans were SBA loans, and $159,000 of the total was guaranteed by the SBA.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2005, the Company had approximately $4.2 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. One of these potential problem loans, representing $1.8 million of the total, was paid in full during the first quarter of 2006. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of December 31, 2005, there can be no assurances that new problem loans will not develop in future periods. A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

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

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2005:

Loan Concentrations
December 31, 2005
(Dollars in thousands)

Type of Loan	Amount	Percent of Total Loans

Construction and land development	$29,921	25.0%
Other real estate loans (by type of collateral):
Non-farm, non-residential property	56,000	46.9%
1 to 4 family residential - 1st liens	1,190	1.0%
1 to 4 family residential - Jr. liens	8,528	7.1%
Multi-family residential	5,147	4.3%
Farmland	1,013	0.8%
Total real estate-secured loans	101,799	85.1%
Commercial loans and leases	15,005	12.7%
Agricultural loans	152	0.1%
Consumer loans	2,519	2.1%
Total loans	$119,475	100.0%

The table shows a concentration in commercial real estate loans (construction loans and loans secured by non-farm, non-residential and multi-family residential properties). However, these loans are well secured and the Bank has experienced no losses in real estate lending since the inception of the Bank.

The Bank’s analysis of loan concentrations compared to a California peer group of 50 banks suggests that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California. Banks in California typically are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution. In its analysis of real estate concentrations, the Bank carefully considers economic trends and real estate values. The commercial real estate market in San Luis Obispo County remains strong, with good demand, limited vacancies and rising rents.

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan losses:

Summary of Loan Loss Experience
(Dollars in thousands)

	2005	2004

Balance at beginning of year	$1,094	$812
Loans charged off:
Real Estate	—	—
Commercial	(24)	(1)
Consumer	(7)	—
Other	—	—
Total loans charged off	(31)	(1)
Recoveries:
Real Estate	—	—
Commercial	1	3
Consumer	2	—
Other	—	—
Total recoveries	3	3
Net recoveries (charge-offs)	(28)	2
Provision charged to operations	75	280
Balance at end of year	$1,141	$1,094

Ratio of net charge-offs to average loans	0.03%	0.00%
Ratio of provision to average loans	0.07%	0.29%

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

A key element of the Bank’s methodology is the previously discussed credit classification process. As of December 31, 2005, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio. The inherent risk present in the “acceptable” portion of the loan portfolio is taken into consideration and adjustments made for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans.

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

The ratio of allowance for loan losses to total loans as of December 31, 2005 was 0.96%. Management and the board consider this to be adequate based on their analysis and reviews of the portfolio.

As part of the analysis of the allowance, the Bank assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2005 and 2004.

	December 31, 2005				December 31, 2004
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance
Unclassified loans:
Real estate	$93,588	78.4%	$431	37.8%	$77,143	74.6%	$309	28.2%
Other secured loans	20,649	17.3%	295	25.9%	24,415	23.6%	338	30.9%
Unsecured loans	1,006	0.8%	21	1.8%	623	0.6%	14	1.3%
Total unclassified loans	115,243	96.5%	747	65.5%	102,181	98.8%	661	60.4%
Classified loans	4,232	3.5%	376	32.9%	1,195	1.2%	155	14.2%
Other economic factors			18	1.6%			278	25.4%
Totals	$119,475	100.0%	$1,141	100.0%	$103,376	100.0%	$1,094	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $127.6 million as of December 31, 2005, and $112.8 million at December 31, 2004. Deposits increased by $14.8 million, or 13%, following a $16.5 million, or 17%, increase in 2004.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market. Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations. The Bank has used and expects to continue to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline. The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contains information regarding the average rates paid on deposits for 2005 and 2004.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2005:

Maturities of Time Deposits of $100,000 or More
(Dollars in thousands)

Three months or less	$13,355
Three months to six months	14,022
Six months to one year	6,585
Over one year	1,221
Total time deposits of $100,000 or more	$35,183

Short Term and Other Borrowings

As of December 31, 2005, the Bank had $13.4 million in outstanding borrowings from the Federal Home Loan Bank of San Francisco, $4.5 million of which matures during 2006, and the balance matures on various dates from August 2007 through December 2013. Note F to the consolidated financial statements contains additional information regarding these borrowings.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position. As of December 31, 2005, the Bank had outstanding commitments to extend credit totaling $37.4 million and standby letters of credit totaling approximately $200 thousand. See Note M to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2005.

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California and real estate values continue to show increases, with steady demand for both residential and commercial properties. There can be no assurance that the economy will continue to improve and that real estate values will continue to increase in the short term. As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past two years:

	2005	2004
Return on Average Assets	0.68%	1.16%
Return on Average Equity	9.16%	16.15%

Item 7. Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

WITH

INDEPENDENT AUDITORS’ REPORT

December 31, 2005 and 2004

Vavrinek, Trine, Day & Co., LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

February 2, 2006

25231 Paseo De Alicia, Suite 100 Laguna Hills, CA 92653 Tel: 949.768.0833 Fax: 949.768.8408 www.vtdcpa.com

FRESNO • LAGUNA HILLS • PALO ALTO • PLEASANTON • RANCHO CUCAMONGA

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
ASSETS

Cash and Due from Banks	$4,432,733	$2,587,235
Federal Funds Sold	7,950,000	10,385,000
TOTAL CASH AND CASH EQUIVALENTS	12,382,733	12,972,235

Certificates of Deposit in Other Banks	550,000	550,000

Investment Securities:
Investment Securities Available for Sale	15,815,704	6,727,055
Investment Securities Held to Maturity	—	9,044,846
TOTAL INVESTMENT SECURITIES	15,815,704	15,771,901

Loans:
Commercial	15,004,679	16,178,184
Agricultural	152,573	773,726
Construction	29,920,948	24,394,027
Real Estate	71,878,354	60,445,553
Consumer	2,518,701	1,584,730
TOTAL LOANS	119,475,255	103,376,220

Allowance for Loan Losses	(1,141,096)	(1,093,838)
NET LOANS	118,334,159	102,282,382

Federal Home Loan Bank Stock and Other Stock, at Cost	1,499,225	1,080,925
Premises and Equipment	3,331,475	2,479,880
Cash Surrender Value of Life Insurance	2,134,526	2,059,805
Accrued Interest and Other Assets	2,239,784	2,052,093
	$156,287,606	$139,249,221

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$27,969,486	$20,593,303
Money Market, NOW and Savings	39,280,290	46,972,959
Time Deposits Under $100,000	25,154,995	14,762,438
Time Deposits $100,000 and Over	35,183,125	30,507,350
TOTAL DEPOSITS	127,587,896	112,836,050

Other Borrowings	13,400,000	12,500,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,225,486	792,855
TOTAL LIABILITIES	145,306,382	129,221,905

Commitments and Contingencies - Notes D and M	—	—

Shareholders’ Equity:
Preferred Stock - Authorized 1,000,000 Shares:
Series A - $5 Stated Value; 100,000 Issued and Outstanding Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; 20,500 Issued and Outstanding Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; 50,000 Issued and Outstanding Liquidation Value of $500,000	500,000	500,000
Common Stock - Authorized 1,000,000 Shares; Issued and Outstanding: 659,799 in 2005 and 642,599 in 2004	6,655,784	6,387,326
Retained Earnings	3,434,081	2,570,697
Accumulated Other Comprehensive Income - Unrealized Depreciation on Available-for-Sale Securities, net of tax	(192,441)	(14,507)
TOTAL SHAREHOLDERS’ EQUITY	10,981,224	10,027,316
	$156,287,606	$139,249,221

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2005 and 2004

	2005	2004
INTEREST INCOME
Interest and Fees on Loans	$8,624,700	$6,684,695
Interest on Investment Securities	624,902	577,088
Other Interest Income	185,640	163,107
TOTAL INTEREST INCOME	9,435,242	7,424,890
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	875,083	552,232
Interest on Time Deposits	1,365,133	744,624
Other Interest Expense	638,668	410,699
TOTAL INTEREST EXPENSE	2,878,884	1,707,555
NET INTEREST INCOME	6,556,358	5,717,335
Provision for Loan Losses	75,000	280,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,481,358	5,437,335
NON-INTEREST INCOME
Service charges on deposit accounts	256,109	249,321
Gain on sale of loans	344,490	684,514
Loan servicing fees, net of amortization	15,627	165,612
Bank Enterprise Awards	—	1,332,756
Loss on sale of available-for-sale securities	—	(71,281)
Other income and fees	188,121	205,453
TOTAL NON-INTEREST INCOME	804,347	2,566,375
NON-INTEREST EXPENSE
Salaries and employee benefits	3,137,693	2,726,944
Occupancy expenses	568,971	441,600
Furniture and equipment	254,272	150,861
Data processing	403,440	370,328
Professional fees	175,782	208,470
Marketing and business development	273,792	400,706
Office supplies and expenses	241,719	232,042
Insurance and regulatory assessments	93,352	86,705
Loan and lease expenses	102,348	100,225
Provision for unfunded commitments	5,000	50,000
Provision for securities losses	—	253,598
Other expenses	457,961	472,534
TOTAL NON-INTEREST EXPENSE	5,714,330	5,494,013
INCOME BEFORE INCOME TAXES	1,571,375	2,509,697
Income Tax Expense	614,847	1,017,766
NET INCOME	$956,528	$1,491,931

Per Share Data (Notes A and N):
Net Income - Basic	$1.25	$1.97
Net Income - Diluted	$1.15	$1.84

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2005 and 2004

						Accumulated
						Other
	Preferred	Common Stock		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income	Total

Balance at January 1, 2004	$1,083,800	630,166	$6,273,101		$1,170,337	$18,288	$8,545,526

Dividends paid					(91,571)		(91,571)
Exercise of stock options		12,433	114,225				114,225

Comprehensive Income:
Net income				$1,491,931	1,491,931		1,491,931
Net unrealized loss on available-for-sale securities, net of taxes of $52,015				(74,851)		(74,851)	(74,851)
Less reclassification adjustment for loss on securities included in net income, net of taxes of $29,225				42,056		42,056	42,056

Total Comprehensive Income				$1,459,136

Balance at December 31, 2004	1,083,800	642,599	6,387,326		2,570,697	(14,507)	10,027,316

Dividends paid					(93,144)		(93,144)
Exercise of stock options, and related tax benefit of $107,170		17,200	268,458				268,458

Comprehensive Income:
Net income				$956,528	956,528		956,528
Net unrealized loss on available-for-sale securities, net of taxes of $86,537				(124,530)		(124,530)	(124,530)
Net unrealized loss on securities reclassified from held-to-maturity, net of taxes of $37,111				(53,404)		(53,404)	(53,404)

Total Comprehensive Income				$778,594

Balance at December 31, 2005	$1,083,800	659,799	$6,655,784		$3,434,081	$(192,441)	$10,981,224

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005 and 2004

	2005	2004
OPERATING ACTIVITIES
Net income	$956,528	$1,491,931
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(3,298)	(39,538)
Depreciation and amortization	311,342	233,124
Provision for credit losses	75,000	280,000
Provision for losses on unfunded loan commitments	5,000	50,000
Provision for securities losses	—	253,598
Loss on sale of securities	—	71,281
Loss on disposal of fixed assets	30,262	17,528
Gain on loan sales	(344,490)	(665,047)
Proceeds from loan sales	4,592,922	8,269,619
Loans originated for sale	(4,073,364)	(6,320,343)
Increase in cash surrender value of life insusance	(74,721)	(59,805)
Other, net	435,813	17,382
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,910,994	3,599,730

INVESTING ACTIVITIES
Purchases of Federal Home Loan Bank and other stock	(418,300)	(522,550)
Net maturities of deposits in other banks	—	3,000,000
Purchase of available-for-sale securities	(3,240,255)	(10,514,498)
Purchase of held-to-maturity securities	—	(500,000)
Proceeds from maturities of available-for-sale securities	1,807,835	4,169,460
Proceeds from maturities of held-to-maturity securities	1,055,446	2,481,076
Proceeds from sales of available-for-sale securities	—	6,428,719
Net increase in loans	(16,263,602)	(25,770,647)
Purchase of bank-owned life insurance	—	(2,000,000)
Proceeds from sale of fixed assets	3,295	—
Purchases of premises and equipment	(1,164,905)	(265,396)
NET CASH USED IN INVESTING ACTIVITIES	(18,220,486)	(23,493,836)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings accounts	(316,486)	6,264,485
Net increase in time deposits	15,068,332	10,286,027
Net increase in other borrowings	900,000	8,000,000
Payment of dividends	(93,144)	(91,571)
Proceeds from exercise of stock options	161,288	114,225
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,719,990	24,573,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(589,502)	4,679,060
Cash and cash equivalents at beginning of year	12,972,235	8,293,175
CASH AND CASH EQUIVALENTS AT END OF YEAR	$12,382,733	$12,972,235

Supplemental Disclosures of Cash Flow Information:
Interest paid	$2,798,589	$1,654,913
Taxes paid	510,090	1,341,834
Reclassification of securities from held-to-maturity to available-for-sale	7,891,643	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp (“Bancorp”) and its subsidiary, Mission Community Bank (“the Bank”), and the Bank’s subsidiary, Mission Community Development Corporation, collectively referred to herein as “the Company.”

Nature of Operations

The Bank has been organized as a single reporting segment and operates three branches in the Central Coast area of California (in the cities of San Luis Obispo, Paso Robles and Arroyo Grande). On July 29, 2005 the Bank closed its branch office which was located in Nipomo, California. The deposit and loan business of the Nipomo branch was transferred to the Arroyo Grande branch. In conjunction with the branch consolidation, the Bank recognized $30 thousand in losses and write-downs on fixed assets sold or abandoned and $15 thousand of other expenses. These costs are included in non-interest expenses in the Consolidated Statements of Income for 2005. No additional costs are expected to be incurred in connection with this branch consolidation.

The Bank’s primary source of revenue is providing real estate, commercial (including Small Business Administration (“SBA”) guaranteed loans) and consumer loans to customers, who are predominately small and middle-market businesses and individuals. The Company and the Bank are certified by the Department of Treasury as Community Development Financial Institution(s) (“CDFI”) with a commitment to focus on providing financial services to low- and moderate-income communities.

Mission Community Development Corporation

Mission Community Development Corporation (“MCDC”) is a community development corporation which provides financing for small businesses and projects in low- to moderate-income areas. The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board. Operations of MCDC were not material for the years ended December 31, 2005 or 2004.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from other banks and federal funds sold. Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”). The Bank was in compliance with this requirement, which was $528,000 as of December 31, 2005.

The Company maintains amounts due from other banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

For impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in the present value of expected cash flows is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

Loans Held for Sale

Mortgage loans and SBA Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for any servicing asset or liability. Gains and losses on sales of loans are included in non-interest income.

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

To calculate the gain (loss) on sale of loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained, the interest-only strip and the sold portion of the loan, based on the relative fair market value of each portion. That portion of the excess servicing fees that represents contractually specified servicing fees (contractual servicing) is reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method. The portion of excess servicing fees in excess of the contractual servicing fees is reflected as an interest-only (I/O) strip receivable, which is classified as available for sale and carried at fair value. The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment. As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Charge-offs are loans and leases deemed uncollectible, which are charged to the allowance. Management performs, at least quarterly, an analysis of the allowance for loan losses to determine its adequacy. In this analysis, all non-classified loans are segmented into components by loan type and internal risk rating. Estimated loss factors are applied to each loan pool based on historical losses as well as management’s assessment of current factors that may impact these historical factors, such as changes in the local economy, changes in underwriting standards, changes in loans concentrations and trends in past due and non-performing loans. Significant loans classified as less than acceptable by management, the Bank’s regulators or external credit review consultants are evaluated separately in the process. In this evaluation, management reviews the borrower’s ability to repay as well as the estimated value of any underlying collateral.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income and its components. Changes in unrealized gain or loss on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income for the Company.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Share (“EPS”)

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

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below:

	2005	2004
Net Income:
As Reported	$956,528	$1,491,931
Stock-Based Compensation using the Intrinsic Value Method	—	—
Stock-Based Compensation that would have been reported using the Fair Value Method of SFAS 123	(60,012)	(14,769)
Pro Forma	$896,516	$1,477,162

Basic Income Per Share:
As Reported	$1.25	$1.97
Pro Forma	1.17	1.95

Diluted Income Per Share:
As Reported	1.15	1.84
Pro Forma	1.08	1.82

Recent Accounting Announcements

In December 2004, FASB revised SFAS 123 and issued it under its new name, “Share-Based Payment.”  This statement eliminates the alternative to use APB Opinion No. 25’s intrinsic value method of accounting discussed in the previous paragraph. Instead, this Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

The Company must adopt this Statement in 2006 for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled. In addition, the unvested portion of previously awarded options will also be recognized as expense. The Company estimates that the adoption of this Statement will result in a reduction in net income of approximately $59 thousand in 2006, based on unvested options outstanding as of December 31, 2005. The decision to grant stock options is made annually on a case-by-case basis and, accordingly, the Company cannot estimate the amount or financial statement impact of any stock options that might be granted in 2006.

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

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale Securities:
December 31, 2005:
U.S. Government agencies	$6,997,448	$—	$(189,423)	$6,808,025
Mortgage-backed securities	8,828,346	7,565	(191,575)	8,644,336
Asset-backed securities	316,081	48,616	(1,354)	363,343
	$16,141,875	$56,181	$(382,352)	$15,815,704

December 31, 2004:
U.S. Government agencies	$—	$—	$—	$—
Mortgage-backed securities	6,695,720	3,480	(29,270)	6,669,930
Asset-backed securities	55,924	1,201	—	57,125
	$6,751,644	$4,681	$(29,270)	$6,727,055

Held-to-Maturity Securities:
December 31, 2004:
U.S. Government agencies	$6,998,038	$6,875	$(86,028)	$6,918,885
Mortgage-backed securities	1,600,881	22,207	(6,512)	1,616,576
Asset-backed securities	445,927	23,132	—	469,059
	$9,044,846	$52,214	$(92,540)	$9,004,520

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise. This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security. During 2004, management established a loss reserve for this security after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve. As of March 31, 2005, the date of transfer, the gross book value of the security was $391,000 and the reserve was $250,000, for a net book value of $141,000. The fair value on March 31, 2005, was $163,000, resulting in an unrealized gain of $22,000 on the date of transfer. As of December 31, 2005, the gross book value of the security was $353,464 and the reserve was $237,500, for a net book value of $115,964.

Due to a change in investment strategy in the third quarter of 2005, all remaining securities in the held-to-maturity category were reclassified to available-for-sale on September 30, 2005. This change in investment strategy is intended to improve the Bank’s financial flexibility. The amortized cost (book value) of those securities was $7,841,000 on the date of transfer, and the fair value was $7,729,000 on that date.

The scheduled maturities of investment securities at December 31, 2005, were as follows. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$—	$—
Due in one year to five years	5,461,297	5,311,458
Due in five years to ten years	1,926,311	1,898,601
Due in greater than ten years	8,754,267	8,605,645
	$16,141,875	$15,815,704

Included in accumulated other comprehensive income at December 31, 2005 were net unrealized losses on investment securities available for sale of $326,171 less applicable income taxes of $133,730. At December 31, 2004, accumulated other comprehensive income included net unrealized losses on available-for-sale securities of $24,589 less applicable income taxes of $10,082. During 2004, the Bank realized $76,437 in losses and $5,156 in gains on sales of securities available for sale. No securities were sold in 2005.

Investment securities in a temporary unrealized loss position as of December 31, 2005 and 2004 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005:
Available-for-Sale Securities:
U.S. Government agencies	$1,967,580	$31,298	$4,840,445	$158,125	$6,808,025	$189,423
Mortgage-backed securities	3,918,662	68,455	4,274,393	123,120	8,193,055	191,575
Asset-backed securities	198,763	1,354	—	—	198,763	1,354
	$6,085,005	$101,107	$9,114,838	$281,245	$15,199,843	$382,352

December 31, 2004:
Available-for-Sale Securities:
U.S. Government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	5,635,592	29,270	—	—	5,635,592	29,270
	$5,635,592	$29,270	$—	$—	$5,635,592	$29,270

Held-to-Maturity Securities:
U.S. Government agencies	$3,466,540	$33,460	$1,445,470	$52,568	$4,912,010	$86,028
Mortgage-backed securities	602,471	5,256	201,018	1,256	803,489	6,512
	$4,069,011	$38,716	$1,646,488	$53,824	$5,715,499	$92,540

The unrealized losses on investments in U.S. Government agency and mortgage-backed securities which have been in an unrealized loss position for one year or longer as of December 31, 2005 (a total of 31 securities), were caused by market interest rate increases subsequent to the purchase of the securities. Because the Bank has the ability to hold all these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of December 31, 2005. Other than the one impaired asset-backed security footnoted above, none of these securities has exhibited a decline in value as a result of changes in credit risk.

Investments securities carried at $10,140,000 and $8,226,000 as of December 31, 2005 and 2004, respectively, were pledged to secure public deposits as required by law.

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast Area of California. Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area. As of December 31, 2005, 76% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).

The following is a summary of the investment in impaired loans as of December 31, including the related allowance for loan losses and cash-basis income recognized. Also shown are loans on nonaccrual and those that are past due and still accruing interest:

	2005	2004
Impaired Loans:
Recorded Investment in Impaired Loans	$76,000	$206,000
Related Allowance for Loan Losses	9,000	17,000
Average Recorded Investment in Impaired Loans	130,000	333,000
Interest Income Recognized for Cash Payments While Impaired	—	—
Total Loans on Nonaccrual	76,000	206,000
Total Loans Past Due 90 Days or More and Still Accruing	—	—

A summary of the changes in the allowance for possible loan losses as of December 31 follows:

	2005	2004

Balance at Beginning of Year	$1,093,838	$811,925
Additions to the Allowance Charged to Expense	75,000	280,000
Less Loans Charged Off	(30,402)	(1,230)
Plus Recoveries on Loans Previously Charged Off	2,660	3,143
Balance at End of Year	$1,141,096	$1,093,838

The Bank also originates SBA-guaranteed loans for sale to institutional investors. At December 31, 2005 and 2004 the Bank was servicing $32,205,000 and $33,030,000, respectively, in loans previously sold or participated. The Bank has recorded servicing assets related to these loans totaling $458,000 and $636,000 at December 31, 2005 and 2004, respectively. The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2005 and 2004.

Following is a summary of the changes in the balances of the SBA loan servicing asset and I/O strip for 2005 and 2004:

	2005	2004
Servicing Asset:
Balance at Beginning of Year	$636,102	$606,698
Additions to the Asset	77,293	138,670
Less amortization	(255,551)	(109,266)
Balance at End of Year	$457,844	$636,102

I/O Strip:
Balance at Beginning of Year	$114,132	$—
Additions to the Asset	53,141	123,060
Less amortization	(50,815)	(8,928)
Balance at End of Year	$116,458	$114,132

These assets are included in accrued interest and other assets in the consolidated balance sheets. Amortization of these assets is netted against loan servicing fees in the consolidated statements of income.

Included in total loans are net deferred loan fees of $297,000 and discounts related to the retained portion of SBA loans of $549,000 at December 31, 2005. At December 31, 2004, the Bank had net deferred loan fees of $70,000 and discounts of $720,000 related to the retained portion of SBA loans.

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2005	2004

Land	$1,678,180	$976,498
Buildings	722,333	722,333
Leasehold improvements	344,245	346,788
Furniture, fixtures, and equipment	2,021,678	1,612,965
	4,766,436	3,658,584
Accumulated depreciation and amortization	(1,434,961)	(1,178,704)
Net premises and equipment	$3,331,475	$2,479,880

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2010. These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses. Rental expense relating to these leases was $282,000 in 2005 and $170,000 in 2004.

At December 31, 2005, the approximate future minimum annual payments under these leases for the next five years are as follows:

2006	$209,500
2007	178,023
2008	152,095
2009	77,330
2010	39,890
$656,838

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent unless the increases are scheduled and currently determinable. It does not represent a forecast of future rental expenses.

NOTE E - DEPOSITS

At December 31, 2005, the scheduled maturities of time deposits are as follows:

Due in one year	$58,589,510
Due in one to five years	1,748,610
$60,338,120

Nine deposit customers comprised $24.7 million, or 19.4%, of the Bank’s total deposits as of December 31, 2005.

NOTE F - OTHER BORROWINGS

Other borrowings at December 31, 2005 are comprised of the following advances from the Federal Home Loan Bank of San Francisco:

Maturity Date	Interest Rate	Amount
6/5/2006	1.76%	$500,000
8/11/2006	4.17%	2,000,000
11/13/2006	4.24%	2,000,000
8/13/2007	4.37%	2,000,000
3/31/2008	4.34%	1,400,000
3/30/2009	3.19%	2,000,000
5/13/2009	4.48%	500,000
11/19/2013	4.82%	1,000,000
12/11/2013	4.98%	1,000,000
12/16/2013	4.88%	1,000,000
		$13,400,000

These advances are secured by loans of approximately $54 million. As of December 31, 2005, the Bank had a borrowing capacity of approximately $18.3 million with the Federal Home Loan Bank of San Francisco in addition to the borrowings listed above.

The Bank also has unsecured borrowing lines with correspondent banks totaling $6.5 million. As of December 31, 2005, there were no balances outstanding on these lines.

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware. These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033. Interest is payable quarterly on these debt securities at LIBOR plus 2.95% for an effective rate of 7.10% as of December 31, 2005. The debt securities can be redeemed for 105% of the principal balance through October 7, 2008 and at par thereafter; they can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

The Company also purchased a 3% minority interest in Mission Community Capital Trust. The balance of the equity of Mission Community Capital Trust is comprised of mandatorily redeemable preferred securities. Under FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” Mission Community Capital Trust is not consolidated into the Company’s financial statements. Prior to the issuance of FIN 46, bank holding companies typically consolidated these entities. The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as Mission Community Capital Trust, net of the bank holding company’s investment in the SPE, qualify as Tier 1 Capital, subject to certain limits.

NOTE H - INCOME TAXES

The income tax expense for the years ended December 31, 2005 and 2004 is comprised of the following:

	2005	2004
Current Taxes:
Federal	$475,707	$825,390
State	142,438	231,914
	618,145	1,057,304
Deferred	(3,298)	(39,538)
	$614,847	$1,017,766

A comparison of the federal statutory income tax rates to the Company’s effective income tax follows:

	2005		2004
	Amount	Rate	Amount	Rate

Federal tax rate	$534,268	34.0%	$853,297	34.0%
California franchise taxes, net of federal tax benefit	107,430	6.8%	175,726	7.0%
Increase in cash surrender value of bank-owned life insurance	(25,405)	(1.6)%	(20,334)	(0.8)%
Other items - net	(1,446)	(0.1)%	9,077	0.4%
	$614,847	39.1%	$1,017,766	40.6%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets:

	2005	2004
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$432,375	$410,075
Unrealized Loss on Available-for-Sale Securities	133,730	10,082
Other	216,372	149,512
	782,477	569,669
Deferred Tax Liabilities:
Deferred loan costs	(141,296)	—
Cash Basis of Tax Reporting	—	(47,784)
Depreciation Differences	(96,043)	(113,757)
Other	(26,606)	(16,542)
	(263,945)	(178,083)
Net Deferred Tax Assets	$518,532	$391,586

NOTE I - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued. Options are generally granted for a term of ten years, with vesting occurring ratably over five years. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan.

The fair value of each option granted in 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of 4.41%, expected lives of six years, no dividend payments and 35.4% stock price volatility. No options were granted in 2004.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2005 and 2004 and changes during the years is presented below:

	2005		2004
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at Beginning of Year	138,933	$9.73	154,966	$9.66
Granted	25,500	25.50	—	—
Exercised	(17,200)	9.38	(12,433)	9.19
Forfeited	(4,000)	23.27	(3,600)	9.47
Outstanding at End of Year	143,233	$12.20	138,933	$9.73

Options Exercisable at Year-End	110,133	$9.77	118,733	$9.76

Weighted-Average Fair Value of Options Granted During the Year		$10.77		N/A

The following table summarizes information about fixed options outstanding at December 31, 2005:

	Options Outstanding
			Weighted-	Options Exercisable
		Weighted-	Average		Weighted-
		Average	Remaining		Average
Exercise	Number	Exercise	Contractual	Number	Exercise
Price	Outstanding	Price	Life	Exercisable	Price
$7.50	10,400	$7.50	5.6 Years	8,000	$7.50
$8.19	2,500	8.19	4.6 Years	2,500	8.19
$8.25	8,400	8.25	5.2 Years	6,500	8.25
$10.00	84,933	10.00	2.1 Years	84,933	10.00
$11.30	15,000	11.30	6.7 Years	8,200	11.30
$25.50	22,000	25.50	9.2 Years	—	25.50
Total / Wgtd. Ave.	143,233	$12.20	4.1 Years	110,133	$9.77

NOTE J – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements. Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors. The expense for the 401k Plan was approximately $124,000 in 2005 and $123,000 in 2004.

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

The following is a summary of the activity in these loans:

	2005	2004

Balance at the beginning of the year	$3,417,952	$2,124,738
New loans and advances	1,581,015	1,983,301
Repayments	(658,847)	(690,087)
Reclassifications (persons no longer considered related parties)	(991,265)	—
Balance at the end of the year	$3,348,855	$3,417,952

Deposits from related parties held by the Bank totaled approximately $2,809,000 at December 31, 2005, and $2,894,000 at December 31, 2004.

During 2003, Bancorp pledged a $250,000 certificate of deposit in an unaffiliated bank as collateral for borrowings of MCSC. As of December 31, 2005, MCSC had drawn $75,000 on its line of credit with the unaffiliated bank, and Bancorp recognized a $75,000 contribution to MCSC related to its potential liability for this borrowing. In 2004 Bancorp contributed $250,000 to MCSC to continue providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U. S. Small Business Administration’s programs and services. This grant is included in marketing and business development expenses in the consolidated statements of income.

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2005	2004

Commitments to Extend Credit	$37,379,000	$29,793,000
Standby Letters of Credit	203,000	123,000
	$37,582,000	$29,916,000

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

During 2004, the Bank established an allowance for possible losses on unfunded loan commitments in the amount of $50,000, through a charge to non-interest expense. This allowance was increased by $5,000 in 2005. No losses were charged against this allowance in 2005 or 2004. The balance of the allowance was $55,000 as of December 31, 2005. This allowance is included in other liabilities in the consolidated statements of condition.

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

NOTE N - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2005		2004
	Income	Shares	Income	Shares

Net income	$956,528		$1,491,931
Average common shares outstanding during the year		646,617		638,750
Preferred shares participating in net income with common shareholders - average		120,500		120,500
Used in Basic EPS	$956,528	767,117	$1,491,931	759,250
Dilutive effect of outstanding stock options		61,459		53,729
Used in Dilutive EPS	$956,528	828,576	$1,491,931	812,979

Preferred shares are included in the computation of basic earnings per share because they share equally with common shares in the distribution of net income and they do not have a stated dividend rate.

NOTE O - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal bank regulatory agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005 and 2004, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$14,599	10.69%	$13,651	10.0%	$10,920	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,403	9.82%	$8,190	6.0%	$5,460	4.0%
Tier 1 Capital (to Average Assets)	$13,403	9.23%	$7,263	5.0%	$5,810	4.0%

As of December 31, 2004:
Total Capital (to Risk-Weighted Assets)	$13,461	11.54%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,317	10.56%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$12,317	9.05%	$6,802	5.0%	$5,442	4.0%

Under existing regulations, the Company would be subject to similar requirements because its consolidated assets exceeded $150 million on December 31, 2005. However, the Company has been notified by the FRB that by March 31, 2006, the FRB expects to revise, from $150 million to $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. Further, the FRB has notified the Company that it is not subject to those additional requirements in the interim period from December 31, 2005, to March 31, 2006.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency. Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, net of the amount of any dividends or other capital distributions made during those periods. As of December 31, 2005, $3,578,000 was available for cash dividend distributions from the Bank to Bancorp without prior regulatory approval. However, dividend distributions from the Bank in excess of $948,000 would change the Bank’s prompt corrective action status from well-capitalized to adequately-capitalized.

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

The Bank received a $1,241,000 Bank Enterprise Award from the CDFI Fund in 2004. The award was made under the Fiscal Year 2004 Bank Enterprise Award (BEA) Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities. Because this award was based on past lending activity, the entire award was recognized in non-interest income in 2004.

During 2005 the Company received a $135,000 technical assistance grant from the Community Development Financial Institutions Fund. This grant is currently reflected in other liabilities in the consolidated balance sheet and will be recognized in non-interest income as qualifying expenses are incurred. No such qualifying expenses had been incurred as of December 31, 2005. Although the Bank is a certified CDFI bank and expects to continue to apply for various grants and awards, there can be no assurance that it will receive similar future grants or awards.

NOTE Q - MISSION COMMUNITY BANCORP (Parent Company Only)

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for all outstanding shares of the Bank’s common stock. There was no cash involved in this transaction.

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	2005	2004
ASSETS
Cash	$396,217	$35,479
Interest-bearing deposits in other banks	250,000	250,000
Investment in subsidiary bank	13,256,705	12,366,327
Loans receivable	—	150,000
Other assets	437,887	356,996
TOTAL ASSETS	$14,340,809	$13,158,802
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$3,093,000	$3,093,000
Other liabilities	266,585	38,486
TOTAL LIABILITIES	3,359,585	3,131,486
TOTAL SHAREHOLDERS’ EQUITY	10,981,224	10,027,316
	$14,340,809	$13,158,802

CONDENSED STATEMENTS OF INCOME

	2005	2004
Interest income	$6,389	$6,155
Interest expense	216,115	152,482
Net interest (expense)	(209,726)	(146,327)
Dividends received from subsidiary	90,085	—
Contribution to Mission Community Services Corp.	75,000	250,000
Other expenses	57,424	46,493
Loss before taxes	(252,065)	(442,820)
Income taxes expense (benefit)	(140,282)	(178,712)
Loss before equity in undistributed income of subsidiary	(111,783)	(264,108)
Equity in undistributed income of subsidiary	1,068,311	1,756,039
Net income	$956,528	$1,491,931

CONDENSED STATEMENTS CASH FLOWS

	2005	2004
Operating activities:
Net income	$956,528	$1,491,931
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Income of subsidiary	(1,158,396)	(1,756,039)
Amortization expense	17,232	17,232
Other, net	237,145	(161,894)
Net cash provided by (used in) operating activities	52,509	(408,770)
Investing activities:
Loans repaid (advanced)	150,000	(150,000)
Dividends received from subsidiary	90,085	—
Net cash provided by (used in) investing activities	240,085	(150,000)
Financing activities:
Proceeds from issuance of common stock	161,288	114,225
Cash dividends paid	(93,144)	(91,572)
Net cash provided by financing activities	68,144	22,653
Net increase (decrease) in cash	360,738	(536,117)
Cash at beginning of year	35,479	571,596
Cash at end of year	$396,217	$35,479

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

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$4,433,000	$4,433,000	$2,587,000	$2,587,000
Federal funds sold	7,950,000	7,950,000	10,385,000	10,385,000
Interest-bearing deposits in other banks	550,000	550,000	550,000	550,000
Investment securities	15,816,000	15,816,000	15,772,000	15,732,000
Loans, net	118,334,000	118,205,000	102,282,000	102,224,000
Federal Home Loan Bank and other stocks	1,499,000	1,499,000	1,081,000	1,081,000
Accrued interest receivable	622,000	622,000	431,000	431,000

Financial Liabilities:
Deposits	127,588,000	127,569,000	112,836,000	112,653,000
Other borrowings	13,400,000	13,166,000	12,500,000	12,460,000
Junior subordinated debt securities	3,093,000	3,727,000	3,093,000	3,093,000
Accrued interest and other liabilities	1,225,000	1,225,000	793,000	793,000

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company and the Bank including periodic filings with the Securities Exchange Commission, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve Bank of San Francisco (“FRBSF”) and the California Department of Financial Institutions (“DFI”). Such periodic financial reports are prepared internally and reviewed by management prior to filing. These financial reports are also reviewed for timely filing, completeness and accuracy with possible civil monetary penalties for late filing and intentional inaccurate reporting by the various agencies where the reports are filed.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants. At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks. During 2005, the Bank had internal audits or reviews performed for operations and finance and the Bank has contracted for several years for an independent loan review function which reviews loans and lending activity once every two months. Each of the internal audits, along with management’s response to any observations, are completed in writing and presented to the Board Audit Committee. Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Internal audit engagements are in writing, including the anticipated scope, and are generally for 18 to 24 months with interim auditing during the term of the engagement. Engagements are presented to and approved by the Board Audit Committee. Based on internal audits performed in 2005, neither management nor the Board Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners. As a state charted bank, the Bank is examined by the FRBSF and the DFI. Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology. Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee. If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action. Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted. In the event of material exceptions, a bank could be required to enter into a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken. These formal agreements are generally required to be disclosed to the public. As of December 2005, the Bank is not operating under any formal or informal agreement with the FRB, DFI or OCC nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting is reviewed by independent registered public accountants on an annual basis. These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board’s Audit Committee. As of December 31, 2005, the audited financial statements of the Company have been certified by the Company’s independent registered public accountants with no material weaknesses identified in internal controls or financial reporting. Beginning in 2007, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

No material changes have been made in internal controls during the past year. However, the Bank did increase its budget and expenses for internal control reviews and internal auditing in 2004. It also engaged a firm to perform a specific internal assessment of the Bank’s information technology and information security systems for a three-year period beginning in

2006. It has made minor staffing changes to improve internal controls based on recommendations made during the internal auditing process.

Item 8B. Other Information

All information required to be reported on a Form 8-K during the fourth quarter of 2005 has been so reported.

PART III

Item 9. Directors, Executive Officers, Promoters and Controlled Persons; Compliance With Section 16(a) of the Exchange Act.

The following table lists the names and certain information as of December 31, 2005, concerning all directors and executive officers of the Company and the Bank. The Company and the Bank have no “significant employees” (as defined) except its executive officers.

Name and Title	Age	Business Experience for the Past Five Years	Year First Elected or Appointed Director*

Bruce M. Breault Founding Chairman of the Board (Emeritus)	63	Partner and Owner, F. McLintocks, Inc. (restaurants) (1973-present)	1996
Roxanne M. Carr Vice Chairman of the Board	68	Division President and Corporate Senior Vice President, The Mortgage House, Inc. (1995-present); Regional Vice President, ARCS Mortgage, Inc. (1973-1995)	1997
William B. Coy Chairman of the Board	68	Owner and Manager, Rancho Rio Conejo (citrus and avocados) (1979-present); Corporate Marketing Manager, San Luis Obispo County Farm Supply Company (1991-2001)	1996
James M. Judge Executive Vice President and Chief Credit Officer	61	Chief Credit Officer (3)	—
Richard Korsgaard Director	64	Retired; Executive Vice President and Chief Credit Officer, Mission Community Bank, 2002-2005 (1)	2005
Ronald B. Pigeon Executive Vice President and Chief Financial Officer	56	Chief Financial Officer and Controller (4)	—
Anita M. Robinson Director, President and Chief Executive Officer	53	President and Chief Executive Officer of the Bank and the Company (2)	1996
Robin L. Rossi Director	58	President, Rossi Enterprises (property management) (1991-present); President, Infinite Horizons, Inc. (Manager of Avila Beach Resort and Blacklake Resort – Real estate investments) (1979-present)	1996
Gary E. Stemper Immediate Past Chairman Of the Board	63	Manager, Eagle Castle Winery, LLC, (2000-present); Partner, Eberle Winery of Paso Robles (1982-2005); Owner, Gary Stemper Construction Co. (1967-present); Partner, Mill Road Vineyard (1994-present)	1996
Karl F. Wittstrom Secretary	52	Self-employed—real estate development, construction, vineyards, ranching and investments, (1996-present)	1997

* Refers to year first elected or appointed to Board of the Bank

(1)          Mr. Korsgaard joined the Bank on July 22, 2002 and served as the Executive Vice President and Chief Credit Officer until his retirement on March 31, 2005. He was appointed to the Board of Directors effective January 1, 2005, and continues to serve as a Director following his retirement. Mr. Korsgaard has 40 years of banking experience. For the period of March 2001 to March 2002 he held the position of Senior Vice President with California Bank and Trust, San Diego, California. From 1995 to 2001 he served as an Executive Vice President with Eldorado Bank, Laguna Hills, California, which was acquired by California Bank and Trust in March 2001.

(2)          Ms. Robinson has been the Bank’s President and Chief Executive Officer since its formation in 1996. She has over 33 years of banking experience.

(3)          On February 16, 2005, James M. Judge joined the Bank as its Executive Vice President/Chief Credit Officer, replacing Richard Korsgaard, who retired on March 31, 2005. Mr. Judge has over 43 years of banking and finance experience, recently serving as Executive Vice President/Chief Credit Officer for Cerritos Valley Bank in Artesia, California (2001-2002).

(4)          On January 18, 2005, Ronald B. Pigeon joined the Bank as its Executive Vice President and Chief Financial Officer, replacing William Demmin, who left the Bank on July 29, 2004, to accept a position with another firm. Mr. Pigeon was also appointed by the Company’s Board of Directors to serve as Chief Financial Officer for Bancorp. During the past five years, Mr. Pigeon held the positions of Senior Vice President and Controller with Humboldt Bancorp located in Roseville, California (2003 to 2004); and Controller and Chief Financial Officer for 722 Redemption Funding, Inc. located in Cincinnati, Ohio (1999 to 2003). He also served as the Controller for Trans Financial, Inc., located in Bowling Green, Kentucky, from 1993 to 1998. Mr. Pigeon is a certified public accountant.

In addition, separate Salary Protection Agreements (“the Agreements”) have been entered into by the Bank with Mr. Pigeon and Mr. Judge, which provide for salary continuation benefits for a period of six months in the event of applicable occurrences as specified within the Agreements.

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

The Board of Directors and Committees

Regular meetings of the Board of Directors of the Company are not scheduled and are held as needed throughout the year, as virtually all of the Company’s business is conducted through the Bank. The Board of Directors of the Company has established an Audit Committee and an Executive Committee. In 2005, the Board of Directors met seven times, the Audit Committee met four times, and the Executive Committee met one time. The Company also established a Corporate Governance Committee in January 2006.

In addition to serving on the Board of Directors of the Company, each of the directors serves on the Board of Directors of the Bank. The Bank’s Board of Directors held twelve regular meetings and three special meetings in 2005. All of the Bank’s directors attended at least 75% of all Board and assigned committee meetings held in 2005, with the exception of Director Karl F. Wittstrom who attended 70% of all meetings held.

In addition to meeting as a group to review the business of the Company and the Bank, certain members of the Board of Directors also devote their time and talents to certain various standing committees of either the Company or the Bank. The Bank did not have a Compensation Committee in 2005; however, one was formed in January 2006.

Executive Committee. The Executive Committee, consisting of Directors Breault, Carr, Coy, Robinson, Stemper and Wittstrom sets policies and supervises the Company’s management between regular Board meetings. The Executive Committee held one meeting during 2005.

Audit Committee. The Audit Committee, consisting of Directors Breault, Carr, Coy, Korsgaard, Stemper and Wittstrom, reviews all internal and external examination reports and selects the Company’s independent accountants. The Audit Committee met four times in 2005.

Investment Committee. The Investment Committee, consisting of Directors Breault, Carr, Korsgaard, Rossi, Robinson and Wittstrom, monitors the Bank’s investment portfolio, reviews interest rate exposure and liquidity, and establishes investment policy. The Investment Committee met four times in 2005.

Loan Committee. The Loan Committee, consisting of Directors Breault, Coy, Korsgaard, Robinson, Stemper and Wittstrom, reviews loan policy and approves loans in excess of individual loan officers’ lending authority. The Loan Committee met 32 times in 2005.

Personnel Committee. The Personnel Committee, consisting of Directors Breault,  Coy, Robinson and Wittstrom, reviews and recommends for Board approval the Bank’s compensation, benefit and health insurance packages for senior management and employees. The Personnel Committee met once in 2005.

Technology Committee. The Technology Committee, consisting of Directors Breault, Coy, Stemper and Robinson oversees the Bank’s electronic banking and information systems and assists management with technological changes in the banking and business environment. The Technology Committee met once in 2005.

Nominating Committee. The Company did not have a standing Nominating Committee in 2005; however, one was formed in January 2006. In connection with selecting candidates for nomination to the Board of Directors, including any nominees recommended by security holders, the Board of Directors (i) reviews compliance by the security holders with the Company’s nominating procedures contained in the Bylaws and summarized in the Notice of Annual Meeting; (ii) reviews information assembled for the purpose of selecting candidates for nomination to membership on the Board of Directors; and (iii) following appropriate investigation, ascertains the willingness of selected candidates to serve and extends on behalf of the Board of Directors, invitations to become candidates.

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth a summary of annual and long-term compensation for services in all capacities to the Company for the Company’s executive officers who were paid more than $100,000 during 2005.

		Annual Compensation			Long-Term Compensation Awards
Name and Position	Year	Salary/Benefits	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation (1)

Anita M. Robinson	2005	$163,795	$6,145	$18,758	—	—
President and Chief	2004	$140,400	$18,428	$18,166	—	—
Executive Officer (2)	2003	$134,550	—	$10,418	—	—

Ronald B. Pigeon	2005	$103,615	$3,073	$10,879	3,000	$3,438
Executive Vice	2004	—	—	—	—	—
President and Chief	2003	—	—	—	—	—
Financial Officer (3)

James M. Judge	2005	$95,833	$2,677	$6,949	3,000	$5,000
Executive Vice	2004	—	—	—	—	—
President and Chief	2003	—	—	—	—	—
Credit Officer (4)

(1) “All Other Compensation” represents relocation costs paid in 2005 for each executive officer as per terms of their employment.

(2) “Other Annual Compensation” for Ms. Robinson represents automobile allowances paid ($7,800 for each of 2005, 2004 and 2003), Company contributions to the 401(k) and Profit Sharing Plan ($10,385 for 2005, $9,891 for 2004 and $2,143 for 2003) and premiums for supplemental life insurance ($573 for 2005, $475 for 2004 and $475 for 2003).

(3) “Other Annual Compensation” for Mr. Pigeon represents automobile allowances paid ($4,800) and Company contributions to the 401(k) and Profit Sharing Plan ($6,079).  Mr. Pigeon, who was hired January 18, 2005, did not receive any compensation in 2003 or 2004.

(4) “Other Annual Compensation” for Mr. Judge represents automobile allowances paid ($4,400) and Company contributions to the 401(k) and Profit Sharing Plan ($2,549).  Mr. Judge, who was hired February 16, 2005, did not receive any compensation in 2003 or 2004.

No other officer received annual compensation of $100,000 or more in 2005. The Company currently pays no salaries to its directors who are not officers.

In 2004 the Bank initiated an incentive compensation plan covering Ms. Robinson and all other bank officers. No payments were made under this plan in 2004. Incentive compensation payments to all participants in 2005, based on 2004 results, totaled approximately $57,000.  Incentive compensation paid to all participants in the first quarter of 2006, based on 2005 results, totaled approximately $46,000.

Option/SAR Grants

On January 20, 1998 the Bank’s Board of Directors adopted the 1998 Stock Option Plan, pursuant to approval by the Bank’s shareholders prior to January 20, 1999.

In 2005, a total of 25,500 stock options were granted, 4,000 incentive stock options were retired, and 17,200 stock options were exercised.

See Note I - Stock Option Plan in the consolidated financial statements for additional information on stock options issued and outstanding.

Long Term Incentive Plan Awards

There were no long-term incentive plan awards in 2004 or 2005.

Employment Contracts

On February 25, 2002, the Board of Directors approved a new employment contract for Ms. Robinson, effective for a five year term beginning on January 1, 2002, which provided for a base salary of $10,833 per month, an automobile allowance of $650 per month, expense reimbursement, $250,000 of life insurance, standard and customary medical and dental insurance benefits, and a non-recurring bonus of $10,000. The five-year agreement provides for an annual review by the Board of Directors of the base salary provided to Ms. Robinson, which shall not be less than $10,833 per month during the life of the agreement. Ms. Robinson’s base salary was increased to $11,700 per month effective January 1, 2003, and to $13,750 per month effective January 1, 2005. In 2005 her life insurance coverage was increased to $550,000. The contract provides for severance benefits of six months base salary for termination without cause, and severance benefits of sixty months base salary, from the date of event, for termination after a merger, change in control, or other defined corporate reorganizations.

On January 18, 2005 and February 1, 2005, the Bank entered into Salary Protection Agreements with Ronald B. Pigeon, Executive Vice President/Chief Financial Officer, and James M. Judge, Executive Vice President/Chief Credit Officer, respectively. Since 2001, the Bank has also entered into Salary Protection Agreements with those officers holding the position of Senior Vice President and above. The Salary Protection Agreements provide for severance benefits for termination after a merger, change in control, or other defined corporate reorganizations. The Bank has not entered into any other employment contracts or severance agreements.

Directors’ Compensation

Prior to 2002 the Bank’s directors were not paid for attending meetings of the Board or the committees on which they served. On April 22, 2002 the bank’s Board of Directors approved a Director Compensation Program, which became effective on July 1, 2002, providing for outside directors to receive a monthly retainer of $500 for each Board Meeting attended and a fee of $100 for each Director Committee meeting attended. In 2005, the Board received, on a cumulative basis, $60,100 in director fees for meetings attended in 2005.

There were no Stock Option grants to Directors during the year ended December 31, 2005.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information as of March 27, 2006, concerning the beneficial ownership of the Company’s outstanding Common Stock: (i) by each of the directors and executive officers; and (ii) by all directors and executive officers of the Company as a group. Management is not aware of any change in control of the Company which has occurred since January 1, 2006 or of any arrangement which may, at a subsequent date, result in such a change in control.

Name and Position Held	Common Stock Beneficially Owned (1)	Shares Subject to Exercise	Total Shares Beneficially Owned	Percent of Class

Bruce M. Breault Founding Chairman of the Board (Emeritus)	21,250	15,533	36,783	5.4%
Roxanne M. Carr Vice Chairman of the Board	19,400	—	19,400	2.9%
William B. Coy Chairman of the Board	7,750	9,400	17,150	2.5%
James M. Judge Executive Vice President and Chief Credit Officer	—	600	600	0.1%
Richard Korsgaard Director	3,000	1,000	4,000	0.6%
Ronald B. Pigeon Executive Vice President and Chief Financial Officer	—	600	600	0.1%
Anita M. Robinson Director, President and Chief Executive Officer	18,609	25,000	43,609	6.3%
Robin L. Rossi Director	13,707(2)	13,400	27,107	4.0%
Gary E. Stemper Immediate Past Chairman of the Board	7,500	11,800	19,300	2.8%
Karl F. Wittstrom Secretary	15,350	11,000	26,350	3.9%
All Directors and Executive Officers as a Group, consisting of 10 persons	106,566	88,333	194,899	25.8%

(1)          Includes shares beneficially owned, directly or indirectly, together with associates. Also includes shares held as trustee and held by or as custodian for minor children, by a closely held business or other associate. Unless otherwise indicated, all shares are held as community property under California law or with sole voting and investment power.

(2)          Mr. Rossi’s beneficially-owned shares include 457 shares held in the name of The Rossi Foundation, of which Mr. Rossi holds no voting power.

Management of the Company is aware of one person who owns, beneficially or of record, more than 5% of the Company’s outstanding Common Stock:

The Patrick W. Hopper Trust beneficially owns 41,634 shares of common stock, or 6.3% of total shares outstanding.

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

Some of the Bank’s directors and executive officers and their immediate families, as well as the companies with which such directors and executive officers are associated, are customers of, and have had banking transactions with the Bank in the ordinary course of business and anticipate having such banking transactions with such persons in the future. In the opinion of Management, all loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness and did not involve more than a normal risk of collectibility or present other unfavorable features. As of December 31, 2005, loans outstanding to the Bank’s directors and executive officers (including associated companies) totaled approximately $3,349,000.

Item 13. Exhibits

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Employment Contract – Ms. Robinson (B)
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street Nipomo CA (C)
10.9	Employment Agreement – Ms. Robinson (E)
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (G)
10.11	Salary Protection Agreement – Mr. Pigeon (H)
10.12	Salary Protection Agreement – Mr. Judge (I)
21	Subsidiaries of the registrant	80
23.1	Independent Auditors’ Consent	81
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act	82
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act	83
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act	84
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act	85

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

(G)                                Amendment included in the Company’s Form 10-QSB filed on August 10, 2004

(H)                               Included in the Company’s Form 8-K filed on January 19, 2005

(I)                                    Included in the Company’s Form 8-K filed on February 17, 2005

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional audit services rendered by Vavrinek, Trine, Day & Co., LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005, and December 31, 2004, and fees billed for the other services rendered by Vavrinek, Trine, Day & Co., LLP during those periods.

(Amounts in dollars)	2005	2004
Audit Fees	$42,000	$37,000
Tax Fees	5,000	4,000

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

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:	March 29, 2006

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:	March 29, 2006

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault

BRUCE M. BREAULT	Founding Chairman of the Board	March 27, 2006
(Emeritus)
/s/ Roxanne M. Carr
ROXANNE M. CARR	Vice Chairman of the Board	March 27, 2006

/s/ William B. Coy
WILLIAM B. COY	Chairman of the Board	March 27, 2006

RICHARD KORSGAARD	Director

/s/ Ronald B. Pigeon
RONALD B. PIGEON	Executive Vice President and Chief	March 27, 2006
Financial Officer
(Principal Accounting Officer)
/s/ Anita M. Robinson
ANITA M. ROBINSON	Director, President and Chief Executive
	Officer	March 27, 2006

/s/ Robin L. Rossi
ROBIN L. ROSSI	Director	March 27, 2006

/s/ Gary E. Stemper
GARY E. STEMPER	Immediate Past Chairman of the Board	March 27, 2006

/s/ Karl F. Wittstrom
KARL F. WITTSTROM	Director and Secretary	March 27, 2006