Form 10QSB
period 2006-03-31
MISSION COMMUNITY BANCORP
filed 2006-05-15
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  668,499 shares of common stock outstanding as of May 1, 2006.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Mission Community Bancorp

March 31, 2006

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited	(dollars in thousands)

	March 31, 2006	December 31, 2005	March 31, 2005
Assets
Cash and due from banks	$4,171	$4,433	$2,747
Federal funds sold	3,110	7,950	8,310
Total cash and cash equivalents	7,281	12,383	11,057
Interest-bearing deposits in other banks	550	550	550
Investment securities:
Investment securities available for sale	15,992	15,816	6,560
Investment securities held to maturity	—	—	8,717
Total investment securities	15,992	15,816	15,277

Loans held for sale	632	241	622

Loans, net of unearned income	113,543	119,234	103,860
Less allowance for loan losses	(1,216)	(1,141)	(1,094)
Net loans	112,327	118,093	102,766

Federal Home Loan Bank stock and other stock, at cost	1,247	1,499	1,081
Premises and equipment	3,319	3,331	2,691
Cash surrender value of life insurance	2,153	2,135	2,080
Accrued interest and other assets	2,666	2,240	2,285
Total Assets	$146,167	$156,288	$138,409

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$27,426	$27,970	$21,381
Money market, NOW and savings	36,321	39,280	48,026
Time certificates of deposit	53,342	60,338	46,312
Total deposits	117,089	127,588	115,719
Other borrowings	13,400	13,400	8,400
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,343	1,225	959
Total liabilities	134,925	145,306	128,171
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized; Issued and outstanding: 665,999 at March 31, 2006; 659,799 at December 31, 2005 and 644,599 at March 31, 2005	6,756	6,656	6,410
Retained earnings	3,637	3,434	2,782
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(235)	(192)	(38)
Total shareholders’ equity	11,242	10,982	10,238
Total Liabilities and Shareholders’ Equity	$146,167	$156,288	$138,409

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited	(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Interest Income
Interest and fees on loans	$2,527	$1,890
Interest on investment securities	163	143
Other interest income	68	44
Total interest income	2,758	2,077
Interest Expense
Interest on money market, NOW and savings deposits	258	199
Interest on time certificates of deposit	579	243
Other interest expense	200	114
Total interest expense	1,037	556
Net interest income	1,721	1,521
Provision for loan losses	75	—
Net interest income after provision for loan losses	1,646	1,521
Non-interest income
Service charges on deposit accounts	55	76
Gain on sale of loans	109	96
Loan servicing fees, net of amortization	(12)	51
Other income and fees	28	52
Total non-interest income	180	275
Non-interest expense
Salaries and employee benefits	846	846
Occupancy expenses	127	135
Furniture and equipment	73	48
Data processing	108	93
Professional fees	44	44
Marketing and business development	67	38
Office supplies and expenses	56	78
Insurance and regulatory assessments	55	17
Loan and lease expenses	24	17
Other expenses	92	133
Total non-interest expense	1,492	1,449
Income before income taxes	334	347
Income tax expense	131	136
Net Income	$203	$211

Per Share Data:
Net Income - Basic	$0.26	$0.28
Net Income - Diluted	$0.24	$0.26

Average shares outstanding - basic	783,979	764,988
Average shares outstanding - diluted	840,106	826,033

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

		Common Stock				Accumulated
		and Paid-In				Other
	Preferred	Capital		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2005	$1,084	642,599	$6,387		$2,571	$(15)	$10,027

Exercise of stock options		2,000	23				23

Comprehensive income:
Net income				$211	211		211
Net unrealized gain on available-for-sale securities, net of taxes of $25				(36)		(36)	(36)
Net unrealized gain on security transferred from held-to-maturity to available-for-sale, net of taxes of $9	—	—	—	13	—	13	13
Total comprehensive income				$188

Balance at March 31, 2005	$1,084	644,599	$6,410		$2,782	$(38)	$10,238

Balance at January 1, 2006	$1,084	659,799	$6,656		$3,434	$(193)	$10,981

Exercise of stock options and related tax benefit of $24		6,200	85				85

Stock-based compensation			15				15

Comprehensive income:
Net income				$203	203		203
Net unrealized loss on available-for-sale securities, net of taxes of $30	—	—	—	(42)	—	(42)	(42)
Total comprehensive income				$161

Balance at March 31, 2006	$1,084	665,999	$6,756		$3,637	$(235)	$11,242

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities
Net income	$203	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	97
Stock-based compensation	15	—
Provision for loan losses	75	—
Gain on loan sales	(109)	(96)
Proceeds from loan sales	410	1,148
Loans originated for sale	(763)	(443)
Increase in cash surrender value of life insusance	(18)	(20)
Other, net	(378)	(89)
Net cash provided by (used in) operating activities	(472)	808
Investing Activities
Redemptions of Federal Home Loan Bank and other stock	262	—
Purchase of available-for-sale securities	(877)	—
Proceeds from maturities, calls and paydowns of available-for-sale securities	623	262
Proceeds from maturities of held-to-maturity securities	—	184
Net decrease (increase) in loans	5,839	(1,703)
Purchases of premises and equipment	(63)	(272)
Net cash provided by (used in) investing activities	5,784	(1,529)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	(3,503)	1,841
Net increase (decrease) in time deposits	(6,996)	1,042
Net decrease in other borrowings	—	(4,100)
Proceeds from exercise of stock options	85	23
Net cash provided by financing activities	(10,414)	(1,194)
Net increase(decrease) in cash and cash equivalents	(5,102)	(1,915)
Cash and cash equivalents at beginning of year	12,383	12,972
Cash and cash equivalents at end of period	$7,281	$11,057

Supplemental disclosures of cash flow information:
Interest paid	$963	$533
Taxes paid	—	—
Reclassification of securities from held-to-maturity to available-for-sale	—	163

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005, which was filed on March 30, 2006.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2006 and 2005 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations. Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2 – Stock Based Compensation

At December 31, 2005, the Company had one stock option plan, which is more fully described in Note I to the consolidated financial statements in the Company’s Annual Report on Form 10-KSB. On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which addresses accounting for equity-based compensation arrangements, including employee stock options. SFAS 123R replaced SFAS 123 and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related guidance.

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123. During the three months ended March 31, 2006, the Bank recognized pre-tax stock-based compensation expense of $15 thousand as a result of adopting SFAS 123R.

Prior to 2006 the Bank accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related guidance. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. This resulted in no compensation cost being recognized for stock options for periods prior to 2006.

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

For the Three Months Ended
(Unaudited - in thousands, except per-share data)	March 31, 2005
Net Income:
As Reported	$211
Stock-based compensation recognized	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123, net of tax	(15)
Pro Forma	$196

Basic Income Per Share:
As Reported	$0.28
Pro Forma	0.26

Diluted Income Per Share:
As Reported	0.26
Pro Forma	0.24

Note 3 – Transfer of Securities from Held-to-Maturity to Available-for-Sale

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise. This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security. During 2004, management established a loss reserve for this security after concluding it was “other than temporarily impaired.”  As of March 31, 2005, the date of transfer, the gross book value of the security was $391,000 and the reserve was $250,000, for a net book value of $141,000. The fair value on March 31, 2005, was $163,000, resulting in an unrealized gain of $22,000 on the date of transfer. As of March 31, 2006, the gross book value of the security was $345,864 and the reserve was $238,918, for a net book value of $106,946.

Due to a change in investment strategy in the third quarter of 2005, all remaining securities in the held-to-maturity category were reclassified to available-for-sale on September 30, 2005. This change in investment strategy was intended to improve the Bank’s financial flexibility. The amortized cost (book value) of those securities was $7,841,000 on the date of transfer, and the fair value was $7,729,000 on that date.

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

Income Summary

For the three months ended March 31, 2006, the Company earned $203 thousand, a decrease of $8 thousand, or 4%, as compared with the $211 thousand in net income for the same three-month period of 2005. Return on average assets (annualized) was 0.54% for the first quarter of 2006, as compared with 0.63% for the first quarter of 2005. Annualized return on average equity was 7.31% for the first quarter of 2006 as compared with 8.47% for the comparable 2005 period.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income. For the three-month period ended March 31, 2006, net interest income was $1.721 million, an increase of $200 thousand, or 13% over the comparable period in 2005.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.09% for the three-month period ended March 31, 2006, a decrease of 4 basis points as compared to the same period in 2005. The decrease in the net interest margin was principally attributable to a disproportionate increase in funding costs in the first quarter of 2006 as compared to the increased yields on earning assets.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2006 and 2005:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	March 31, 2006			March 31, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$119,431	$2,527	8.58%	$103,168	$1,890	7.43%
Investment securities	16,148	163	4.09%	15,527	143	3.74%
Federal funds sold and other interest income	5,126	68	5.36%	5,941	44	3.00%
Total interest-earning assets	140,705	$2,758	7.95%	124,636	$2,077	6.76%
Non-interest-earning assets:
Allowance for loan losses	(1,167)			(1,095)
Cash and due from banks	3,194			3,567
Premises and equipment	3,341			2,607
Other assets	5,670			5,641
Total assets	$151,743			$135,356

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$4,896	$18	1.50%	$5,435	$13	0.97%
Savings deposits	33,581	240	2.90%	42,691	186	1.77%
Certificates of deposit	58,526	579	4.01%	44,455	243	2.22%
Total interest-bearing deposits	97,003	837	3.50%	92,581	442	1.94%
Federal funds purchased	—	—	—	26	—	3.60%
Federal Home Loan Bank advances	13,400	137	4.17%	7,704	69	3.62%
Subordinated debt	3,093	63	8.22%	3,093	45	5.91%
Total borrowed funds	16,493	200	4.93%	10,823	114	4.27%
Total interest-bearing liabilities	113,496	1,037	3.71%	103,404	556	2.18%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	25,761			20,763
Other liabilities	1,229			1,086
Total liabilities	140,486			125,253
Shareholders’ equity	11,257			10,103
Total liabilities and shareholders’ equity	$151,743			$135,356
Net interest-rate spread			4.24%			4.58%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.72%			0.37%
Net interest income		$1,721	4.96%*		$1,521	4.95%*

* Net interest income as a % of earning assets

Shown in the following table is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month periods ended March 31, 2006 and 2005. Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended March 31, 2006
	Compared to 2005
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$321	$316	$637
Investment securities	6	14	20
Federal funds sold	(7)	31	24
Total increase (decrease) in interest income	320	361	681

Interest-bearing liabilities:
Transaction accounts	(1)	6	5
Savings deposits	(46)	100	54
Certificates of deposit	95	241	336
Total interest-bearing deposits	48	347	395
Federal funds purchased	—	—	—
FHLB advances	57	11	68
Subordinated debt	—	18	18
Total borrowed funds	57	29	86
Total increase (decrease) in interest expense	105	376	481
Increase (decrease) in net interest income	$215	$(15)	$200

The tables reflect the significant impact of the higher balances of loans on net interest income, and the relatively minor overall impact of the increasing short-term interest rate environment which began in mid-2004. Management expects to see continued increases in earning assets in 2006 with a continued focus on loans to small businesses.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will level off toward the middle of 2006 and possibly begin to decrease toward the end of the year. Management expects these rate changes in 2006 will have a minimal impact, either positive or negative, on the net interest margin.

Provision for Loan Losses

The Bank recorded a $75 thousand provision for loan losses for the three months ended March 31, 2006 (an annualized rate of 0.25% of average loans outstanding). No provision was recorded in the first quarter of 2005. The Bank had no charge-offs or recoveries for the first three months of 2006 or 2005. The ratio of allowance for loan losses to total loans was 1.07% at March 31, 2006, as compared to 1.05% a year ago and 0.96% as of December 31, 2005.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans. For the three-month period ended March 31, 2006, non-interest income was $180 thousand, a decrease of $95 thousand, or 35%, from the same period in 2005.

The following table shows the major components of non interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended
	March 31,		Change
	2006	2005	Amount	Percent
Service charges on deposit accounts	$55	$76	$(21)	-28%
Gain on sale of loans	109	96	13	14%
Loan servicing fees, net of amortization	(12)	51	(63)	-124%
Other income and fees	28	52	(24)	-46%
Total non-interest income	$180	$275	$(95)	-35%

The majority of the service charge income relates to NSF fee income and other fees not directly assessed on deposit accounts. Many of the Bank’s deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future.

The Bank derives a material portion of its non interest income from the sale of loans, most of which are SBA-guaranteed loans. When these loans are sold with servicing retained, a gain is generally recognized and a servicing asset is recorded representing the present value of the net servicing fees expected to be received in the future. The primary decrease in non-interest income in 2006 as compared to 2005 is in loan servicing fees. This decrease relates primarily to increased amortization of SBA servicing assets due to loan prepayments in advance of the Bank’s initial projections.

Non Interest Expense

Non interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non interest expenses increased by $43 thousand or 3% for the three months ended March 31, 2006, as compared to the first quarter of 2005, as shown in the following table:

Non-Interest Expense

(In thousands)

	For the Three Months Ended
	March 31,		Change
	2006	2005	Amount	Percent
Salaries and employee benefits	$846	$846	$—	0%
Occupancy expenses	127	135	(8)	-6%
Furniture and equipment	73	48	25	52%
Data processing	108	93	15	16%
Professional fees	44	44	—	0%
Marketing and business development	67	38	29	76%
Office supplies and expenses	56	78	(22)	-28%
Insurance and regulatory assessments	55	17	38	224%
Loan and lease expenses	24	17	7	41%
Other	92	133	(41)	-31%
Total non-interest expense	$1,492	$1,449	$43	3%

The closure of the Bank’s branch office located in Nipomo, California, contributed to the containment of costs experienced in the first quarter of 2006.

Income Taxes

Income tax expense for the three months ended March 31, 2006, was $131 thousand, compared with $136 thousand for the same period in 2005. The effective tax rate (income tax expense as a percentage of pre-tax income) for the first quarter of 2006 was 39.3%, compared with 39.2% for the same period in 2005.

Balance Sheet Analysis

At March 31, 2006, consolidated assets totaled $146.2 million, as compared with $156.3 million at December 31, 2005, and $138.4 million at the end of 2005’s first quarter. This represents a decrease of $10.1 million (a 26.3% annual rate) since December of 2005. Total loans have decreased $5.3 million, or 17.9%, over that period. Deposits have decreased $10.5 million (33.4%) and shareholders’ equity has increased $0.3 million (9.6%) over that same period. These decreases have been driven primarily by loans paid off during the quarter, with the proceeds used to pay down higher-cost certificates of deposit.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter*
	March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(10,121)	-26.3%	$14,374	40.2%	$15	0.0%	$3,490	10.1%	$(840)	-2.4%
Earning Assets	(9,925)	-28.0%	12,915	39.1%	645	2.0%	1,584	4.9%	(1,412)	-4.4%
Loans	(5,261)	-17.9%	8,209	29.3%	3,463	12.7%	3,293	12.6%	1,158	4.5%
Deposits	(10,499)	-33.4%	14,001	48.9%	(5,278)	-17.6%	3,146	10.9%	2,883	10.4%
Borrowings	—	0.0%	—	0.0%	5,000	236.2%	—	0.0%	(4,100)	-133.0%
Shareholders’ Equity	260	9.6%	381	14.3%	157	6.0%	206	8.1%	211	8.5%

*Percentages shown as annualized rates

Asset Quality

Non-accrual loans totaled $361 thousand at March 31, 2006, as compared to $76 thousand at December 31, 2005 and $202 thousand at March 31, 2005. Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of March 31, 2006 and 2005.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2006 and 2005:

Non-Performing Assets

(in thousands)

	March 31	December 31	March 31
	2006	2005	2005
Loans in nonaccrual status	$361	$76	$202
Loans past due 90 days or more and accruing	—	—	—
Restructured loans	—	—	—
Total nonperforming loans	361	76	202
Other real estate owned	—	—	—
Total nonperforming assets	$361	$76	$202

Allowance for loan losses	$1,216	$1,141	$1,094

Asset quality ratios:
Non-performing assets to total assets	0.25%	0.05%	0.15%
Non-performing loans to total loans	0.32%	0.06%	0.19%
Allowance for loan losses to total loans	1.07%	0.96%	1.05%
Allowance for loan losses to total non-performing loans	337%	1501%	542%

The increase in non-accrual loans from December 31, 2006 represents one loan to a borrower in bankruptcy. The Bank expects to be paid in full from the sale of the collateral. The $361 thousand of loans on non-accrual as of March 31, 2006, are supported by $56 thousand of SBA loan guarantees.

Potential Problem Loans

At March 31, 2006, the Bank had approximately $2.5 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. This represents a $1.7 million decrease from the $4.2 million of potential problem loans at December 31, 2005, due to the payoff of one residential construction loan. Potential problem loans were identified through the ongoing loan review process. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of March 31, 2006, there can be no assurances that new problem loans will not develop in future periods. A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2006 totaled $1.216 million, an increase of $75 thousand, or 6.6%, from December 31, 2005, and up $122 thousand, or 11.2%, as compared with March 31, 2005. The ratio of ALLL to total loans at March 31, 2006, was 1.07%, an increase of 0.11% from December 31, 2005, and an increase of two basis points from March 31, 2005. At March 31, 2006 and 2005, the ratio of ALLL to total non-performing loans was 337% and 542%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2006 and 2005:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$1,141	$1,094
Provision for loan losses	75	—
Loans charged off	—	—
Recoveries of previous charge-offs	—	—
Net recoveries (charge-offs)	—	—
Balance at end of period	$1,216	$1,094

Allowance for loan losses as a percentage of:
Period end loans	1.07%	1.05%
Non-performing loans	337%	542%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.00%	0.00%
Provision for loan losses	0.25%	0.00%

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

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2006, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments. As of March 31, 2006, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors. This information is used to project, as realistically as possible, the probable loss, and this calculation is reviewed monthly. In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve. In September 2004, the reserve was increased by $100 thousand. As of March 31, 2006, the book value of the security was $107 thousand ($346 thousand amortized cost less the loss reserve, which totals $239 thousand), and the fair value was approximately $161 thousand.

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

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher. The portfolio consists of a mixture of fixed-rate US agency securities

(43%), floating-rate mortgage-backed securities (27%), fixed-rate mortgage-backed securities (22%), fixed-rate tax-exempt municipal securities (5%) and fixed-rate CMO’s (3%). 27% of the portfolio has floating rates while the remaining 73% is fixed rate. The average life of the portfolio is projected to be 4.0 years.

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $117.1 million as of March 31, 2006, as compared with $127.6 million at December 31, 2005, and $115.7 million at March 31, 2005.

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

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates. Management expects that brokered deposits will continue to be used in 2006 if locally-generated deposits are insufficient to fund loan growth.

In August 2005 the Bank launched a new suite of deposit products: the Mission Community Club program. The Community Club provides new bank customers with free checking, higher-than-normal yields on savings accounts and certificates of deposit, and attractive interest rates on credit cards. In exchange for the generation of new core deposit account balances, the Bank will support five local non-profit organizations with grants of $5,000 each. These grants are expected to be made in the second quarter of 2006.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”). Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of March 31, 2006, borrowings from the FHLB totaled $13.4 million. Of the $13.4 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013. Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2006, December 31, 2005, and March 31, 2005:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Capital (to Risk-Weighted Assets)	$14,952	11.59%	$12,901	10.0%	$10,320	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,681	10.60%	$7,740	6.0%	$5,160	4.0%
Tier 1 Capital (to Average Assets)	$13,681	9.05%	$7,556	5.0%	$6,044	4.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$14,599	10.69%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,403	9.82%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$13,403	9.23%	$6,802	5.0%	$5,442	4.0%

As of March 31, 2005:
Total Capital (to Risk-Weighted Assets)	$13,703	11.65%	$11,760	10.0%	$9,408	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,559	10.68%	$7,056	6.0%	$4,704	4.0%
Tier 1 Capital (to Average Assets)	$12,559	9.32%	$6,735	5.0%	$5,388	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2006 and 2007.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity is at the low end of targeted levels as measured by Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio (guideline is less than 95%) which was at 97% as of March 31, 2006, as compared with 90% at March 31, 2005. The Bank considers current and potential FHLB borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	March 31	December 31	March 31
	2006	2005	2005
Commitments to Extend Credit	$34,813	$37,379	$23,480
Standby Letters of Credit	203	203	181
	$35,016	$37,582	$23,661

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

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state chartered member bank, the Bank is examined by the FRB and the DFI. Prior to the December 2003 charter conversion, the Bank was periodically examined by the Office of the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology. Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee. The Bank underwent a joint Safety and Soundness examination by the DFI and FRB in February 2006 and is awaiting their examination report, although management has no reason to expect a less than satisfactory rating from this most recent examination. Should an examination reveal material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action. Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted. In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken. These formal agreements are generally required to be disclosed to the public. As of March 31, 2006, the Bank is not operating under any formal or informal agreement with the FRB, DFI, nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting is reviewed by registered public accountants on an annual basis. These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board Audit Committee. As of December 31, 2005, the audited financial statements of the Company have been certified by the Company’s registered public accountants with no material weaknesses identified in internal controls or financial reporting. The accountants’ report of audit and recommendations were reviewed with the Board Audit Committee in February 2006.

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

The discussion concerning the issuance of preferred stock that appears in Item 5 of the Annual Report on Form 10-KSB for the year ended December 31, 2005, is hereby incorporated by reference.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2006.

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

Reports on Form 8-K:

On March 15, 2006, the Company filed a Form 8-K reporting the results of its operations for the year ended December 31, 2005.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: May 15, 20065

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: May 15, 2006