Form 10QSB
period 2006-06-30
MISSION COMMUNITY BANCORP
filed 2006-08-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  668,499 shares of common stock outstanding as of August 1, 2006.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Mission Community Bancorp

June 30, 2006

Index

PART I – FINANCIAL INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

	(dollars in thousands)

	June 30, 2006	December 31, 2005	June 30, 2005

Assets
Cash and due from banks	$3,393	$4,433	$4,381
Federal funds sold	6,070	7,950	4,375
Total cash and cash equivalents	9,463	12,383	8,756
Interest-bearing deposits in other banks	550	550	550
Investment securities:
Investment securities available for sale	16,711	15,816	8,968
Investment securities held to maturity	—	—	8,535
Total investment securities	16,711	15,816	17,503

Loans held for sale	—	241	638

Loans, net of unearned income	114,703	119,234	107,189
Less allowance for loan losses	(1,238)	(1,141)	(1,096)
Net loans	113,465	118,093	106,093

Federal Home Loan Bank stock and other stock, at cost	1,257	1,499	1,092
Premises and equipment	3,790	3,331	2,735
Cash surrender value of life insurance	2,170	2,135	2,097
Accrued interest and other assets	2,122	2,240	2,435
Total Assets	$149,528	$156,288	$141,899

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$25,995	$27,970	$24,240
Money market, NOW and savings	36,295	39,280	45,580
Time certificates of deposit	58,649	60,338	49,045
Total deposits	120,939	127,588	118,865
Other borrowings	12,900	13,400	8,400
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,252	1,225	1,097
Total liabilities	138,184	145,306	131,455
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized; Issued and outstanding: 668,499 at June 30, 2006; 659,799 at December 31, 2005 and 644,599 at June 30, 2005	6,795	6,656	6,410
Retained earnings	3,795	3,434	2,967
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(330)	(192)	(17)
Total shareholders’ equity	11,344	10,982	10,444
Total Liabilities and Shareholders’ Equity	$149,528	$156,288	$141,899

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income
Unaudited

	(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Interest Income
Interest and fees on loans	$2,606	$2,010	$5,133	$3,900
Interest on investment securities	168	154	331	297
Other interest income	83	53	151	97
Total interest income	2,857	2,217	5,615	4,294
Interest Expense
Interest on money market, NOW and savings deposits	243	214	501	413
Interest on time certificates of deposit	621	345	1,200	588
Other interest expense	206	135	406	249
Total interest expense	1,070	694	2,107	1,250
Net interest income	1,787	1,523	3,508	3,044
Provision for loan losses	25	—	100	—
Net interest income after provision for loan losses	1,762	1,523	3,408	3,044
Non-interest income
Service charges on deposit accounts	58	55	113	131
Gain on sale of loans	25	46	134	142
Loan servicing fees, net of amortization	(83)	45	(95)	96
Other income and fees	25	54	53	106
Total non-interest income	25	200	205	475
Non-interest expense
Salaries and employee benefits	857	780	1,703	1,626
Occupancy expenses	141	154	268	289
Furniture and equipment	73	64	146	112
Data processing	108	98	216	191
Professional fees	53	44	97	88
Marketing and business development	86	62	153	100
Office supplies and expenses	53	58	109	136
Insurance and regulatory assessments	33	24	88	41
Loan and lease expenses	15	23	39	40
Other expenses	112	116	204	249
Total non-interest expense	1,531	1,423	3,023	2,872
Income before income taxes	256	300	590	647
Income tax expense	98	115	229	251
Net Income	$158	$185	$361	$396

Per Share Data:
Net Income - Basic	$0.20	$0.24	$0.46	$0.52
Net Income - Diluted	$0.19	$0.22	$0.43	$0.48

Average shares outstanding - basic	788,285	765,099	786,144	765,044
Average shares outstanding - diluted	842,752	826,280	841,665	825,946

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

		Common Stock				Accumulated
		and Paid-In				Other
	Preferred	Capital		Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income(Loss)	Total
Balance at January 1, 2005	$1,084	642,599	$6,387		$2,571	$(15)	$10,027

Exercise of stock options		2,000	23				23

Comprehensive income:
Net income				$396	396		396
Net unrealized loss on available-for-sale securities, net of taxes of $(10)				(15)		(15)	(15)
Net unrealized gain on security transferred from held-to-maturity to available-for-sale, net of taxes of $9	—	—	—	13	—	13	13
Total comprehensive income				$394

Balance at June 30, 2005	$1,084	644,599	$6,410		$2,967	$(17)	$10,444

Balance at January 1, 2006	$1,084	659,799	$6,656		$3,434	$(193)	$10,981

Exercise of stock options and related tax benefit of $24		8,700	108				108

Stock-based compensation			31				31

Comprehensive income:
Net income				$361	361		361
Net unrealized loss on available-for-sale securities, net of taxes of $95	—	—	—	(137)	—	(137)	(137)
Total comprehensive income				$224

Balance at June 30, 2006	$1,084	668,499	$6,795		$3,795	$(330)	$11,344

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Operating Activities
Net income	$361	$396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184	145
Stock-based compensation	31	—
Provision for loan losses	100	—
Gain on loan sales	(134)	(142)
Increase in cash surrender value of life insurance	(35)	(37)
Other, net	(22)	62
Proceeds from loan sales	2,854	1,808
Loans originated for sale	(988)	(1,666)
Net cash provided by operating activities	2,351	566
Investing Activities
Purchases of Federal Home Loan Bank and other stock	—	(11)
Redemptions of Federal Home Loan Bank and other stock	262	—
Purchase of available-for-sale securities	(2,232)	(2,742)
Proceeds from maturities, calls and paydowns of available-for-sale securities	1,095	627
Proceeds from maturities of held-to-maturity securities	—	364
Net decrease (increase) in loans	3,262	(4,588)
Purchases of premises and equipment	(620)	(384)
Proceeds from sale of fixed assets	2	—
Net cash provided by (used in) investing activities	1,769	(6,734)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	(4,959)	2,253
Net increase (decrease) in time deposits	(1,689)	3,776
Net decrease in other borrowings	(500)	(4,100)
Proceeds from exercise of stock options	108	23
Net cash provided by (used in) financing activities	(7,040)	1,952
Net (decrease) in cash and cash equivalents	(2,920)	(4,216)
Cash and cash equivalents at beginning of year	12,383	12,972
Cash and cash equivalents at end of period	$9,463	$8,756

Supplemental disclosures of cash flow information:
Interest paid	$1,972	$1,197
Taxes paid	290	270
Reclassification of securities from held-to-maturity to available-for-sale	—	163

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-and six-month periods ended June 30, 2006 and 2005 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

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

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.  During the three- and six-month periods ended June 30, 2006, the Bank recognized pre-tax stock-based compensation expense of $16 thousand and $31 thousand, respectively, as a result of adopting SFAS 123R.

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

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Unaudited - in thousands, except per-share data)
	For the Periods Ended June 30, 2005
	Three Months	Six Months
Net Income:
As Reported	$185	$396
Stock-based compensation recognized	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123, net of tax	(15)	(30)
Pro Forma	$170	$366

Basic Income Per Share:
As Reported	$0.24	$0.52
Pro Forma	0.22	0.48

Diluted Income Per Share:
As Reported	0.22	0.48
Pro Forma	0.21	0.44

Note 3 – Transfer of Securities from Held-to-Maturity to Available-for-Sale

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise.  This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security.  During 2004, management established a loss reserve for this security after concluding it was “other than temporarily impaired.”  As of March 31, 2005, the date of transfer, the gross book value of the security was $391,000 and the reserve was $250,000, for a net book value of $141,000.  The fair value on March 31, 2005, was $163,000, resulting in an unrealized gain of $22,000 on the date of transfer.  As of June 30, 2006, the gross book value of the security was $341,407 and the reserve was $243,434, for a net book value of $97,973.

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

Note 5 — Recent Accounting Pronouncement

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if, based on its technical merits, the position is more likely than not to be sustained on audit. The provisions of FIN 48 are effective for the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Because the guidance was very recently issued, we have not yet determined its impact, if any, on our financial statements, but currently do not expect that it will have a material effect in 2007.

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

Income Summary

For the three months ended June 30, 2006, the Company earned $158 thousand, a decrease of $27 thousand, or 15%, as compared with the $185 thousand in net income for the same three-month period of 2005.  Return on average assets (annualized) was 0.43% for the second quarter of 2006, as compared with 0.53% for the second quarter of 2005.  Annualized return on average equity was 5.54% for the second quarter of 2006 as compared with 7.05% for the comparable 2005 period.

For the six months ended June 30, 2006, the Company earned $361 thousand, a decrease of $35 thousand, or 9%, as compared with the $396 thousand in net income for the first half of 2005.

Return on average assets (annualized) was 0.48% for the first six months of 2006, as compared with 0.58% for the first half of 2005.  Annualized return on average equity was 6.42% for the first half of 2006 as compared with 7.87% for the comparable 2005 period.

Income before income taxes for the second quarter of 2006 was down $44 thousand from the comparable 2005 period; for the six months pre-tax income decreased $57 thousand.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income
	Increase (Decrease)
	2nd Quarter	Six Months
Change from 2005 to 2006 in:
Net interest income	$264	$464
Provision for loan losses	(25)	(100)
Non-interest income	(175)	(270)
Non-interest expense	(108)	(151)
Change in income before income taxes	$(44)	$(57)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2006, net interest income was $1.787 million, an increase of $264 thousand, or 17% over the comparable period in 2005.  For the first six months of 2006, net interest income was $3.508 million—a $464 thousand, or 15%, increase over the comparable 2005 period.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.23% for the three-month period ended June 30, 2006, an increase of 47 basis points as compared to the same period in 2005.  The increase in the net interest margin was partially attributable to the overall increase in interest rates, as well as to a change in the mix of assets and liabilities over the past year.  Loans—the most profitable component of interest-earning assets—comprised 84% of total earning assets in the second quarter of 2006, compared with 82% in the second quarter a year ago.  On the liability side of the balance sheet, non-interest-bearing demand deposits comprised 21% of total deposits in the second quarter of 2006, compared with 19% in the same period of 2005.  More importantly, though, a significant number of loan payoffs prior to maturity occurred in the second quarter of 2006, which had a substantial one-time positive impact on loan yields.  This is discussed further in the Rate/Volume Variance Analysis section below.

For the six months ended June 30, 2006, the net interest margin was 5.09%, an increase of 24 basis points as compared to the same period in 2005.  The fundamental reasons given above for the increase in margin for the second quarter hold true for the six months as well.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2006 and 2005:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$114,795	$2,606	9.10%	$105,785	$2,010	7.62%
Investment securities	16,187	168	4.17%	16,237	154	3.79%
Federal funds sold and other interest income	6,150	83	5.44%	6,291	53	3.39%
Total interest-earning assets	137,132	$2,857	8.36%	128,313	$2,217	6.93%
Non-interest-earning assets:
Allowance for loan losses	(1,218)			(1,099)
Cash and due from banks	3,190			3,314
Premises and equipment	3,644			2,734
Other assets	6,022			5,868
Total assets	$148,770			$139,130

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$6,438	$25	1.56%	$4,762	$12	1.00%
Savings deposits	30,305	218	2.88%	39,308	202	2.06%
Certificates of deposit	57,757	621	4.31%	50,090	345	2.76%
Total interest-bearing deposits	94,500	864	3.67%	94,160	559	2.38%
Federal funds purchased	—	—	—	14	—	4.07%
Federal Home Loan Bank advances	13,257	139	4.19%	8,400	80	3.83%
Subordinated debt	3,093	67	8.69%	3,093	55	7.07%
Total borrowed funds	16,350	206	5.04%	11,507	135	4.70%
Total interest-bearing liabilities	110,850	1,070	3.87%	105,667	694	2.63%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	25,118			22,114
Other liabilities	1,362			821
Total liabilities	137,330			128,602
Shareholders’ equity	11,440			10,528
Total liabilities and shareholders’ equity	$148,770			$139,130
Net interest-rate spread			4.49%			4.30%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.74%			0.46%
Net interest income		$1,787	5.23%*		$1,523	4.76%*

* Net interest income as a % of earning assets

Net Interest Analysis

(Dollars in thousands)

	For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$117,101	$5,133	8.84%	$104,484	$3,900	7.53%
Investment securities	16,168	331	4.13%	15,884	297	3.77%
Federal funds sold and other interest income	5,641	151	5.40%	6,117	97	3.20%
Total interest-earning assets	138,910	$5,615	8.15%	126,485	$4,294	6.85%
Non-interest-earning assets:
Allowance for loan losses	(1,193)			(1,096)
Cash and due from banks	3,192			3,439
Premises and equipment	3,493			2,671
Other assets	5,846			5,755
Total assets	$150,248			$137,254

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$5,671	$43	1.53%	$5,097	$25	0.98%
Savings deposits	31,931	458	2.89%	40,963	388	1.91%
Certificates of deposit	58,140	1,200	4.16%	47,288	588	2.51%
Total interest-bearing deposits	95,742	1,701	3.58%	93,348	1,001	2.16%
Federal funds purchased	—	—	—	20	—	3.77%
Federal Home Loan Bank advances	13,328	276	4.18%	8,054	149	3.73%
Subordinated debt	3,093	130	8.46%	3,093	100	6.49%
Total borrowed funds	16,421	406	4.98%	11,167	249	4.50%
Total interest-bearing liabilities	112,163	2,107	3.79%	104,515	1,250	2.41%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	25,441			21,470
Other liabilities	1,296			1,128
Total liabilities	138,900			127,113
Shareholders’ equity	11,348			10,141
Total liabilities and shareholders’ equity	$150,248			$137,254
Net interest-rate spread			4.36%			4.44%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.73%			0.41%
Net interest income		$3,508	5.09%*		$3,044	4.85%*

* Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and six-month periods ended June 30, 2006 and 2005.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended June 30, 2006 Compared to 2005
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$181	$415	$596
Investment securities	—	14	14
Federal funds sold	(1)	31	30
Total increase (decrease) in interest income	180	460	640

Interest-bearing liabilities:
Transaction accounts	5	8	13
Savings deposits	(53)	69	16
Certificates of deposit	59	217	276
Total interest-bearing deposits	11	294	305
Federal funds purchased	—	—	—
FHLB advances	50	9	59
Subordinated debt	—	12	12
Total borrowed funds	50	21	71
Total increase (decrease) in interest expense	61	315	376
Increase (decrease) in net interest income	$119	$145	$264

Rate / Volume Variance Analysis

(In thousands)

	Six Months Ended June 30, 2006 Compared to 2005
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$505	$728	$1,233
Investment securities	5	29	34
Federal funds sold	(8)	62	54
Total increase (decrease) in interest income	502	819	1,321

Interest-bearing liabilities:
Transaction accounts	3	15	18
Savings deposits	(99)	169	70
Certificates of deposit	158	454	612
Total interest-bearing deposits	62	638	700
Federal funds purchased	—	—	—
FHLB advances	107	20	127
Subordinated debt	—	30	30
Total borrowed funds	107	50	157
Total increase (decrease) in interest expense	169	688	857
Increase (decrease) in net interest income	$333	$131	$464

The tables reflect the impact of the higher balances of loans on net interest income.  Although increased interest rates appear to have had a substantial impact on net interest income, ($145 thousand for the second quarter and $131 thousand for the six months), the rate variance for loans for the second quarter includes $93 thousand ($120 thousand for the six months) in deferred discounts that were accelerated in 2006 because the loans paid off early.  A very real impact of the rising rate environment has been the challenge the Bank has faced to maintain loan growth in the face of significant early payoffs, many of which paid off because of rising rates.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will level off in the second half of 2006 and may begin to decrease by the end of the year.  Management expects these rate changes in 2006 will have a minimal impact, either positive or negative, on the net interest margin.

Provision for Loan Losses

The Bank recorded a $100 thousand provision for loan losses for the six months ended June 30, 2006 (an annualized rate of 0.11% of average loans outstanding). For the second quarter of 2006 a $25 thousand provision was recorded (0.09% of average loans, annualized).  No provision was recorded in the first half of 2005.  The Bank had net charge-offs of $3 thousand for the first six months of 2006, as compared with net recoveries of $2 thousand for the first half of 2005.  The ratio of allowance for loan losses to total loans was 1.08% at June 30, 2006, as compared to 1.02% a year ago and 0.96% as of December 31, 2005.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended June 30, 2006, non-interest income was $25 thousand, a decrease of $175 thousand, or 88%, from the same period in 2005.  For the first half of 2006, non-interest income decreased $270 thousand, or 57%, compared to the first half of 2005.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2006	2005	Change	% Change	2006	2005	Change	% Change
Service charges on deposit accounts	$58	$55	$3	5%	$113	$131	$(18)	-14%
Gain on sale of loans	25	46	(21)	-46%	134	142	(8)	-6%
Loan servicing fees, net of amortization	(83)	45	(128)	-284%	(95)	96	(191)	-199%
Other income and fees	25	54	(29)	-54%	53	106	(53)	-50%
Total non-interest income	$25	$200	$(175)	-88%	$205	$475	$(270)	-57%

The Bank derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  When these loans are sold with servicing retained, a gain is generally recognized and a servicing asset is recorded representing the present value of the net servicing fees expected to be received in the future.  The servicing asset is then amortized over the period that servicing fees to be received are expected to exceed the costs of servicing.  The primary decrease in non-interest income in 2006 as compared to 2005 is in loan servicing fees.  This decrease relates primarily to increased amortization of SBA servicing assets due to loan prepayments in advance of the Bank’s initial projections.  That increased amortization exceeded actual servicing fees received in the second quarter and first six months of 2006, resulting in negative net loan servicing fees for those periods.  In the second quarter of 2006, loans with remaining servicing assets totaling $103 thousand ($145 thousand for the six months) paid off early, resulting in acceleration of the servicing asset amortization related to those loans.  For the first half of 2005, no servicing assets were accelerated related to early loan payoffs.

The majority of the service charge income relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no fees, and the Bank does not expect to change this strategy in the near future.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $108 thousand or 8% for the three months ended June 30, 2006, as compared to the second quarter of 2005.  For the first half of 2006, non-interest expenses increased $151 thousand, or 5%, compared to the same period in 2005.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2006	2005	Change	% Change	2006	2005	Change	% Change
Salaries and employee benefits	$857	$780	$77	10%	$1,703	$1,626	$77	5%
Occupancy expenses	141	154	(13)	-8%	268	289	(21)	-7%
Furniture and equipment	73	64	9	14%	146	112	34	30%
Data processing	108	98	10	10%	216	191	25	13%
Professional fees	53	44	9	20%	97	88	9	10%
Marketing and business development	86	62	24	39%	153	100	53	53%
Office supplies and expenses	53	58	(5)	-9%	109	136	(27)	-20%
Insurance and regulatory assessments	33	24	9	38%	88	41	47	115%
Loan and lease expenses	15	23	(8)	-35%	39	40	(1)	-3%
Other	112	116	(4)	-3%	204	249	(45)	-18%
Total non-interest expense	$1,531	$1,423	$108	8%	$3,023	$2,872	$151	5%

The increases in salaries and employee benefits include stock-based compensation expense under SFAS 123R in 2006 ($16 thousand and $31 thousand for the second quarter and six months, respectively—see Note 2 to the condensed consolidated financial statements) and reductions in costs deferred upon loan origination under SFAS 91 ($43 and $30 thousand, respectively).  The increases in marketing and business development expenses include $37 thousand and $59 thousand, respectively, in the second quarter and six months of 2006 for contributions to Mission Community Services Corporation.  The closure of the Bank’s branch office located in Nipomo, California, contributed to the containment of other costs, particularly occupancy expenses, experienced in the first half of 2006.

Income Taxes

Income tax expense for the six months ended June 30, 2006, was $229 thousand, compared with $251 thousand for the same period in 2005.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the first half of 2006 was 38.8%, compared with 38.8% for the same period in 2005.  For the second quarter of 2006 the effective tax rate was 38.3%, as compared with 38.3% for the second quarter of 2005.

Balance Sheet Analysis

At June 30, 2006, consolidated assets totaled $149.5 million, as compared with $156.3 million at December 31, 2005, and $141.9 million at the end of 2005’s second quarter.  This represents a decrease of $6.8 million (an 8.7% annual rate) since December of 2005.  Total loans have decreased $4.5 million, or 7.6% (annualized), over that period.  Deposits have decreased $6.6 million (10.4% annualized) and shareholders’ equity has increased $0.4 million (6.6%

annualized) over that same period.  The decreases in loans and deposits have been driven primarily by loans paid off during the quarter, with the proceeds used to pay down higher-cost certificates of deposit.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter*
	June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005		June 30, 2005
	$	%	$	%	$	%	$	%	$	%
Total Assets	$3,361	9.2%	$(10,121)	-26.3%	$14,374	40.2%	$15	0.0%	$3,490	10.1%
Earning Assets	4,207	12.6%	(9,988)	-28.2%	12,915	39.1%	645	2.0%	1,584	4.9%
Loans	528	1.9%	(5,324)	-18.1%	8,209	29.3%	3,463	12.7%	3,293	12.6%
Deposits	3,850	13.2%	(10,499)	-33.4%	14,001	48.9%	(5,278)	-17.6%	3,146	10.9%
Borrowings	(500)	-15.0%	–	0.0%	–	0.0%	5,000	236.2%	–	0.0%
Shareholders’ Equity	102	3.6%	260	9.6%	381	14.3%	157	6.0%	206	8.1%

*Percentages shown as annualized rates

Asset Quality

Non-accrual loans totaled $434 thousand at June 30, 2006, as compared to $76 thousand at December 31, 2005 and $76 thousand at June 30, 2005.  Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of June 30, 2006 and 2005.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2006 and 2005:

Non-Performing Assets

(in thousands)

	June 30 2006	December 31 2005	June 30 2005
Loans in nonaccrual status	$434	$76	$76
Loans past due 90 days or more and accruing	—	—	—
Restructured loans	—	—	—
Total nonperforming loans	434	76	76
Other real estate owned	—	—	—
Total nonperforming assets	$434	$76	$76

Allowance for loan losses	$1,238	$1,141	$1,096

Asset quality ratios:
Non-performing assets to total assets	0.29%	0.05%	0.05%
Non-performing loans to total loans	0.38%	0.06%	0.07%
Allowance for loan losses to total loans	1.08%	0.96%	1.02%
Allowance for loan losses to total non-performing loans	285%	1501%	1442%

The increase in non-accrual loans from December 31, 2005 represents two SBA loans.  The $434 thousand of loans on non-accrual as of June 30, 2006, are supported by $335 thousand of SBA loan guarantees.

Potential Problem Loans

At June 30, 2006, the Bank had approximately $1.9 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $2.3 million decrease from the $4.2 million of potential problem loans at December 31, 2005, due to the payoff of one residential construction loan.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of June 30, 2006, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2006 totaled $1.238 million, an increase of $97 thousand, or 8.5%, from December 31, 2005, and up $142 thousand, or 13.0%, as compared with June 30, 2005.  The ratio of ALLL to total loans at June 30, 2006, was 1.08%, an increase of 0.12% from December 31, 2005, and an increase of six basis points from June 30, 2005.  At June 30, 2006 and 2005, the ratio of ALLL to total non-performing loans was 285% and 1,442%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and six-month periods ended June 30, 2006 and 2005:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,216	$1,094	$1,141	$1,094
Provision for loan losses	25	—	100	—
Loans charged off	(4)	(1)	(4)	(1)
Recoveries of previous charge-offs	1	3	1	3
Net recoveries (charge-offs)	(3)	2	(3)	2
Balance at end of period	$1,238	$1,096	$1,238	$1,096

Allowance for loan losses as a percentage of:
Period end loans	1.08%	1.02%	1.08%	1.02%
Non-performing loans	285%	1442%	285%	1442%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.01%	-0.01%	0.00%	0.00%
Provision for loan losses	0.09%	0.00%	0.11%	0.00%

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2006, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2006, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of June 30, 2006, the book value of the security was $98 thousand ($341 thousand amortized cost less the loss reserve, which totals $243 thousand), and the fair value was approximately $158 thousand.

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

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher.  The portfolio consists of a mixture of fixed-rate US agency securities (46%), floating-rate mortgage-backed securities (24%), fixed-rate mortgage-backed securities (20%), fixed-rate tax-exempt municipal securities (7%) and fixed-rate CMO’s (3%).  The average life of the portfolio is projected to be 4.2 years, with a duration of 3.3 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $120.9 million as of June 30, 2006, as compared with $127.6 million at December 31, 2005, and $118.9 million at June 30, 2005.

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

In August 2005 the Bank launched a new suite of deposit products: the Mission Community Club program.  The Community Club provides new bank customers with free checking, higher-than-normal yields on savings accounts and certificates of deposit, and attractive interest rates on credit cards.  In exchange for the generation of new core deposit account balances, the Bank supported five local non-profit organizations with grants of $5,000 each in the second quarter of 2006.  The Bank expects to make additional grants in 2007 based on the success of the Community Club program.

During the second quarter of 2006 the Bank began to capitalize on its status as the only bank in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their deposits at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $25 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,300 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of June 30, 2006, the Bank had issued $3.1 million of certificates of deposit to local customers through the CDARS program.

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

As of June 30, 2006, borrowings from the FHLB totaled $12.9 million.  Of the $12.9 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.  The remaining $6.0 million was borrowed to meet shorter-term funding needs and matures on various dates from August 2006 through August 2007.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2006, December 31, 2005, and June 30, 2005:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
	Actual		To Be Well-Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk-Weighted Assets)	$15,238	11.72%	$12,997	10.0%	$10,397	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,945	10.73%	$7,798	6.0%	$5,199	4.0%
Tier 1 Capital (to Average Assets)	$13,945	9.42%	$7,404	5.0%	$5,923	4.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$14,599	10.69%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,403	9.82%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$13,403	9.23%	$6,802	5.0%	$5,442	4.0%

As of June 30, 2005:
Total Capital (to Risk-Weighted Assets)	$13,933	11.26%	$12,377	10.0%	$9,902	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$12,787	10.33%	$7,426	6.0%	$4,951	4.0%
Tier 1 Capital (to Average Assets)	$12,787	9.24%	$6,922	5.0%	$5,537	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2006 and 2007.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity is approximately at targeted levels, as measured by $6.1 million in Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio which was at 95% as of June 30, 2006, as compared with 90% at June 30, 2005 (guideline is no higher than 95%).  The Bank considers current and potential FHLB borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	June 30 2006	December 31 2005	June 30 2005
Commitments to Extend Credit	$36,344	$37,379	$29,757
Standby Letters of Credit	203	203	198
	$36,547	$37,582	$29,955

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California.  Real estate values continue to show increases, although demand for residential and commercial properties has slowed somewhat in recent months.  There can be no assurance that real estate values will continue to increase, or that the economy will not weaken in the short term.  The Bank monitors economic conditions, both in its market and nationally, and maintains its focus on credit quality, interest rate risk, and control of operational expenses.

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

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state chartered member bank, the Bank is examined by the FRB and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Office of the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  The Bank underwent a joint Safety and Soundness examination by the DFI and FRB in February 2006 and received a satisfactory rating from this most recent examination.  If a future examination reveals material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of June 30, 2006, the Bank is not operating under any formal or informal agreement with the FRB, DFI, nor is any such agreement pending or anticipated.

Audit reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board Audit Committee.  As of December 31, 2005, the audited financial statements of the Company have been certified by the Company’s registered public accountants with no material weaknesses identified in internal controls or financial reporting.  The accountants’ report of audit and recommendations were reviewed with the Board Audit Committee in February 2006.

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

Item 3.                          DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company’s Annual Meeting of Shareholders, which was held on May 23, 2006:

Election of Directors — Election of the following eight persons to the Board of Directors to serve until the 2007 Annual Meeting of Shareholders and until their successors are elected and have qualified:

Bruce M. Breault	Anita M. Robinson
Roxanne M. Carr	Robin L. Rossi
William B. Coy	Gary E. Stemper
Richard Korsgaard	Karl F. Wittstrom

	Shares	Percent
Authority given	569,334	85.5%
Authority withheld	-0-	—
Abstain	4,600	—

Readoption of Article Eight of the Company’s Articles of Incorporation providing for supermajority voting protection to approve mergers:

	Shares	Percent
For	474,623	71.3%
Against	13,600	2.0
Abstain	2,060	—

Readoption Article Nine of the Company’s Articles of Incorporation providing that shareholders of the Company will receive fair and equitable treatment in the event of certain business combinations:

	Shares	Percent
For	476,623	71.6%
Against	13,100	2.0
Abstain	560	—

A total of 571,634 shares (85.5% of those outstanding and entitled to vote) were represented in person or by proxy.

Item 5.                          OTHER INFORMATION

None.

Item 6.                          EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

Exhibit #		Page
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Articles of Incorporation	29
3.2	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (F)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (F)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (F)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (F)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Employment Contract – Ms. Robinson (B)
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street Nipomo CA (C)
10.9	Employment Agreement – Ms. Robinson (E)
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (G)
10.11	Salary Protection Agreement – Mr. Pigeon (H)
10.12	Salary Protection Agreement – Mr. Judge (I)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act	35
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act	36
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act	37
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act	38

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

(F)           Included in the Company’s Form 8-K filed on October 21, 2003

(G)          Amendment included in the Company’s Form 10-QSB filed on August 10, 2004

(H)         Included in the Company’s Form 8-K filed on January 19, 2005

(I)              Included in the Company’s Form 8-K filed on February 17, 2005

Reports on Form 8-K:

On May 4, 2006, the Company filed a Form 8-K reporting the purchase by the Bank of a potential building site in Paso Robles, California, and the execution of an agreement for pre-construction design services on that site.

On May 12, 2006, the Company filed a Form 8-K which included a press release giving additional information relative to the Bank’s plans for the property referred to in the 8-K filed on May 4, 2006.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:	August 11, 2006

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:	August 11, 2006