Form 10QSB
period 2006-09-30
MISSION COMMUNITY BANCORP
filed 2006-11-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  670,399 shares of common stock outstanding as of November 1, 2006.

Transitional Small Business Disclosure Format (check one)  Yes ☐  No ☑

Mission Community Bancorp
September 30, 2006

PART I

ITEM 1. FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
 Unaudited

	(dollars in thousands)
	September 30, 2006	December 31, 2005	September 30, 2005
Assets
Cash and due from banks	$2,794	$4,433	$3,107
Federal funds sold	5,545	7,950	2,455
Total cash and cash equivalents	8,339	12,383	5,562
Interest-bearing deposits in other banks	550	550	550
Investment securities:
Investment securities available for sale	17,145	15,816	16,605
Investment securities held to maturity	—	—	—
Total investment securities	17,145	15,816	16,605

Loans held for sale	1,212	241	607

Loans, net of unearned income	118,105	119,234	110,682
Less allowance for loan losses	(1,127)	(1,141)	(1,142)
Net loans	116,978	118,093	109,540

Federal Home Loan Bank stock and other stock, at cost	1,382	1,499	1,176
Premises and equipment	3,791	3,331	3,379
Cash surrender value of life insurance	2,189	2,135	2,116
Accrued interest and other assets	2,125	2,240	2,378
Total Assets	$153,711	$156,288	$141,913

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$25,816	$27,970	$25,426
Money market, NOW and savings	39,842	39,280	42,342
Time certificates of deposit	57,957	60,338	45,819
Total deposits	123,615	127,588	113,587
Other borrowings	13,900	13,400	13,400
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,359	1,225	1,232
Total liabilities	141,967	145,306	131,312

Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized;
Issued and outstanding: 670,399 at September 30, 2006; 659,799 at December 31, 2005, and 644,599 at September 30, 2005	6,859	6,656	6,410
Retained earnings	3,956	3,434	3,198
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(155)	(192)	(91)
Total shareholders’ equity	11,744	10,982	10,601
Total Liabilities and Shareholders’ Equity	$153,711	$156,288	$141,913

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income

Unaudited

	(in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest Income
Interest and fees on loans	$2,565	$2,182	$7,698	$6,082
Interest on investment securities	178	165	509	462
Other interest income	65	39	216	136
Total interest income	2,808	2,386	8,423	6,680
Interest Expense
Interest on money market, NOW and savings deposits	261	230	762	643
Interest on time certificates of deposit	612	354	1,812	942
Other interest expense	243	169	649	418
Total interest expense	1,116	753	3,223	2,003
Net interest income	1,692	1,633	5,200	4,677
Provision for loan losses	—	50	100	50
Net interest income after provision for loan losses	1,692	1,583	5,100	4,627
Non-interest income
Service charges on deposit accounts	77	76	190	207
Gain on sale of loans	14	70	148	212
Loan servicing fees, net of amortization	(24)	56	(119)	152
Other income and fees	24	50	77	156
Total non-interest income	91	252	296	727
Non-interest expense
Salaries and employee benefits	848	806	2,551	2,432
Occupancy expenses	144	153	412	442
Furniture and equipment	79	70	225	182
Data processing	121	96	337	287
Professional fees	44	64	141	152
Marketing and business development	77	46	230	146
Office supplies and expenses	53	59	162	195
Insurance and regulatory assessments	32	24	120	65
Loan and lease expenses	26	28	65	68
Provision for unfunded commitments	—	5	—	5
Other expenses	103	104	307	353
Total non-interest expense	1,527	1,455	4,550	4,327
Income before income taxes	256	380	846	1,027
Income tax expense	95	148	324	399
Net Income	$161	$232	$522	$628

Per Share Data:
Net Income — Basic	$0.20	$0.30	$0.66	$0.82
Net Income — Diluted	$0.19	$0.28	$0.62	$0.76

Average shares outstanding - basic	789,821	765,099	787,383	765,062
Average shares outstanding - diluted	842,470	826,280	842,554	826,613

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

		Common Stock				Accumulated
		and Paid-In Capital				Other
	Preferred			Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2005	$1,084	642,599	$6,387		$2,571	$(15)	$10,027

Exercise of stock options		2,000	23				23

Comprehensive income:
Net income				$627	627		627
Net unrealized loss on available-for-sale securities, net of taxes of $(16)				(23)		(23)	(23)
Net unrealized loss on securities transferred from held-to-maturity to available-for-sale, net of taxes of $(37)	—	—	—	(53)	—	(53)	(53)
Total comprehensive income				$551

Balance at September 30, 2005	$1,084	644,599	$6,410		$3,198	$(91)	$10,601

Balance at January 1, 2006	$1,084	659,799	$6,656		$3,434	$(193)	$10,981

Exercise of stock options and related tax benefit of $53		10,600	157				157
Stock-based compensation			46				46

Comprehensive income:
Net income				$522	522		522
Net unrealized gain on available-for-sale securities, net of taxes of $26	—	—	—	38	—	38	38
Total comprehensive income				$560

Balance at September 30, 2006	$1,084	670,399	$6,859		$3,956	$(155)	$11,744

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Operating Activities
Net income	$522	$627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294	231
Stock-based compensation	46	—
Provision for loan losses	100	50
Gain on loan sales	(148)	(212)
Increase in cash surrender value of life insurance	(54)	(56)
Other, net	(130)	202
Proceeds from loan sales	1,429	2,711
Loans originated for sale	(2,121)	(2,498)
Net cash provided by (used in) operating activitiers	(62)	1,060
Investing Activities
Purchases of Federal Home Loan Bank and other stock	—	(96)
Redemptions of Federal Home Loan Bank and other stock	147	—
Purchase of available-for-sale securities	(2,932)	(3,240)
Proceeds from maturities, calls and paydowns of available-for-sale securities	1,655	1,197
Proceeds from maturities of held-to-maturity securities	—	1,055
Net decrease (increase) in loans	1,165	(7,937)
Purchases of premises and equipment	(704)	(1,123)
Proceeds from sale of fixed assets	2	—
Net cash provided by (used in) investing activities	(667)	(10,144)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	(1,591)	202
Net increase (decrease) in time deposits	(2,381)	549
Net increase in other borrowings	500	900
Proceeds from exercise of stock options	157	23
Net cash provided by (used in) financing activities	(3,315)	1,674
Net (decrease) in cash and cash equivalents	(4,044)	(7,410)
Cash and cash equivalents at beginning of year	12,383	12,972
Cash and cash equivalents at end of period	$8,339	$5,562

Supplemental disclosures of cash flow information:
Interest paid	$3,043	$1,932
Taxes paid	340	345
Reclassification of securities from held-to-maturity to available-for-sale	—	7,884

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-and nine-month periods ended September 30, 2006 and 2005 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2005 amounts have been reclassified to conform to the 2006 presentation.

Note 2 — Stock Based Compensation

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

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.  During the three- and nine-month periods ended September 30, 2006, the Bank recognized pre-tax stock-based compensation expense of $15 thousand and $46 thousand, respectively, as a result of adopting SFAS 123R. As of September 30, 2006, the Company has unvested options outstanding with an unrecognized cost totaling $147,000, which is scheduled to be recognized as follows (in thousands):

4th Quarter 2006	$15
2007	48
2008	42
2009	42
Total unrecognized compensation cost	$147

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

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Unaudited - in thousands, except per-share data)	For the Periods Ended September 30, 2005
	Three Months	Nine Months
Net Income:
As Reported	$231	$627
Stock-based compensation recognized	—	—
Stock-based compensation that would have been reported sing the fair value method of SFAS 123, net of tax	(15)	(46)
Pro Forma	$216	$581

Basic Income Per Share:
As Reported	$0.30	$0.82
Pro Forma	0.28	0.76

Diluted Income Per Share:
As Reported	0.28	0.76
Pro Forma	0.26	0.70

Note 3 — Transfer of Securities from Held-to-Maturity to Available-for-Sale

During the first quarter of 2005, the Bank transferred one of its held-to-maturity securities to the available-for-sale category, due to management’s desire to sell the security in the event a suitable opportunity should arise.  This decision was based on a significant deterioration in the issuer’s creditworthiness that has occurred subsequent to its original classification as a held-to-maturity security.  During 2004, management established a loss reserve for this security after concluding it was “other than temporarily impaired.”  As of March 31, 2005, the date of transfer, the gross book value of the security was $391,000 and the reserve was $250,000, for a net book value of $141,000.  The fair value on March 31, 2005, was $163,000, resulting in an unrealized gain of $22,000 on the date of transfer.  As of September 30, 2006, the gross book value of the security was $334,477 and the reserve was $244,446, for a net book value of $90,031.

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

Note 5 — Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which will permit the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method. Currently, under SFAS 140, the Bank amortizes the SBA loan servicing asset over the period that servicing fees are expected to be received, and recognizes an impairment loss if the value of the servicing asset is determined to be impaired. We have not yet determined which method the Bank will adopt, so we cannot determine the impact of SFAS 156 on our 2007 financial statements.

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if, based on its technical merits, the position is more likely than not to be sustained on audit. The provisions of FIN 48 are effective for the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We have not yet determined the impact of FIN 48 on our financial statements, if any, but currently do not expect that it will have a material effect in 2007.

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

Income Summary

For the three months ended September 30, 2006, the Company earned $161 thousand, a decrease of $71 thousand, or 31%, as compared with the $232 thousand in net income for the same three-month period of 2005.  Return on average assets (annualized) was 0.43% for the third quarter of 2006, as compared with 0.65% for the third quarter of 2005.  Annualized return on average equity was 5.46% for the third quarter of 2006 as compared with 8.64% for the comparable 2005 period.

For the nine months ended September 30, 2006, the Company earned $522 thousand, a decrease of $106 thousand, or 17%, as compared with the $628 thousand in net income for the first nine months of 2005.  Return on average assets (annualized) was 0.47% for the first nine months of 2006, as compared with 0.61% for the first nine months of 2005.  Annualized return on average equity was 6.09% for the first nine months of 2006 as compared with 8.14% for the comparable 2005 period.

Income before income taxes for the third quarter of 2006 was down $124 thousand from the comparable 2005 period; for the nine months pre-tax income decreased $181 thousand.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)	Effect on Pre-Tax Income
	Increase (Decrease)
	3rd Quarter	Nine Months
Change from 2005 to 2006 in:
Net interest income	$59	$523
Provision for loan losses	50	(50)
Non-interest income	(161)	(431)
Non-interest expense	(72)	(223)
Change in income before income taxes	$(124)	$(181)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2006, net interest income was $1.692 million, an increase of $59 thousand, or 4% over the comparable period in 2005.  For the first nine months of 2006, net interest income was $5.200 million—a $523 thousand, or 11%, increase over the comparable 2005 period.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.81% for the three-month period ended September 30, 2006, a decrease of 12 basis points as compared to the same period in 2005.  The decrease in the net interest margin in the third quarter was principally attributable to the overall increase in interest rates, which tended to continue on the deposit side even though rates on loans began to level off.

For the nine months ended September 30, 2006, the net interest margin was 4.97%, an increase of 12 basis points as compared to the same period in 2005.  A significant number of loan payoffs prior to maturity occurred in the first half of 2006, which had a substantial one-time positive impact on loan yields.  This is discussed further in the Rate/Volume Variance Analysis section below.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2006 and 2005:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$116,858	$2,565	8.71%	$109,419	$2,182	7.91%
Investment securities	16,870	178	4.19%	17,106	165	3.83%
Federal funds sold and other interest income	5,708	65	4.48%	4,908	39	3.18%
Total interest-earning assets	139,436	$2,808	7.99%	131,433	$2,386	7.20%
Non-interest-earning assets:
Allowance for loan losses	(1,215)			(1,105)
Cash and due from banks	2,764			3,390
Premises and equipment	3,802			2,974
Other assets	4,416			4,320
Total assets	$149,203			$141,012

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$7,251	$29	1.57%	$4,577	$16	1.36%
Savings deposits	29,658	232	3.10%	39,861	214	2.13%
Certificates of deposit	54,190	612	4.48%	46,178	354	3.04%
Total interest-bearing deposits	91,099	873	3.80%	90,616	584	2.56%
Federal funds purchased	—	—	—	57	1	4.52%
Federal Home Loan Bank advances	15,085	172	4.53%	11,389	114	4.02%
Subordinated debt	3,093	71	9.13%	3,093	54	6.99%
Total borrowed funds	18,178	243	5.31%	14,539	169	4.65%
Total interest-bearing liabilities	109,277	1,116	4.05%	105,155	753	2.85%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	26,973			24,239
Other liabilities	1,263			963
Total liabilities	137,513			130,357
Shareholders’ equity	11,690			10,655
Total liabilities and shareholders’ equity	$149,203			$141,012
Net interest-rate spread			3.94%			4.35%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.87%			0.58%
Net interest income		$1,692	4.81%*		$1,633	4.93%*

* Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income	$117,019	$7,698	8.80%	$106,147	$6,082	7.66%
Investment securities	16,404	509	4.15%	16,296	462	3.79%
Federal funds sold and other interest income	6,505	216	4.43%	6,428	136	2.84%
Total interest-earning assets	139,928	$8,423	8.05%	128,871	$6,680	6.93%
Non-interest-earning assets:
Allowance for loan losses	(1,200)			(1,099)
Cash and due from banks	3,048			3,423
Premises and equipment	3,597			2,773
Other assets	4,522			4,552
Total assets	$149,895			$138,520

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$6,204	$72	1.55%	$4,922	$41	1.10%
Savings deposits	31,209	690	2.95%	40,592	602	1.98%
Certificates of deposit	56,809	1,812	4.26%	46,914	942	2.68%
Total interest-bearing deposits	94,222	2,574	3.65%	92,428	1,585	2.29%
Federal funds purchased	—	—	—	32	1	4.21%
Federal Home Loan Bank advances	13,920	448	4.31%	9,178	263	3.85%
Subordinated debt	3,093	201	8.68%	3,093	154	6.66%
Total borrowed funds	17,013	649	5.10%	12,303	418	4.56%
Total interest-bearing liabilities	111,235	3,223	3.87%	104,731	2,003	2.56%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	25,913			22,403
Other liabilities	1,284			1,072
Total liabilities	138,432			128,206
Shareholders’ equity	11,463			10,314
Total liabilities and shareholders’ equity	$149,895			$138,520
Net interest-rate spread			4.18%			4.37%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.79%			0.48%
Net interest income		$5,200	4.97%*		$4,677	4.85%*

* Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and nine-month periods ended September 30, 2006 and 2005.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis
(In thousands)

	Three Months Ended September 30, 2006
	Compared to 2005
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$154	$229	$383
Investment securities	(2)	15	13
Federal funds sold and other interest income	7	19	26
Total increase in interest income	159	263	422

Interest-bearing liabilities:
Transaction accounts	10	3	13
Savings deposits	(64)	82	18
Certificates of deposit	69	189	258
Total interest-bearing deposits	15	274	289
Federal funds purchased	(1)	—	(1)
FHLB advances	41	17	58
Subordinated debt	—	17	17
Total borrowed funds	40	34	74
Total increase in interest expense	55	308	363
Increase (decrease) in net interest income	$104	$(45)	$59

Rate / Volume Variance Analysis

(In thousands)

	Nine Months Ended September 30, 2006
	Compared to 2005
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$661	$955	$1,616
Investment securities	3	44	47
Federal funds sold and other interest income	2	78	80
Total increase in interest income	666	1,077	1,743

Interest-bearing liabilities:
Transaction accounts	12	19	31
Savings deposits	(161)	249	88
Certificates of deposit	229	641	870
Total interest-bearing deposits	80	909	989
Federal funds purchased	(1)	—	(1)
FHLB advances	150	35	185
Subordinated debt	—	47	47
Total borrowed funds	149	82	231
Total increase in interest expense	229	991	1,220
Increase in net interest income	$437	$86	$523

The tables reflect the impact of the higher balances of loans on net interest income.  Although increased interest rates have had a substantial impact on loan interest income, ($955 thousand for the nine months and $229 thousand for the third quarter), the rate variance for loans for the nine months includes $142 thousand ($22 thousand for the third quarter) in deferred discounts that were accelerated in 2006 because the loans paid off early.  A very real impact of the rising rate environment has been the challenge the Bank has faced to maintain loan growth in the face of significant early payoffs, many of which paid off because of rising rates.

Based on current economic forecasts, the Bank anticipates that short-term interest rates have  reached a plateau in the second half of 2006 and may begin to decrease in the first half of 2007, and possibly by the end of 2006.  Management expects these rate changes in 2006 or early in 2007 will have a minimal impact on the net interest margin.

Provision for Loan Losses

The Bank recorded a $100 thousand provision for loan losses for the nine months ended September 30, 2006 (an annualized rate of 0.09% of average loans outstanding).  For the third quarter of 2006 no provision was recorded.  A $50 thousand provision was recorded in the third quarter and first nine months of 2005.  The Bank had net charge-offs of $114 thousand for the first nine months of 2006, as compared with $2 thousand for the first nine months of 2005.  The ratio of allowance for loan losses to total loans was 0.94% at September 30, 2006, as compared to 1.03% a year ago and 0.96% as of December 31, 2005.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended September 30, 2006, non-interest income was $91 thousand, a decrease of $161 thousand, or 64%, from the same period in 2005.  For the first nine months of 2006, non-interest income decreased $431 thousand, or 59%, compared to the first nine months of 2005.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2006	2005	Change	% Change	2006	2005	Change	% Change
Service charges on deposit accounts	$77	$76	$1	1%	$190	$207	$(17)	-8%
Gain on sale of loans	14	70	(56)	-80%	148	212	(64)	-30%
Loan servicing fees, net of amortization	(24)	56	(80)	-143%	(119)	152	(271)	-178%
Other income and fees	24	50	(26)	-52%	77	156	(79)	-51%
Total non-interest income	$91	$252	$(161)	-64%	$296	$727	$(431)	-59%

The Bank derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  When these loans are sold with servicing retained, a gain is generally recognized and a servicing asset is recorded representing the present value of the net servicing fees expected to be received in the future.  The servicing asset is then amortized over the period that servicing fees are expected to be received.  The primary decrease in non-interest income in 2006 as compared to 2005 is in loan servicing fees.  This decrease relates primarily to increased amortization of SBA servicing assets due to loan prepayments in advance of the Bank’s initial projections.  That increased amortization exceeded actual servicing fees received in the third quarter and first nine months of 2006, resulting in negative net loan servicing fees for those periods.  In the third quarter of 2006, loans with remaining servicing assets totaling $48 thousand ($195 thousand for the nine months) paid off early, resulting in acceleration of the servicing asset amortization related to those loans.  For the first nine months of 2005, no servicing assets were accelerated related to early loan payoffs.

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

Non-interest expenses increased by $59 thousand or 4% for the three months ended September 30, 2006, as compared to the third quarter of 2005.  For the first nine months of 2006, non-interest expenses increased $210 thousand, or 5%, compared to the same period in 2005.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2006	2005	Change	% Change	2006	2005	Change	% Change
Salaries and employee benefits	$848	$806	$42	5%	$2,551	$2,432	$119	5%
Occupancy expenses	144	153	(9)	-6%	412	442	(30)	-7%
Furniture and equipment	79	70	9	13%	225	182	43	24%
Data processing	121	96	25	26%	337	287	50	17%
Professional fees	44	64	(20)	-31%	141	152	(11)	-7%
Marketing and business development	77	46	31	67%	230	146	84	58%
Office supplies and expenses	53	59	(6)	-10%	162	195	(33)	-17%
Insurance and regulatory assessments	32	24	8	33%	120	65	55	85%
Loan and lease expenses	26	28	(2)	-7%	65	68	(3)	-4%
Other	103	104	(1)	-1%	307	353	(46)	-13%
Total non-interest expense	$1,527	$1,455	$72	5%	$4,550	$4,327	$223	5%

The increases in salaries and employee benefits include stock-based compensation expense under SFAS 123R in 2006 ($15 thousand and $46 thousand for the third quarter and nine months, respectively—see Note 2 to the condensed consolidated financial statements), as well as normal annual salary increases.  The increases in marketing and business development expenses include $14 thousand and $76 thousand, respectively, in the third quarter and nine months of 2006 for contributions to Mission Community Services Corporation.  The closure of the Bank’s branch office located in Nipomo, California, contributed to the containment of other costs, particularly occupancy expenses, experienced in the first nine months of 2006.

Income Taxes

Income tax expense for the nine months ended September 30, 2006, was $324 thousand, compared with $399 thousand for the same period in 2005.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the first nine months of 2006 was 38.3%, compared with 38.9% for the same period in 2005.  For the third quarter of 2006 the effective tax rate was 37.1%, as compared with 38.9% for the third quarter of 2005.  The decreased effective tax rates in 2006 are primarily due to tax-exempt income on the $1.9 million in municipal securities purchased by the Bank in 2006.

Balance Sheet Analysis

At September 30, 2006, consolidated assets totaled $153.7 million, as compared with $156.3 million at December 31, 2005, and $141.9 million at the end of 2005’s third quarter.  This represents a decrease of $2.6 million (a 2.2% annual rate) since December of 2005.  Total loans have remained flat over that period.  Deposits have decreased $4.0 million (4.2% annualized) and shareholders’ equity has increased $0.8 million (9.3% annualized) over that same period.  Although loans were down in the first half of 2006, due largely to early payoffs, loan volumes picked up again in the third quarter, regaining the ground lost earlier in the year.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)

Increase(Decrease) From Previous Quarter End*

	September 30, 2006		June 30, 2006		March 31, 2006		December 31, 2005		September 30, 2005
	$	%	$	%	$	%	$	%	$	%
Total Assets	$4,165	11.1%	$3,361	9.2%	$(10,121)	-26.3%	$14,374	40.2%	$15	0.0%
Earning Assets	4,543	13.1%	4,207	12.6%	(9,964)	-28.1%	12,891	39.1%	645	2.0%
Loans	4,634	16.0%	528	1.9%	(5,324)	-18.1%	8,209	29.3%	3,463	12.7%
Deposits	2,676	8.8%	3,850	13.2%	(10,499)	-33.4%	14,001	48.9%	(5,278)	-17.6%
Borrowings	1,000	30.8%	(500)	-15.0%	—	0.0%	—	0.0%	5,000	236.2%
Shareholders’ Equity	382	13.4%	102	3.6%	260	9.6%	381	14.3%	157	6.0%

 *Percentages shown as annualized rates

Asset Quality

Non-accrual loans totaled $247 thousand at September 30, 2006, as compared to $76 thousand at December 31, 2005 and $96 thousand at September 30, 2005.  Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of September 30, 2006 and 2005.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2006 and 2005:

Non-Performing Assets
(in thousands)

	September 30	December 31	September 30
	2006	2005	2005
Loans in nonaccrual status	$247	$76	$96
Loans past due 90 days or more and accruing	—	—	—
Restructured loans	—	—	—
Total nonperforming loans	247	76	96
Other real estate owned	—	—	—
Total nonperforming assets	$247	$76	$96

Allowance for loan losses	$1,127	$1,141	$1,142

Asset quality ratios:
Non-performing assets to total assets	0.16%	0.05%	0.07%
Non-performing loans to total loans	0.21%	0.06%	0.09%
Allowance for loan losses to total loans	0.95%	0.96%	1.03%
Allowance for loan losses to total non-performing loans	456%	1501%	1190%

The $247 thousand of loans on non-accrual as of September 30, 2006, are supported by $222 thousand of SBA loan guarantees.

Potential Problem Loans

At September 30, 2006, the Bank had approximately $2.5 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $1.7 million decrease from the $4.2 million of potential problem loans at December 31, 2005, primarily due to the payoff of one residential construction loan. The $2.5 million of potential problem loans are supported by $436,000 of SBA loan guarantees and include one construction loan totaling $1.9 million that is well secured by real estate collateral. Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of September 30, 2006, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2006 totaled $1.127 million, a decrease of $14 thousand, or 1.6%, from December 31, 2005.  The ratio of ALLL to total loans at September 30, 2006, was 0.94%, a decrease of 0.02% from December 31, 2005, and a decrease of nine basis points from September 30, 2005.  At September 30, 2006 and 2005, the ratio of ALLL to total non-performing loans was 456% and 1,190%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and nine-month periods ended September 30, 2006 and 2005:

Allowance for Loan and Lease Losses
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,238	$1,096	$1,141	$1,094
Provision for loan losses	—	50	100	50
Loans charged off	(115)	(4)	(119)	(5)
Recoveries of previous charge-offs	4	—	5	3
Net recoveries (charge-offs)	(111)	(4)	(114)	(2)
Balance at end of period	$1,127	$1,142	$1,127	$1,142

Allowance for loan losses as a percentage of:
Period end loans	0.94%	1.03%	0.94%	1.03%
Non-performing loans	456%	1190%	456%	1190%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.38%	0.01%	0.13%	0.00%
Provision for loan losses	0.00%	0.18%	0.11%	0.06%

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and potential loss associated with nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio. Management does not consider the increased charge offs in the third quarter of 2006 to be part of a trend of deterioration in credit quality.

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2006, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2006, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of September 30, 2006, the book value of the security was $90 thousand ($334 thousand amortized cost less the loss reserve, which totals $244 thousand), and the fair value was approximately $160 thousand.

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and if needed, recognize additional write-downs.

Due to a change in investment strategy intended to improve the Bank’s financial flexibility, all securities in the held-to-maturity category were reclassified to available-for-sale during the first nine months of 2005.  Because of this action, the Bank will not be permitted to classify any securities as held-to-maturity for an indeterminate length of time.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher.  The portfolio consists of a mixture of fixed-rate US agency securities (45%), floating-rate mortgage-backed securities (22%), fixed-rate mortgage-backed securities (19%), fixed-rate tax-exempt municipal securities (11%) and fixed-rate CMO’s (3%).  All of the Bank’s municipal securities were purchased in 2006 and none may be called before 2014.  The average life of the portfolio is projected to be 4.5 years, with a 3.5-year duration.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $123.6 million as of September 30, 2006, as compared with $127.6 million at December 31, 2005, and $113.6 million at September 30, 2005.

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

During 2006 the Bank began to capitalize on its status as the only bank in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their deposits at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $30 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,300 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of September 30, 2006, the Bank had issued $2.7 million of certificates of deposit to local customers through the CDARS program.

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

As of September 30, 2006, borrowings from the FHLB totaled $13.9 million, with a weighted average interest rate of 4.51%.  Of the $13.9 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.  The remaining $7.0 million was borrowed to meet shorter-term funding needs and matures on various dates from November 2006 through August 2007. The Bank has the capacity to borrow an additional $23 million from the FHLB should the need arise.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2006, December 31, 2005, and September 30, 2005:

Mission Community Bank
Capital Ratios
(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Capital (to Risk-Weighted Assets)	$15,365	11.56%	$13,296	10.0%	$10,637	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,183	10.67%	$7,978	6.0%	$5,318	4.0%
Tier 1 Capital (to Average Assets)	$14,183	9.56%	$7,421	5.0%	$5,937	4.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$14,599	10.69%	$11,667	10.0%	$9,333	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,403	9.82%	$7,000	6.0%	$4,667	4.0%
Tier 1 Capital (to Average Assets)	$13,403	9.23%	$6,802	5.0%	$5,442	4.0%

As of September 30, 2005:
Total Capital (to Risk-Weighted Assets)	$14,258	11.22%	$12,704	10.0%	$10,163	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,061	10.28%	$7,623	6.0%	$5,082	4.0%
Tier 1 Capital (to Average Assets)	$13,061	9.30%	$7,020	5.0%	$5,616	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2006 and 2007.

Liquidity

As a product of increased loan activity and controlled deposit growth, the Bank’s liquidity is approximately at targeted levels, as measured by $5.5 million in Federal Funds Sold (target range $3 million to $5 million) and the loan-to-deposit ratio which was at 96% as of September 30, 2006, as compared with 97% at September 30, 2005 (guideline is no higher than 95%).  The Bank considers current and potential FHLB borrowings in assessing the loan to deposit ratio, and the Bank has short-term, back-up lines of credit totaling $6.5 million from correspondent banks.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)

	September 30	December 31	September 30
	2006	2005	2005
Commitments to Extend Credit	$31,957	$37,379	$38,969
Standby Letters of Credit	215	203	161
	$32,172	$37,582	$39,130

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

Internal controls, lending, and financial reporting are also periodically reviewed by regulatory authorities. As a state chartered member bank, the Bank is examined by the FRB and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Office of the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  The Bank underwent a joint Safety and Soundness examination by the DFI and FRB in February 2006 and received a satisfactory rating from this most recent examination.  If a future examination reveals material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to agree to a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public. As of September 30, 2006, the Bank is not operating under any formal or informal agreement with the FRB, DFI, nor is any such agreement pending or anticipated.

Audit reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board Audit Committee.  As of December 31, 2005, the audited financial statements of the Company have been certified by the Company’s registered public accountants.  The accountants’ report of audit and recommendations were reviewed with the Board Audit Committee in February 2006.

Beginning in 2008, the Company will be required to have its registered public accountants provide an attestation of management’s assessment of internal controls over financial reporting.

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

Item 3.                                                           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2006.

Item 5.                                                           OTHER INFORMATION

None.

Item 6.                                                           EXHIBITS AND REPORTS ON FORM 8-K

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Articles of Incorporation (J)
3.2	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (F)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (F)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (F)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (F)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Employment Contract — Ms. Robinson (B)
10.3	Lease Agreement — Paso Robles (B)
10.4	Lease Agreement — San Luis Obispo (B)
10.5	Lease Agreement — Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement — 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement — 671 Tefft Street Nipomo CA (C)
10.9	Employment Agreement — Ms. Robinson (E)
10.10	Lease Agreement — 3480 S. Higuera, San Luis Obispo (G)
10.11	Salary Protection Agreement — Mr. Pigeon (H)
10.12	Salary Protection Agreement — Mr. Judge (I)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed on August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 10-QSB filed on August 13, 2003
(F)	Included in the Company’s Form 8-K filed on October 21, 2003
(G)	Amendment included in the Company’s Form 10-QSB filed on August 10, 2004
(H)	Included in the Company’s Form 8-K filed on January 19, 2005
(I)	Included in the Company’s Form 8-K filed on February 17, 2005
(J)	Included in the Company’s Form 10-QSB filed on August 14, 2006

 Reports on Form 8-K:

On September 25, 2006, the Company filed a Form 8-K reporting the execution of a Ground Lease Agreement between Mission Community Bank and Walter Bros. Construction Co., Inc. on September 21, 2006, for premises to be located and built at South Higuera and Prado Streets in San Luis Obispo, California, with Mission Community Bank as the tenant.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: November 14, 2006

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: November 14, 2006