Form 10KSB
period 2006-12-31
MISSION COMMUNITY BANCORP
filed 2007-03-27
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☐                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☒

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
Yes  ☐  No  ☒

Registrant’s revenue for this year ended December 31, 2006 was $11,988,986.

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity; as of March 1, 2007 such aggregate market value was $12,958,959.

As of March 1, 2007, the Registrant had 673,399 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes  ☐  No  ☒

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 9-12 and 14.

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

As of December 31, 2006, the Company had approximately $158 million in total assets and $12 million in shareholders’ equity.

On October 14, 2003, Bancorp formed Mission Community Capital Trust I in order to complete a trust preferred security transaction and raised approximately $3,000,000 in long-term borrowings that qualifies as regulatory capital.  See Market for Common Equity and Related Shareholder Matters under Item 5 of Part II of this report.

The U.S. Department of the Treasury, Community Development Financial Institutions Fund, has certified Bancorp and the Bank as Community Development Financial Institutions (“CDFI”).  This status also conveys possible Community Reinvestment Act (“CRA”) credit to institutional depositors and investors in the Bank and Bancorp.  It also opens to the Bank and Bancorp various government sponsored programs, grants, and awards in which they may participate.  The Bank and Bancorp are also certified by the CDFI Fund as Community Development Entities (“CDE’s”).  As CDE’s, qualifying investments made in the Bank or Bancorp provide the investor with a New Markets Tax Credit equal to 39% of the investment, to be realized over a seven-year period.

With its status as a CDFI, Bancorp completed the private placement of $500,000 in preferred stock during December 2000 with the CDFI Fund.  Bancorp also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund, which was funded in December 2002 in the form of preferred stock.  This was matched with a combination of preferred and common shares through an investment of $500,000 from the National Community Investment Fund (“NCIF”).  In 2004 the Bank received a $1,240,929 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2004 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  The Bank also received a similar award in 2001 of $990,000.

In 2005 Bancorp received a $135,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its target market area.  Through December 31, 2006, the Company had incurred qualifying expenses totaling $100 thousand.  That portion of the grant was recognized in non-interest income in 2006.  To the extent that future qualifying expenses or purchases are not incurred the remaining grant funds may have to be returned.

Mission Community Bank

The Bank opened on December 18, 1997, in San Luis Obispo, California, as a national bank chartered by the Comptroller of the Currency and opened additional offices in San Luis Obispo County in the city of Paso Robles in 1998, and in Arroyo Grande and Nipomo in 2002.  In July of 2005, the Nipomo office was closed.  The Bank also opened a loan production office, the Business Banking Center, in San Luis Obispo in January 2005.  The Business Banking Center is primarily engaged in originating and servicing SBA-guaranteed loans.  The Bank is authorized to engage in the general commercial banking business, and its deposits are insured by the Federal Deposit Insurance Corporation up to the applicable limits of the law.  At December 31, 2006, the Bank had approximately $157.7 million in assets, $122.8 million in loans, $124.7 million in deposits, and $13.3 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank is also certified by the State of California Department of Insurance to accept deposits or investments under the California Organized Investment Network (the “COIN”).  The COIN program provides California tax credits and/or CRA credit to individuals, corporations, or partnerships that invest at below market rates for specified terms.

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

At December 31, 2006, MCDC had approximately $200,000 in net loans and $313,000 in shareholder’s equity, and provided loan accounting services for a very small pool of community development micro loans which were funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing within the county.

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-KSB.  MCSC’s primary focus is to provide technical assistance and training services to the community, including small business, minority and low-income entrepreneurs.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  Over the three-year period ended December 31, 2006, Bancorp has provided approximately $414 thousand in cash contributions to MCSC.

During 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  While MCSC has not engaged in any direct lending, it intends to provide some lending in the near future.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

The “Mission” Group

Bancorp, the Bank and its subsidiary MCDC, and MCSC form an organizational structure intended to provide traditional community bank financial services and to foster economic revitalization and community development to its target market areas.

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

The areas in which the Bank has directed virtually all of its lending activities are commercial loans (including government-guaranteed loans), agricultural loans, construction loans, real estate loans, and consumer loans.  As of December 31, 2006, these five categories accounted for approximately 17.9%, 0.1%, 25.8%, 54.2%, and 2.0% respectively, of the Bank’s gross loan portfolio.  As of that date, $98.2 million, or 80.0%, of the Bank’s loans consisted of interim construction and real estate loans, for single family residences or for commercial development.  This represents a decrease in construction and real estate loans from the prior year’s combined 85.2%.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $69.4 million, or 56.5% of total loans.  See Concentrations in Management’s Discussion and Analysis under Item 6 of Part II of this report.

As of December 31, 2006, the Bank had 3,948 deposit accounts, including 2,221 demand accounts totaling $36.7 million; 1,133 savings accounts with balances totaling $26.3 million; and 594 time certificates of deposit totaling $61.3 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold, gain on sale of loans, service charges on deposit accounts, and other charges and fees.  For the year ended December 31, 2006, these sources comprised 86.6%, 8.0%, 2.5%, 2.2%,and 0.7%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo County and Northern Santa Barbara County, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, and Fresno.

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

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses.  As a CDFI, the Bank also emphasizes loans and financial services to low- to moderate-income communities within its target market area.  Most of the Bank’s deposits are attracted by relationship banking, local activities, and advertising.

The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.  Its key strengths are customer service and an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects.

In 2005 and 2006, the Bank extended its use of Internet technology as a distribution tool to improve its customer service by making available an enhanced Internet Banking and bill-pay product, as well as ACH origination.

During 2006 the Bank began to capitalize on its status as the only bank in San Luis Obispo County participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their deposits at the Bank and have those deposits fully-insured by the FDIC, up to $30 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,500 banks with other network banks (in increments of less than the $100 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  While the Bank continues to focus on its local market areas, its participation in the CDARS program permits it to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits are considered to be brokered deposits.  Management expects that brokered deposits will be used from time to time in the future as an alternative source of funding loan growth.  The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

Status of and Publicly Announced New Products or Services

There has been no significant change in the types of services offered by the Bank since its inception. The Company has no present plans to enter any material new line of business that would require the investment of a material amount of total assets.

The Bank participated in a 3-year project (2002-2005) sponsored by NCIF to explore and develop a profitable range of retail financial products and services to low income and unbanked customers (“low income customers”).  NCIF is underwriting a majority of the costs associated with this project.  The project involved developing replicable and profitable business models for both particular products and services targeted at low income customers, and coordinated suites of products that can meet a range of needs.  Product and service specifications, target market, cross selling and profitability data has been tracked over a two- to three-year time horizon and suites of products are being developed that meet household financial and asset building needs while being profitable for financial institutions.

A Financial Education team of bank employees has been formed, in an effort to reach out to the community to share sound money management practices and habits to the target market of low-income and under-banked individuals.  A series of training workshops covering the fundamentals of banking and financial services have been developed in English and Spanish.  In conjunction with these financial education programs, the Bank expects to offer Individual Development Accounts and access to debit cards and other electronic services.  The Bank expects to increase its focus on profitable financial services for the un- and under-banked customers in its market area, but does not expect these services will be a material percentage of its deposit activities.

The Company applied to the CDFI in 2004 for a technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its market area, and received a grant of $134,935 in 2005.  During 2006 the Bank incurred approximately $100,000 in qualifying expenses under this grant.  Accordingly, the Bank recognized $100,000 of the grant as non-interest income in 2006.

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

In addition, in order to compete effectively, the Bank has created a sales and service culture that combines the experience of its senior officers with the commitment to service and a focus on the individual needs of its customers that is found at the best community banks.  The Bank also relies on local advertising programs, direct personal contact by its officers, directors, employees and shareholders and specialized services such as courier pick-up.  The Bank believes it provides a level of service and decision-making responsiveness not generally offered by larger institutions.

The Bank’s primary service area consists of the County of San Luis Obispo and Northern Santa Barbara County.    As in most major U.S. cities, large banks compete in our service area.  However, rather than these large financial institutions, we believe our primary competitors for individuals and small and medium-sized business customers are the community banks that can provide the service and responsiveness attractive to this customer base.

Within San Luis Obispo County, based on data from the FDIC as of June 30, 2006, there were 15 banks with 74 branches with aggregate assets of $4.5 billion.  Of the 15 banks, 10 were community banks (banks with less than $1 billion in assets), with 8 of these banks headquartered in San Luis Obispo County.  There were also four credit unions in San Luis Obispo County.  In Northern Santa Barbara County there were 16 banks with 37 branch offices having an aggregate of $2.1 billion in deposits.  Eight of those banks are community banks with only 1 headquartered in Northern Santa Barbara County.

Sources and availability of Raw Materials and Principal Suppliers

As a service organization, the Company is not dependent on raw materials.

No Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one individual borrower (in the aggregate).  It has in its portfolio approximately 600 loans to nearly 400 loan customers.  As of December 31, 2006, the Bank’s legal lending limit to a single borrower, and such borrower’s related parties, was approximately $3.8 million on a secured basis (first trust deed), and was $2.2 million for unsecured loans, based on regulatory capital plus reserves of approximately $14.3 million.

A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.  The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 308 deposit accounts holding $74.8 million in deposits as of December 31, 2006.  Included in those totals are ten customers with deposits of $1 million or more totaling $26.6 million.  These deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.

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

Supervision and Regulation

Both federal and state law extensively regulates banks and bank holding companies.  This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company.  The following is a summary of particular statutes and regulations affecting the Company and the Bank.  This summary is qualified in its entirety by the statutes and regulations.  No assurance can be given that such statutes or regulations will not change in the future.

Regulation of Mission Community Bancorp

Mission Community Bancorp is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and is regulated by the Federal Reserve Board.  The Company is required to file periodic reports with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act.  The Federal Reserve Board may conduct examinations of the Company and its subsidiaries, which includes the Bank.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company.

The Company is prohibited by the Bank Holding Company Act, except in statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiaries.  However, the Company, subject to notification or the prior approval of the Federal Reserve Board, as applicable in each specific case, may engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be “so closely related to banking” or managing or controlling banks as to be a “proper incident thereto.”

In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers whether the performance of any activity by a subsidiary of the holding company reasonably can be expected to produce benefits to the public, including greater convenience, increased competition, or gains in efficiency, which outweigh possible adverse effects, including over-concentration of resources, decrease of competition, conflicts of interest, or unsound banking practices.

Regulations and policies of the Federal Reserve Board require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  It is the Federal Reserve Board’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank.  Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice.

The Company is required to give the Federal Reserve Board prior written notice of any repurchase of its outstanding equity securities which (for a period of 12 months) is equal to 10% or more of the Company’s consolidated net worth, unless certain conditions are met.

Bank holding company transactions with subsidiaries and other affiliates are restricted, including qualitative and quantitative restrictions on extensions of credit and similar transactions.

The Company and the Bank are deemed to be affiliates of one another within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

The securities of the Company are also subject to the requirements of the Securities Act, and matters related thereto are regulated by the Securities and Exchange Commission.  Certain issuances may also be subject to the California’s corporate securities law as administered by the California Commissioner of Corporations.  The Company is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended, generally applicable to publicly held companies, under Section 15(d) of the Exchange Act.  Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a 12-month period after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act.  If and when the Company has more than 500 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

Regulation of Mission Community Bank

As a California state-chartered bank, the Bank is subject to regulation, supervision and examination by the California Department of Financial Institutions.  It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System.  In addition, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation to a maximum of $100,000 per depositor, and up to a maximum of $250,000 with respect to certain retirement accounts.  For this protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.  The regulations of those agencies will govern most aspects of  the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

The earnings and growth of the Bank is largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Under existing regulations, the capital requirements for a bank holding company whose consolidated assets are less than $500 million, like the Company, are deemed to be the same as that of its subsidiary bank.  The Federal Reserve Board has established risk-based and leverage capital guidelines for the banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.  The following items are defined as core capital elements:  (i) common stockholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2006 and December 31, 2005, the Bank’s Total Risk-Based Capital Ratio was 11.3% and 10.7%, respectively, and its Tier 1 Risk-Based Capital Ratio was 10.5% and 9.8%, respectively.

The risk-based capital standards also take into account concentrations of credit and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory statements of policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy, although interest rate risk does not impact the calculation of a bank’s risk-based capital ratios.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank or bank holding company.

The Federal Reserve Board risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”).  The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.  The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”).  BIS II provides two approaches for setting capital standards for credit risk — an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations — defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more — but that other U.S. banking organizations could elect but would not be required to apply.  In December 2006 the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II.  These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach.  The comment periods for both of the agencies’ notice of proposed rulemakings expire on March 26, 2007.  The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

The Company is not an internationally active banking organization and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant.  As of December 31, 2006 and December 31, 2005, the Bank’s Leverage Capital Ratio was 9.3% and  9.2%, respectively.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies.  However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Capital Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Capital Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Capital Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Capital Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without regulatory approval.  Even more severe restrictions apply to critically undercapitalized banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund, maintained by the FDIC, and pays deposit insurance assessments to the Deposit Insurance Fund.  The Deposit Insurance Fund was formed on March 31, 2006 following the merger of the Bank Insurance Fund and the Savings Association Insurance Fund in accordance with the Federal Deposit Insurance Reform Act of 2005.

We were not assessed any Deposit Insurance Fund or Bank Insurance Fund premiums in 2005 or 2006.  In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose.  The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the Deposit Insurance Fund and set initial premiums beginning January 1, 2007, that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category.  Because the new rates are calculated quarterly in arrears, we have not yet been notified of our new assessment rate as of January 1, 2007, but we expect it to be in the range of 5 cents to 7 cents per $100 of domestic deposits.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0122% of insured deposits to fund interest payments on bonds issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  These assessments will continue until the Financing Corporation bonds mature in 2017.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities.  The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The Community Reinvestment Act further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its Community Reinvestment Act obligations, the regulators utilize a performance-based evaluation system which bases Community Reinvestment Act ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of Community Reinvestment Act performance, the agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received an “outstanding” rating in its most recent Community Reinvestment Act examination.

Other Consumer Protection Laws and Regulations

The banking regulatory agencies have been increasingly focusing attention on compliance with consumer protection laws and regulations.  Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.  In addition to Community Reinvestment Act and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations.  Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur substantial compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equally to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more then 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

In 1995 California enacted legislation to implement important provisions of the Riegle-Neal Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Riegle-Neal Act.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.  However, California law expressly prohibits an out-of-state bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office or (ii) establishing a de novo branch in California.

The changes effected by the Riegle-Neal Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank’s market areas.  It appears that the Riegle-Neal Act has contributed to the accelerated consolidation of the banking industry.  While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the competitive environment in which it operates.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act”, enabled full affiliations to occur between banks and securities firms, insurance companies and other financial service providers.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definitions, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.

The Financial Modernization Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.  A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of financial subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. The Gramm-Leach-Bliley

Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in October 2001 in response to the terrorist attacks on September 11, 2001.  The Patriot Act is intended to strengthen United States law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•                                          to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•                                          to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•                                          to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•                                          to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

•                                          the development of internal policies, procedures, and controls;

•                                          the designation of a compliance officer;

•                                          an ongoing employee training program; and

•                                          an independent audit function to test the programs.

The Bank has adopted comprehensive policies and procedures, and has taken all necessary actions, to ensure compliance with all financial transparency and anti-money laundering laws, including the Patriot Act.

Sarbanes-Oxley Act of 2002

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

•                                          the creation of an independent accounting oversight board;

•                                          auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•                                          additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•                                          a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants;

•                                          a requirement that the company’s independent accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (this requirement is currently proposed to become effective for companies like the Company which is not an accelerated SEC filer for our first fiscal year ending on or after December 15, 2008);

•                                          the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                                          an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•                                          the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•                                          the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•                                          expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•                                          a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•                                          disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•                                          mandatory disclosure by analysts of potential conflicts of interest; and

•                                          a range of enhanced penalties for fraud and other violations.

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

Employees

As of March 1, 2007 the Bank had a total of 53 employees. The management of the Bank believes that its employee relations are satisfactory.  Neither Bancorp nor MCDC have salaried employees; Bancorp’s officers all hold similar positions at the Bank.  The Bank, under inter-company arrangements, may charge Bancorp and/or MCDC for management, staff, and services; however, the time and services are not material at this time.

Certain Business Risks

In addition to other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition and operations results could be adversely affected

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to downturns in the California real estate market and other variables impacting the value of real estate

A substantial portion of our assets consist of construction and real estate loans which are generally secured by real estate in the Central Coast of California.  At December 31, 2006, approximately $98.0 million or 80% of our loans were construction and real estate loans, and at December 31, 2005, approximately $102 million or  85% of our loans were construction and real estate loans. A real estate recession in the Central Coast of California could increase the level of our non-performing assets and adversely affect our results of operations. In recent years, real estate prices in the Central Coast of California rose precipitously; however, this real estate market ended in 2006 with declining prices and a slower sales pace.  If real estate prices were to fall significantly in the Central Coast of California, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans default, and the value of our collateral is insufficient to cover our losses.   In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as “El Nino.”  The availability of insurance for losses from such catastrophes is limited.  The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us.

If a significant number of customers fail to perform under their loans, the Company’s business, profitability, and financial condition would be adversely affected

As a lender, the largest risk we face is the possibility that a significant number of our client borrowers will fail to pay their loans when due.  If borrower defaults cause losses in excess of our allowance for loan losses, it could have an adverse effect on our business, profitability, and financial condition.  We have established an evaluation process designed to determine the adequacy of the allowance for loan losses.  Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent on our experience and judgment.  Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses or that our regulators will not require us to increase this allowance.

The Bank’s earnings are subject to interest rate risks, especially if rates fall

A major portion of our net income comes from our interest rate spread, which is the difference between the interest rates paid by us on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates we receive on interest-earning assets, such as loans we extend to our clients and securities held in our investment portfolio.  Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment.  Fluctuations in interest rates affect the demand of customers for products and services.  We are subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis from interest-earning assets.  Given our current volume and mix of interest-bearing liabilities and interest earning assets, our interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining, i.e., we are “asset sensitive.”  Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on our interest rate spread.  Any material decline in our interest rate spread would have a material adverse effect on our business and profitability.

If the Company or the Bank were to lose its status as a Community Development Financial Institution, the Company would not be able to carry out a significant portion of its business plan

A significant portion of our business is dependent on maintaining our status as a Community Development Financial Institution, including our ability to apply for grants and awards to enable us to increase the level of community development financial services that we provide in the communities we serve and to provide CRA credit for deposits and investments.  In order for the Company and the Bank to maintain their  status as certified Community Development Financial Institution 60% of our business must meet Community Development Financial Institutions Fund requirements.  As our business has continued to expand, the proportion of our business which meets Community Development Financial Institutions Fund requirements has decreased, causing us to affirmatively expand our business into areas which will afford us an opportunity to provide more community development activities.   If we are unsuccessful in expanding our community development activities, and if we are ultimately unable to maintain 60% of our business in Community Development Financial Institutions Fund approved business, we could lose our status as a Community Development Financial Institution as well as the benefits that go with that status.

Because the Company and the Bank are  community development financial institutions in a non-urban area, they may have difficulty fulfilling their community development goals and be less likely to receive community development grants and awards

Mission Community Bank is a community development bank which seeks to provide financial support and services by promoting community development and economic vitality.  Most community development banks are located in urban areas, with very few exclusively community-development banks in rural areas.  A significant portion of San Luis Obispo County is rural.  Because of our market area, we may have difficulty locating the types of community development projects that would likely attract awards and grants that might be conferred to other financial institutions in urban areas.  We will seek to achieve our community development objectives, and to attract awards and grants for these activities,  by focusing on the economic vitality of areas that are underserved by financial institutions and individuals  that have been unable to take full advantage of the financial services industry.  Management believes that the absence of affordable housing, limited business and employment opportunities and diminished infrastructure that impacts families in San Luis Obispo County and Northern Santa Barbara County affords us an opportunity to carry out our business plan and to compete with other community development banks in urban areas for grants and awards.

The availability of government grants and awards to community development financial institutions has declined in recent years, and there can be no assurance that the Company and the Bank will receive any grants or awards in the future

Grants and awards that we have received in the past with respect to our community development activities have strengthened our capital position and increased our profitability.  The Community Development Financial Institutions Fund, and other similar programs, are an important source of capital for community development banks such as us.    In 2004 the Bank received a $1,240,929 Bank Enterprise Award from the Community Development Financial Institutions Fund to serve as an incentive to the Bank to annually increase the levels of financial services provided to economically distressed communities.  The Bank received a similar Bank Enterprise Award in 2001 of $990,000.  The Company received a technical assistance grant of $134,935 in 2005 to help offset any costs associated with providing services to the un- and under-banked in our market areas.  Although we intend to continue to apply for community development related grants awards in the future, there can be no assurance that we will receive any future grants or awards.  Further, funding for these grant and award programs has diminished in the last several years making it less likely that we will be the beneficiary of any grants and awards.  For example, the Community Development Financial Institutions Fund of the U.S. Department of the Treasury, which, among other things, operates the Bank Enterprise Awards Program and the New Markets Tax Credit Program, has seen a significant reduction in funding from $118 million in 2001 to $55 million in 2006.

The Bank has specific risks association with Small Business Administration Loans

The Bank originated $3.5 million and $4.1 million in SBA loans in 2006 and 2005, respectively, and intends to increase its SBA loan origination in the future.  The Bank recognized $299,000 and $344,000, respectively, in 2006 and 2005 in gains recognized on secondary market sales of SBA loans.  The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans.  The federal government presently guarantees 75% to 80% of the principal amount of each qualifying SBA loan.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level.  Furthermore, we can provide no assurance that the Bank will retain the preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA, or that if it does, the federal government will not reduce the amount of such guaranteed loans.  We believe that the SBA loan portfolio does not involve more than a normal risk of collectibility.  However, since the Bank has sold some of the guaranteed portions of the SBA loan portfolio, it incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Bank shares pro rata with the SBA in any recoveries.

In addition, we are dependent on the expertise of the personnel in our SBA loan department in order to originate and service SBA loans.  We were without a head of our government guaranteed lending department for a large portion of 2006 and our originations of SBA loans were substantially reduced as a result, impacting the profitability of this product.  Further, in 2006, as rates on SBA loans continued to climb, a significant portion of SBA borrowers prepaid their loans substantially reducing the servicing income we receive on these loans.  Although our SBA loan department is now fully staffed and we do not anticipate similar climbs in interest rates, if either of these circumstances should occur again, our income from the origination, sale and servicing of SBA loans could be substantially reduced.

Adverse changes in domestic or global economic conditions, especially in California, could have a material adverse effect on the Company’s business, growth, and profitability

If conditions worsen in the domestic or global economy, especially in California, our business, growth and profitability are likely to be materially adversely affected.  Almost all of our customers are geographically concentrated in California, and adverse economic conditions in California, or natural disasters in California, particularly in the Central Coast of California, could harm the businesses of a disproportionate number of our customers.  To the extent that our customers’ underlying businesses are harmed, they are more likely to default on their loans.  We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect us.

Increased construction costs or construction delays on two new proposed facilities could hurt our profitability

We are currently engaged in the design phase of a project with respect to new branch office premises which will replace our existing branch in Paso Robles and in the planning stage with respect to a proposed construction project regarding a new main office and administrative headquarters in San Luis Obispo.  Although we will budget for the costs of these two projects, have retained a project manager to oversee the design phase of these two projects, and intend to obtain responsible contractors to construct these two new premises should each of these projects proceed to fruition, there can be no assurance that these construction projects will be completed for their budgeted amounts or in any anticipated time frame.  We are also in the planning stage for a new branch office in Santa Maria in Santa Barbara County.  Construction projects often substantially exceed initial estimates of costs, and extend well past estimated completion dates.  Any significant increase in construction costs or any extensive delay in the estimated completion dates of these projects would cause us to incur additional expenses for which we have not budgeted, and would decrease our profitability.

Maintaining or increasing the Bank’s market share depends on the introduction and market acceptance of new products and services

Our success depends, in part, upon our ability to adapt our products and services to evolving industry standards and consumer demand.  There is increasing pressure on financial services companies to provide products and services at lower prices.  In addition, the widespread adoption of new technologies, including Internet-based services, could require us to make substantial expenditures to modify or adapt our existing products or services.  A failure to achieve market acceptance of any new products we introduce, or a failure to introduce products that the market may demand, could have an adverse effect on our business, profitability, or growth prospects.

The Bank faces substantial competition in its primary market area

We conduct our banking operations primarily in San Luis Obispo County and Northern Santa Barbara County in the Central Coast of California.  Increased competition in our market may result in reduced loans and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the same banking services that we offer in our service area.  These competitors include national banks, regional banks and other community banks.  We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  In particular, our competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.  Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers.  Areas of competition include interest rates for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services.   If we are unable to attract and retain banking customers, we may be unable to continue our loan growth and level of deposits and our results of operations and financial condition may be adversely affected.

If the Bank fails to retain its key employees, its  growth and profitability could be adversely affected

Our future success depends in large part upon the continuing contributions of our key management personnel.  If we lose the services of one or more key employees within a short period of time, we could be adversely affected.  Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel.  Competition for such employees among financial institutions in California is intense.  Due to the lack of an experienced candidate pool in the San Luis Obispo area for the types of personnel we need to operate the Bank, we may be unable to quickly recruit new candidates to fill the positions of key personnel which we are unable to retain.  Qualified employees demand competitive salaries which we may not be able to offer.  Prior to the retention of our current Chief Financial Officer in January 2005, it took us approximately six months to fill the position of Chief Financial Officer when our previous Chief Financial Officer left to pursue other employment.  In addition, in 2006 we had to go several months before filling the key position of Senior Vice President in our Government Lending Department.  Any inability to attract and retain additional key personnel in the future could adversely affect us.  We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future.  However, we have entered into an employment agreement with Anita Robinson, our President and Chief Executive Officer, which continues until December 31, 2007.

The Company may be unable to manage future growth

We may encounter problems in managing our future planned growth.  We currently intend to open an additional “de novo” branch in Santa Maria, California, although we have not as yet identified a location for this new facility, and may open other branches and loan production offices in the future.  In addition, we intend to investigate opportunities to invest in other financial institutions that would complement our existing business, as such opportunities may arise.  No assurance can be provided, however, that we will be able to identify additional locations to open additional branches or to identify a suitable acquisition target or consummate any such acquisition.  Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs.  Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

Increases in the Bank’s allowance for loan losses could materially affect its earnings adversely

Like all financial institutions, we maintain an allowance for loan losses to provide for loan defaults and non-performance.  Our allowance for loan losses is based on prior experience, as well as an evaluation of the risks in the current portfolio.  However, actual loan losses could increase significantly as the result of changes in economic, operating and other conditions, including changes in interest rates, which are generally beyond our control.  Thus, such losses could exceed our current allowance estimates.  Although we believe that our allowance for loan losses is at a level adequate to absorb any inherent losses in our loan portfolio, we cannot assure you that we will not further increase the allowance for loan losses.  Any increase in our allowance for loans losses could materially affect our earnings adversely.

In addition, the Federal Reserve Board and the California Department of Financial Institutions, as an integral part of their respective supervisory functions, periodically review our allowance for loan losses.  Such regulatory agencies may require us to increase our provision for loan losses or to recognize further loan charge-offs, based upon judgments different from those of management.  Any increase in our allowance required by the Federal Reserve Board or the Department of Financial Institutions could adversely affect us.

The Company’s business may be adversely affected by the highly regulated environment in which it operates

Our operations are subject to extensive governmental supervision, regulation and control and recent legislation has substantially affected the banking business.  It cannot presently be predicted whether or in what form any pending or future legislation may be adopted or the extent to which the banking industry and our operations would be affected. Some of the legislative and regulatory changes may benefit us.  However, other changes could increase our costs of doing business or reduce our ability to compete in certain markets.

REPORTS TO SECURITY HOLDERS.

Annual Report

An annual report to security holders including audited financial statements is sent each year by the Company.

Certain reports are filed by the Company with the Securities Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   The SEC maintains an Internet site that contains reports and other information statements.  The Company files its reports electronically and they may be viewed from the SEC’s Internet site http://www.sec.gov.  The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C.  20549.  Information regarding the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0300.

The Company’s Internet site is http://www.missioncommunitybank.com.

Item 2.  Description of Property

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s main office is located.  For its administration offices, the Bank has been leasing approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of approximately $5,800 per month.  The lease expires on June 30, 2011.  The administration office is located next to the Bank’s main office.

The Bank also leases a branch office at 1226 Park Street, Paso Robles, California, at a cost of $5,125 per month.  The lease expires on July 31, 2008 and provides for one five-year option.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,425 per month, plus common area operating expenses.  The lease expires in December 2010 and provides for one five-year option period.

The Bank’s Business Banking Center at 3440 and 3480 S. Higuera Street, San Luis Obispo, is leased for a five-year period expiring in 2009 at a cost of $6,490 per month.  One five-year option period is provided in the lease.

During 2005 the Bank closed its branch office in Nipomo, California, which had been leased.  Although the lease had nearly two years left at the time the office was closed, the Bank was able to negotiate a buyout of the lease in exchange for five months’ rent, which is included in occupancy expense for 2005.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank plans build a branch office.  An adjacent parcel was purchased in 2006.  These properties will assist in the facilitation of that development.  No agreement to build has been entered into to date.

In September 2006 the Bank entered into a 50-year ground lease for property at South Higuera Street and Prado Road in San Luis Obispo, California, where the Bank intends to build a full-service branch and administrative office. Currently the lease provides for rentals of $7,000 per month, but this rate could be reduced in the future under certain conditions.  The terms of the lease give the Bank early termination rights through September 30, 2007.

For the years ended December 31, 2006 and 2005, the Bank’s total occupancy costs were approximately $584,000 and $569,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note D to the Consolidated Financial Statements contains additional information about properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.  Market  for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.”  The Company’s Common Stock is not listed on any exchange or market.  However, the Seidler Companies, Monroe Securities, Wedbush Morgan Securities, Hill Thompson Magid & Co, and Howe Barnes Hoefer & Arnett make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by the OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2005	1st Quarter	$20.55	$24.75
	2nd Quarter	22.00	24.00
	3rd Quarter	22.50	26.00
	4th Quarter	24.00	27.00
2006	1st Quarter	23.50	28.25
	2nd Quarter	25.00	27.05
	3rd Quarter	24.50	26.75
	4th Quarter	22.50	26.75

Holders

As of March 5, 2007, there were 283 holders of record of Bancorp’s Common Stock.

Dividends

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets  must equal at least 1.25 times its current liabilities.  The Company was eligible to pay dividends at the end of 2005 and 2006.

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

Under these provisions and considering minimum regulatory capital requirements, the Bank was eligible to pay dividends in 2005 and 2006.

On November 28, 2005, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 9, 2005.  The dividend was paid on December 19, 2005.  Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $93,144.

On November 28, 2006, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 8, 2006.  The dividend was paid on December 18, 2006.  Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $94,908.

In December 2005 the Bank paid a $90,085 dividend to Bancorp, and in December 2006 the Bank paid a $300,283 dividend to Bancorp.

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

The Company has issued and outstanding $3,093,000 of junior subordinated debt securities due October 2033.  The indenture pursuant to which these debt securities were issued provides that the Company must make interest payments on the debentures before any dividends can be paid on its capital stock and in the event of the Company’s bankruptcy, dissolution or liquidation, the holder of the debt securities must be paid in full before any distributions may be made to the holders of our capital stock.  In addition, the Company has the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of the Company’s capital stock.

Equity Compensation Plans

The following table shows, as of December 31, 2006, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plan, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	126,133	$12.19	10,634

Equity compensation plans not approved by security holders	—	—	—

Total	126,133	$12.19	10,634

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

Item 6.  Management’s Discussion and Analysis

Executive Summary

During 2006, the Company experienced a relatively flat year in both growth and earnings.  At December 31, 2006, the Company had total consolidated assets of $158.2 million, a 1% increase from December 31, 2005.  Total net loans increased 3%, to $121.8 million, over that same period.  Deposits decreased 3%, to $124.3 million, while shareholders’ equity increased 11%, to $12.2 million, over the past year.

The Company’s net income was $870 thousand, or $1.02 per diluted share, for the year ended December 31, 2006.  This compares with $957 thousand, or $1.14 per diluted share, in 2005.

The following are the major factors impacting our results of operations and financial condition in the past year.

•                  We experienced a decrease in our net interest margin.  The net interest margin for 2006 was 4.93%, down 9 basis points from 2005.  The Bank is asset sensitive (see the Asset and Liability Management section of this discussion) and benefited from the steady increase in short-term interest rates in 2004 and 2005.  Short-term rates leveled off in 2006 and, at the same time, the Bank experienced increasing pressure on the margin due to competition for deposits in the local market.  Overall, the Bank expects that pressure to continue in 2007, but does not expect the margin to fall in 2007 significantly below its 2006 level.

•                  We experienced a decline in SBA loans originated, sold and serviced.  SBA loans originated and sold were significantly lower in 2005 as compared to previous years, and recovery from that low level of SBA loan production was further challenged in 2006 as the Bank was without a manager of its Business Banking Center for most of the year.  Gains on loan sales declined 50% in 2005, to $344 thousand, and another 13% in 2006.  That situation was exacerbated in 2006, as rates on SBA loans continued to climb, prompting numerous SBA borrowers to prepay their loans.   When these loans were paid off the Bank had to accelerate the amortization of the portion of the loan servicing asset related to those loans, reducing servicing fee income.  Loan servicing fees decreased $150 thousand in 2005, as compared to 2004, and decreased another $134 thousand in 2006.

•                  Our credit quality remained high.  Credit quality remained high in 2006, although non-performing loans increased $2.1 million from year-end 2005, and net charge-offs totaled $115 thousand (0.10% of average loans) for the year.

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

Reserves and Contingencies

In the normal course of business, the Company must manage and control certain risks inherent to the business of banking.  These include credit risk, interest rate risk, fraud risk, and operations and settlement risk.  The Company has established reserves for risk of losses, including loan losses.  The allowance for loan losses represents management’s estimate of the probable losses that have occurred as of the date of the financial statements, as further described in Note A in the Notes to the Consolidated Financial Statements.  See also Allowance for Loan Losses below.  These reserves or accruals are reviewed by management at least quarterly.  If the latest estimate of loss (or the actual loss) differs from the accrual or reserve recorded to date, the financial impact is reflected in the period in which the estimate is revised (or the actual loss is determined).

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

Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the two years ended December 31, 2006 and 2005. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-KSB.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,
In thousands, except share and per share data	2006	2005
Interest income	$11,354	$9,435
Interest expense	4,441	2,879
Net interest income	6,913	6,556
Provision for loan losses	—	75
Non-interest income	635	805
Non-interest expense	6,139	5,714
Income before income taxes	1,409	1,572
Income taxes	539	615
Net income	$870	$957
Net income allocable to preferred stock	$133	$150

Balance Sheet Data at End of Year
Assets	$158,169	$156,288
Earning assets	148,146	145,290
Total loans	122,799	119,475
Deposits	124,281	127,588
Total shareholders’ equity	12,153	10,981
Preferred equity	1,084	1,084
Common equity	11,069	9,897
Number of common shares outstanding	673,399	659,799
Average Balance Sheet Data
Assets	$150,899	$140,344
Earning assets	140,894	130,695
Loans	118,303	108,289
Deposits	121,038	115,016
Shareholders’ equity	11,555	10,451
Per Share Data
Basic earnings per share	$1.10	$1.25
Diluted earnings per share	1.02	1.14
Average number of common shares outstanding - basic	667,810	646,617
Average number of common shares outstanding - diluted	720,701	708,076
Book value per common share	$16.44	$15.00
Cash dividends declared	0.12	0.12
Performance Ratios
Return on average assets	0.58%	0.68%
Return on average shareholders’ equity	7.53%	9.16%
Average equity to average assets	7.66%	7.45%
Efficiency ratio	81.33%	77.63%
Leverage ratio	9.98%	9.75%
Net interest margin	4.93%	5.02%
Non-interest revenue to total revenue	8.41%	10.94%
Asset Quality
Non-performing assets	$2,169	$76
Allowance for loan losses	1,026	1,141
Net charge-offs (recoveries)	115	28
Non-performing assets to total assets	1.37%	0.05%
Allowance for loan losses to loans	0.84%	0.96%
Net charge-offs to average loans	0.10%	0.03%

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2006 and 2005.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities) and minimal other expenses.  Therefore, the financial information is primarily reflective of the Bank.

The Bank operates as a traditional community bank, but has also used management’s expertise as a CDFI to provide a selection of financial services identified as “community development” activities, with a focus on financial services to under-served markets, small businesses and business professionals.  Bancorp and the Bank have received and used both grants and deposits under programs authorized by CDFI and continuously review various options for both grants and deposit programs from various government and public/private entities.  The CDFI status is dependent on management’s specialized knowledge of working with various governmental programs and requires a significant increase in reporting and documentation as compared with traditional bank activities.

MCDC provides financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC currently has one small community development loan outstanding and provides loan servicing for the San Luis Obispo County Economic Vitality Corporation.  MCDC also services the San Simeon Earthquake Recovery Loan Fund (the “Earthquake Fund”), a loan pool funded by the Bank and other local banks.  The Earthquake Fund is structured to provide low cost financing to individuals and businesses in San Luis Obispo and Northern Santa Barbara counties which experienced severe damage in the December 22, 2003, San Simeon Earthquake.  As of December 31, 2006, the Earthquake Fund had $54,000 in loans outstanding and $366,000 available to lend.  Unless the stated purpose of the Earthquake Fund is changed in the future, it is unlikely that the remainder of the Earthquake Fund will be used; no loans have been funded since October 2004. The consortium is looking at alternative community development uses for the loan pool.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing.  As of December 31, 2006, the Housing Trust Fund had $1,219,000 in loans outstanding.

MCSC provides technical assistance services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs, and provides technical assistance to applicants for the Earthquake Fund.  During 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  While MCSC has not engaged in any direct lending, it intends to provide some lending in the near future.  As of December 31, 2006, the Bank has had limited direct benefit from its association with MCSC.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

Results of Operations

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

Net Interest Analysis

(Dollars in thousands)

	For the Years Ended
	December 31, 2006			December 31, 2005
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income	$118,303	$10,386	8.78%	$108,289	$8,625	7.96%
Investment securities	16,470	685	4.32%	16,278	625	3.84%
Federal funds sold	4,283	211	4.93%	4,429	137	3.09%
Other interest income	1,838	72	3.91%	1,699	48	2.86%
Total interest-earning assets / interest income	140,894	11,354	8.08%	130,695	9,435	7.22%
Non-interest-earning assets:
Allowance for loan losses	(1,181)			(1,109)
Cash and due from banks	2,930			3,320
Premises and equipment	3,639			2,921
Other assets	4,607			4,517
Total assets	$150,889			$140,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$6,747	121	1.80%	$4,851	57	1.17%
Savings deposits	30,559	899	2.94%	39,771	816	2.05%
Certificates of deposit	57,701	2,541	4.40%	47,001	1,365	2.90%
Total interest-bearing deposits	95,007	3,561	3.75%	91,623	2,238	2.44%
Federal funds purchased	—	—	—	65	3	4.74%
Federal Home Loan Bank advances	13,904	609	4.38%	10,615	422	3.97%
Subordinated debt	3,093	271	8.76%	3,093	216	6.99%
Total borrowed funds	16,997	880	5.17%	13,773	641	4.65%
Total interest-bearing liabilities / interest expense	112,004	4,441	3.97%	105,396	2,879	2.73%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	26,031			23,393
Other liabilities	1,299			1,104
Total liabilities	139,334			129,893
Shareholders’ equity	11,555			10,451
Total liabilities and shareholders’ equity	$150,889			$140,344
Net interest-rate spread			4.11%			4.49%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.82%			0.53%
Net interest income / margin on earning assets		$6,913	4.93%		$6,556	5.02%

Non-accrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded.  Yields on tax-exempt municipal securities (included with investment securities) have been adjusted to their fully-taxable equivalents in 2006.  The Bank had no tax-exempt securities in 2005.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  Average interest-earning assets grew by $10.2 million in 2006 over 2005, primarily driven by loan volume—the most profitable component of interest-earning assets.  Interest-bearing liabilities increased $6.6 million over the past year.  Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets increased by 86 basis points (0.86%) in 2006, while the average rate paid on interest-bearing liabilities increased by 124 basis points, causing pressure on the net interest margin.  As a result, the net interest margin decreased 9 basis points in 2006, from 5.02% to 4.93%.

The Bank is asset sensitive (see the Asset and Liability Management section of this discussion) and benefited from the steady increase in short-term interest rates in 2004 and 2005.  As short-term rates leveled off in 2006, the Bank experienced increasing pressure on the margin due to competition for deposits in the local market and from other non-local financial institutions.  Overall, the Bank expects that pressure to continue in 2007, but does not expect the margin to fall in 2007 significantly below its 2006 level.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis

(In thousands)

	Year Ended December 31, 2006 Compared to 2005			Year Ended December 31, 2005 Compared to 2004
	Increase (Decrease) in interest income and expense due to changes in:			Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$836	$925	$1,761	$981	$959	$1,940
Investment securities	7	53	60	(10)	58	48
Federal funds sold	(5)	79	74	(10)	76	66
Other interest income	4	20	24	(33)	(11)	(44)
Total increase in interest income	842	1,077	1,919	928	1,082	2,010

Interest-bearing liabilities:
Transaction accounts	27	37	64	10	22	32
Savings deposits	(218)	301	83	(31)	320	289
Certificates of deposit	360	816	1,176	119	501	620
Total interest-bearing deposits	169	1,154	1,323	98	843	941
Federal funds purchased	(3)	—	(3)	3	—	3
FHLB advances	141	46	187	124	40	164
Subordinated debt	—	55	55	—	63	63
Total borrowed funds	138	101	239	127	103	230
Total increase in interest expense	307	1,255	1,562	225	946	1,171
Increase in net interest income	$535	$(178)	$357	$703	$136	$839

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination of the appropriate level for the allowance is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $75,000 for 2005.  Based on management’s analysis of the allowance for loan losses as of December 31, 2006, no additional provision was required in 2006, as management judged the allowance to be adequate to absorb currently identified potential losses as well as any likely future losses.

See Allowance for Loan Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan losses.

Non-interest Income

Non-interest income decreased $170 thousand in 2006 as compared to 2005, due to decreased SBA loan origination and sale activity, as well as increased amortization of SBA servicing assets on loans previously sold with servicing retained.

The Bank derives a material portion of its non-interest income from the sale of SBA guaranteed loans.  Gain on sale of SBA loans decreased by $46,000 in 2006 as compared to 2005, after decreasing $321,000 in 2005 as compared to 2004.  Due to a number of factors, including competition in the local market, SBA loans originated and sold were at a reduced level in 2005.  Recovery from that low level of SBA loan production was further challenged in 2006 as the Bank was without a manager of its Business Banking Center for most of the year.  Gains on loan sales declined 50% in 2005, to $344 thousand, and declined another 13% in 2006.

The increased amortization of the SBA servicing assets was the result of loan payoffs earlier than originally projected, primarily because of the higher interest rate environment.  When these loans were paid off the Bank had to accelerate the amortization of the portion of the loan servicing asset related to those loans, reducing servicing fee income in 2006.  Loan servicing fees (net of amortization) decreased $150 thousand in 2005, as compared to 2004, and decreased another $134 thousand in 2006.

In 2005 the Company received a $135,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its target market area.  Until the fourth quarter of 2006 this grant had been reflected in other liabilities in the consolidated balance sheet pending concurrence from the CDFI Fund regarding the proposed spending plan.  By December 31, 2006, the Company had incurred qualifying expenses totaling $100 thousand.  That portion of the grant was recognized in non-interest income in 2006.  All or a portion of the remaining $35 thousand could be recognized in income in 2007 if additional qualifying expenses or purchases are incurred, and the Bank expects to incur at least $13 thousand of qualifying purchases in 2007.  To the extent that qualifying expenses or purchases are not incurred, however, the grant funds may be returned.

The Bank and the Company expect to continue to apply for grants and awards, but no assurance can be given that any future BEA grants or awards will be received.

Non-interest Expense

Non-interest expense increased in 2006 by $425 thousand, or 7%.

Non-interest expenses that had material changes from 2005 to 2006 were:

•                  Salary and benefits increased by $273 thousand, or 9%.  Salaries increased $112 thousand, due to normal salary increases during the year.  Employee benefit cost increases included company contributions to 401(k), profit sharing and incentive plans ($71 thousand), group health insurance ($28 thousand) and stock compensation expense for officers ($55 thousand).

•                  Furniture and equipment expense increased by $49 thousand, or 19%, due primarily to depreciation on computer hardware and software (up $43 thousand for the year).

•                  Data processing expenses increased by $57 thousand, or 14%, due to growth, the Bank’s expanded use of functions available in its core processing system, as well as the costs of converting to a new internet banking system in 2006.

•                  Marketing and business development increased by $40 thousand, or 15%.  Advertising costs accounted for $29 thousand of the increase, as the Bank increased its promotion of deposit and loan products in the local print media.  Also included in marketing and business development for 2006 is $89 thousand of contributions to the non-profit affiliate MCSC, to further MCSC’s mission of providing Central Coast and Central California small businesses with technical assistance, counseling and training in finance, management, marketing procurement and access to the U. S. Small Business Administration’s programs and services. Also in 2006, The Mission Community Club program generated $25 thousand in grants to local non-profit organizations.  In 2005 the Company recognized $75 thousand in contributions expense related to its guarantee of MCSC’s borrowings (see Notes L and Q to the consolidated financial statements).

•                  Insurance and regulatory assessments increased $60 thousand, or 64%.  Liability insurance costs increased $32 thousand, property/casualty insurance increased $20 thousand and regulatory assessments were up $8 thousand.

•                  Loan and lease expenses decreased $22 thousand, or 22%, as the Bank’s loan originations were down in 2006 as compared to 2005.  These expenses are largely related to new loans originated and draws on construction loans.

Income Taxes

The Company’s combined federal and state effective income tax rate was 38.3% in 2006 and 39.1% in 2005.  The decrease in the effective rate from 2005 to 2006 was primarily due to increased tax-free income from municipal securities and loans.  See Note H to the consolidated financial statements for more information on income taxes.

Financial Condition

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

Investment policies and limits have been established by the board of directors.  Investments can include federally-insured certificates of deposit, obligations of the U.S. Treasury and U.S. agencies, mortgage-related instruments issues or backed by U.S. agencies, municipal bonds rated Baa or better (Moody’s), Aaa-rated private label mortgage-backed and asset-backed securities, and corporate securities rated A or A-1.  Guidelines have been established for diversification of the portfolio among these investment categories and per-transaction limits have been established as well.  The Bank’s chief financial officer reports investment purchase and sale activity to the Board on a monthly basis and more detailed quarterly reports are presented to the Investment Committee.

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition

	December 31, 2006			December 31, 2005
	Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$1,999	$1,982	3.51%	$—	$—
One to five years	3,494	3,432	4.16%	4,499	4,377	3.63%
Five to ten years	1,000	990	4.73%	1,500	1,480	4.32%
After 10 years	999	966	4.31%	999	951	4.31%
Total U.S. Government agencies	7,492	7,370	4.08%	6,998	6,808	3.87%
Mortgage-backed and asset-backed securities:
Within one year	3	3	—	—
One to five years	855	842	4.10%	962	934	3.72%
Five to ten years	236	230	4.09%	426	419	4.70%
After 10 years	5,989	6,028	4.30%	7,756	7,655	4.20%
Total mortgage-backed and asset-backed securities	7,083	7,103	4.27%	9,144	9,008	4.17%
Municipal securities:
After 10 years	1,941	1,943	6.01%	—	—
Total municipal securities	1,941	1,943	6.01%	—	—
Total investment securities	$16,516	$16,416	4.39%	$16,142	$15,816	4.04%

The non-accrual security is included in the amortized cost and market value of securities.  Yields reflect no interest income on the non-accrual security.  Yields on tax-exempt municipal securities have been adjusted to their fully-taxable equivalents in 2006.  The Bank had no tax-exempt securities in 2005.

During 2006, the Bank purchased $1.9 million of municipal securities to take advantage of their higher yields on a fully taxable equivalent basis.  All of the municipal securities purchased to date are within California, bank qualified, and are rated at least Aaa.

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of December 31, 2006, the gross book value of the security was $330,613 and the reserve was $246,405, for a net book value of $84,208.

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

Loan Portfolio Composition
(Dollars in thousands)

	As of December 31,
	2006		2005
Type of Loan	Amount	Percentage	Amount	Percentage
Commercial	$21,944	17.87%	$15,005	12.56%
Agricultural	123	0.10%	152	0.13%
Real estate	66,591	54.23%	71,878	60.16%
Construction	31,639	25.76%	29,921	25.04%
Consumer	2,502	2.04%	2,519	2.11%
Total loans	$122,799	100.00%	$119,475	100.00%

Off-balance-sheet commitments:
Undisbursed loan commitments	$35,375		$37,379
Standby letters of credit	213		203

The following table sets forth as of December 31, 2006, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans
(Dollars in thousands)

					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial	$14,000	$5,011	$2,933	$21,944	$7,711	$233
Agricultural	123	—	—	123	—	—
Real estate	22,347	9,435	34,809	66,591	38,883	5,361
Construction	29,649	203	1,787	31,639	248	1,742
Consumer Loans	468	698	1,336	2,502	2,034	—
Total Loans	$66,587	$15,347	$40,865	$122,799	$48,876	$7,336

The Bank funds commercial loans to provide working capital, to finance the purchase of equipment and for other business purposes.  These loans can be short-term, with maturities ranging from thirty days to one year, or term loans, with maturities normally ranging from one to twenty-five years.  Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly.  In years prior to 2006, term loans have normally provided for floating interest rates, with monthly payments of both principal and interest.  However, in 2006, with the increased interest rate environment, the Bank saw a marked increase in demand for fixed rate loans.  To retain valued borrower relationships the Bank converted approximately $5.8 million of floating rate loans to fixed rates in 2006.  Most of these loans are secured by real estate.  The Bank’s Asset and Liability Committee (“ALCO”) approved this fixed rate loan program in light if the Bank’s asset-sensitive structure.

Included in commercial loans are SBA loans.  The Bank originates and services SBA loans and is active in specific SBA programs.  Further, the Bank is designated as an SBA preferred lender which allows greater flexibility to meet small business loan requests with a more timely credit approval process.

The Bank makes adjustable rate SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans.  At December 31, 2006 and 2005, the Bank serviced approximately $23.3 million and $32.2 million, respectively, in SBA loans.  During 2006, due to the above-mentioned demand for fixed rate loans, approximately $4.4 million of previously sold adjustable rate SBA loans were repurchased and converted to fixed rate SBA-guaranteed loans.  (These repurchased SBA loans are included in the $5.8 million total loans converted from floating to fixed rates mentioned above.)  The secondary market for fixed rate SBA loans is very limited, so none of these fixed rate loans had been sold as of December 31, 2006, and the Bank intends to retain these loans for its own portfolio.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank is active in construction lending for interim loans to finance the construction of commercial and single family residential property.  Construction loans totaled $31.6 million as of December 31, 2006, a $1.7 million increase from a year earlier.  These loans are typically extended for terms of no more than 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for the particular type of building.

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

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets
(Dollars in thousands)

	As of December 31,
	2006	2005
Loans on nonaccrual status	$240	$76
Loans past due 90 days or more and accruing	1,929	—
Restructured loans	—	—
Total nonperforming loans	2,169	76
Other real estate owned	—	—
Total nonperforming assets	$2,169	$76

Allowance for loan losses	$1,026	$1,141

Asset quality ratios:
Non-performing assets to total assets	1.37%	0.05%
Non-performing loans to total loans	1.77%	0.06%
Allowance for loan losses to total loans	0.84%	0.96%
Allowance for loan losses to total
non-performing loans	47%	1501%

Non-accrual loans are loans which management believes may not be fully collectible as to principal and interest.  Generally, loans are placed in non-accrual status when they are 90 days or more past due unless they are well-secured and in the process of collection.  Once placed in non-accrual status, a loan is not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt, at which time a further review of the loan is conducted.

The $1.9 million of loans past due 90 or more days and accruing represents one construction loan that was past due as of December 31, 2006, but which was brought current in mid-January 2007.  The loan is well-secured by real estate collateral and is expected to be paid off in mid-2007.  Management’s analysis of this loan as of December 31, 2006, indicates that the Bank has no loss exposure.

Restructured loans are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.  Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.  The Bank had no restructured loans or other real estate at any time during 2005 or 2006.

As of December 31, 2006, all of the non-accrual loans were SBA loans, with $216 thousand of the total guaranteed by the SBA.  At December 31, 2005, 89% of the Bank’s non-accrual loans were SBA loans, and $58 thousand of the total was guaranteed by the SBA.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2006, the Company had approximately $121 thousand of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of December 31, 2006, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

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

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2006:

Loan Concentrations
December 31, 2006
(Dollars in thousands)

Type of Loan	Amount	Percent of Total Loans
Construction and land development	$31,639	25.8%
Other real estate loans (by type of collateral):
Non-farm, non-residential property	49,224	40.1%
1 to 4 family residential—1st liens	3,737	3.0%
1 to 4 family residential—Jr. liens	6,249	5.1%
Multi-family residential	4,972	4.0%
Farmland	2,409	2.0%
Total real estate-secured loans	98,230	80.0%
Commercial loans and leases	21,944	17.9%
Agricultural loans	123	0.1%
Consumer loans	2,502	2.0%
Total loans, including loans held for sale	$122,799	100.0%

The table indicates a concentration in commercial real estate loans (construction loans and loans secured by non-farm, non-residential and multi-family residential properties) totaling $85.8 million.  However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $69.4 million, or 56.5% of total loans.  The Bank has had no loss experience with these types of loans, all are well secured and, except for the one loan reported above as past due more than 90 days and accruing, none are classified.

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

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan losses:

Summary of Loan Loss Experience
(Dollars in thousands)

	2006	2005
Balance at beginning of year	$1,141	$1,094
Loans charged off:
Real Estate	—	—
Commercial	(102)	(24)
Consumer	(19)	(7)
Other	—	—
Total loans charged off	(121)	(31)
Recoveries:
Real Estate	—	—
Commercial	6	1
Consumer	—	2
Other	—	—
Total recoveries	6	3
Net recoveries (charge-offs)	(115)	(28)
Provision charged to operations	—	75
Balance at end of year	$1,026	$1,141

Ratio of net charge-offs to average loans	0.10%	0.03%
Ratio of provision to average loans	0.00%	0.07%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  As of December 31, 2006, the Bank did not establish special reserves for individual loans based on specific anticipation of loss to the portfolio.  The inherent risk present in the “acceptable” portion of the loan portfolio is taken into consideration and adjustments made for trends, changes in economic conditions and other relevant factors that may affect repayment of the loans.

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

The ratio of allowance for loan losses to total loans as of December 31, 2006 was 0.84%.  Management and the board consider this to be adequate based on their analysis and reviews of the portfolio.

As part of the analysis of the allowance, the Bank assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans.  The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2006 and 2005.

	December 31, 2006				December 31, 2005
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance
Unclassified loans:
Real estate	$94,772	77.2%	$447	43.6%	$93,588	78.4%	$431	37.8%
Other secured loans	23,220	18.9%	244	23.8%	20,649	17.3%	295	25.9%
Unsecured loans	2,733	2.2%	32	3.1%	1,006	0.8%	21	1.8%
Total unclassified loans	120,725	98.3%	723	70.5%	115,243	96.5%	747	65.5%
Classified loans	2,074	1.7%	30	2.9%	4,232	3.5%	376	32.9%
Other economic factors			273	26.6%			18	1.6%
Totals	$122,799	100.0%	$1,026	100.0%	$119,475	100.0%	$1,141	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $124.3 million as of December 31, 2006, and $127.6 million at December 31, 2005.  Deposits decreased by $3.3 million, or 3%, following a $14.8 million, or 13%, increase in 2005.  Increasing competition for deposits in the local market and from other non-local financial institutions made deposit growth a formidable challenge in 2006.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Bank has used and expects to continue to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for 2006 and 2005.

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

During 2006 the Bank began to capitalize on its status as the only bank in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their deposits at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $30 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,500 banks with other network banks (in increments of less than the $100 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of December 31, 2006, the Bank had issued $2.5 million of certificates of deposit to local customers through the CDARS program.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2006:

Maturities of Time Deposits of $100,000 or More

(Dollars in thousands)
Three months or less	$20,562
Three months to six months	8,698
Six months to one year	7,110
Over one year	1,284
Total time deposits of $100,000 or more	$37,654

Short Term and Other Borrowings

As of December 31, 2006, the Bank had $17.4 million in outstanding borrowings from the Federal Home Loan Bank of San Francisco, $10.5 million of which matures during 2006, and the balance matures on various dates from March 2008 through December 2013.  Note F to the consolidated financial statements contains additional information regarding these borrowings.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position.  As of December 31, 2006, the Bank had outstanding commitments to extend credit totaling $35.4 million and standby letters of credit totaling approximately $200 thousand.  See Note M to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2006.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $7.1 million in federal funds sold on December 31, 2006, and $8.0 million on December 31, 2005.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate liquidity ratio.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits.  As of December 31, 2006 and 2005, the Bank’s liquidity ratios were 13.3% and 14.6%, respectively.

While the Bank primarily uses federal funds sold as the primary immediate source of cash liquidity, it also has established short-term borrowing lines (federal funds purchased) for a total of $6.5 million from its correspondent banks.  These lines are for short-term needs and are rarely used.

The Bank also has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  FHLB borrowings can be structured over various terms ranging from overnight to ten years.  As of December 31, 2006, the Bank had outstanding borrowings from the FHLB totaling $17.4 million.  Of the $17.4 million, $3 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow up to 25 percent of its total assets or an additional $17.4 million from the FHLB.  The Bank anticipates utilizing FHLB borrowings in 2007 when needed as part of its normal liquidity management to fund asset growth on a cost-effective basis, and has more than adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2006:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$10,500	$3,900	$—	$3,000	$17,400
Junior subordinated debentures	—	—	—	3,093	3,093
Operating leases	336	551	325	3,843	5,055
Capital leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual obligations	$10,836	$4,451	$325	$9,936	$25,548

While core, local deposits remain the primary source of deposits, the Bank continues to seek alternate sources for competitive rate deposits.  Through the CDARS program (see Deposits earlier in this analysis), the Bank is able to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits are typically priced comparable to FHLB secured borrowing rates, but with no collateral required.  As of December 31, 2006, the Bank had approximately $10 million of “One-Way Buy” CDARS deposits, which are considered to be brokered deposits.  The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity.  As of December 31, 2006, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $246,000 in unrestricted cash.  See Note Q to the consolidated financial statements for additional financial information regarding Bancorp.

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

The table below sets forth the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2006.  For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it can be repriced, matures within its contractual terms, or is expected to be prepaid.  For example, all savings, NOW and money market accounts can be repriced immediately, so they are included in the left-most column.  Based on their contractual terms, loans may reprice or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier.  That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

Interest Sensitivity Gap
December 31, 2006

	Sensitive to Rate Changes Within
	3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$81,437	$19,627	$19,177	$2,648	$(90)	$122,799
Investment securities	431	3,701	8,671	3,712	(99)	16,416
Other earning assets	10,589		550		—	11,139
Non-interest-earning assets	—	—	—	—	7,815	7,815
Total assets	92,457	23,328	28,398	6,360	7,626	158,169

Interest-Bearing Liabilities:
Interest-bearing deposits	75,685	21,089	1,518	—	—	98,292
Borrowed funds	8,500	2,000	3,900	3,000	—	17,400
Junior subordinated debentures	3,093	—	—	—	—	3,093
Non-interest-bearing liabilities and equity	—	—	—	—	39,384	39,384
Total liabilities and equity	87,278	23,089	5,418	3,000	39,384	158,169

Interest rate sensitivity gap	$5,179	$239	$22,980	$3,360	$(31,758)	$—

Cumulative interest rate sensitivity gap	$5,179	$5,418	$28,398	$31,758	$—

Cumulative gap to total earning assets	3%	3%	18%	20%

Gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities.  A positive cumulative gap, as shown in the table, means that over the periods indicated our assets will reprice faster than our liabilities.  During the first year $116 million of the interest earning assets are expected to reprice, compared with $110 million of interest bearing liabilities—a slightly asset-sensitive structure.  More importantly, during the first three months $92 million of interest earning assets will reprice and only $87 million of interest-bearing liabilities.  In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to increase, and in a declining interest rate environment net interest income would be expected to decrease.

One should use caution if attempting to predict future levels of net interest income through the use of “static” gap analysis, however.  The actual impact of interest rate movements on net interest income may differ significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures.  Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  In addition, varying interest rate environments can create unexpected changes in prepayment activity as compared to prepayments assumed in the interest rate sensitivity analysis.  Prepayments may have significant impact on our net interest margin.  These factors are not fully reflected in the foregoing gap analysis and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

Based on current economic forecasts, the Bank anticipates that interest rates will remain relatively flat for the first half of 2007 and may decrease slightly in the second half, which would suggest that the interest margin may decline slightly in 2007.  However, with active asset and liability management, the Bank expects to be able to maintain its net interest margin at approximately its 2006 level.

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California, yet real estate values have declined slightly in 2006.  After several years of strong appreciation,  residential and commercial sale activity has slowed somewhat in recent months.  There can be no assurance that the economy will continue to be strong or that real estate values will return to pre-2006 levels in the short term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past two years:

	2006	2005
Return on Average Assets	0.58%	0.68%
Return on Average Equity	7.53%	9.16%

Item 7.  Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2006 and 2005

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

   ON THE CONSOLIDATED FINANCIAL STATEMENTS

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants	VALUE THE DIFFERENCE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, the Company adopted new accounting guidance which impacts the accounting for stock options.

Laguna Hills, California
March 5, 2007

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com
FRESNO  •  LAGUNA HILLS  •  PALO ALTO  • PLEASANTON  •  RANCHO CUCAMONGA

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and Due from Banks	$3,044,952	$4,432,733
Federal Funds Sold	7,070,000	7,950,000
TOTAL CASH AND CASH EQUIVALENTS	10,114,952	12,382,733

Certificates of Deposit in Other Banks	550,000	550,000

Investment Securities Available for Sale	16,415,903	15,815,704

Loans held for sale	274,015	241,500

Loans:
Commercial	21,669,968	14,763,179
Agricultural	123,000	152,573
Construction	31,639,178	29,920,948
Real Estate	66,590,505	71,878,354
Consumer	2,502,159	2,518,701
TOTAL LOANS	122,524,810	119,233,755

Allowance for Loan Losses	(1,025,939)	(1,141,096)
NET LOANS	121,498,871	118,092,659

Federal Home Loan Bank Stock and Other Stock, at Cost	1,311,225	1,499,225
Premises and Equipment	3,723,808	3,331,475
Cash Surrender Value of Life Insurance	2,207,634	2,134,526
Accrued Interest and Other Assets	2,072,116	2,239,784
	$158,168,524	$156,287,606

The accompanying notes are an integral of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$25,988,437	$27,969,486
Money Market, NOW and Savings	36,935,546	39,280,290
Time Deposits Under $100,000	23,702,313	25,154,995
Time Deposits $100,000 and Over	37,654,383	35,183,125
TOTAL DEPOSITS	124,280,679	127,587,896

Other Borrowings	17,400,000	13,400,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,241,744	1,225,486
TOTAL LIABILITIES	146,015,423	145,306,382

Commitments and Contingencies - Notes D and M	—	—

Shareholders’ Equity:
Preferred Stock — Authorized 1,000,000 Shares:
Series A — $5 Stated Value; 100,000 Issued and Outstanding
Liquidation Value of $500,000	392,194	392,194
Series B — $10 Stated Value; 20,500 Issued and Outstanding
Liquidation Value of $205,000	191,606	191,606
Series C — $10 Stated Value; 50,000 Issued and Outstanding
Liquidation Value of $500,000	500,000	500,000
Common Stock — Authorized 1,000,000 Shares;
Issued and Outstanding: 673,399 in 2006 and 659,799 in 2005	6,858,648	6,655,784
Additional Paid-In Capital	60,798	—
Retained Earnings	4,208,742	3,434,081
Accumulated Other Comprehensive Income — Unrealized
Depreciation on Available-for-Sale Securities, net of tax	(58,887)	(192,441)
TOTAL SHAREHOLDERS’ EQUITY	12,153,101	10,981,224
	$158,168,524	$156,287,606

The accompanying notes are an integral of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2006 and 2005

	2006	2005
INTEREST INCOME
Interest and Fees on Loans	$10,385,886	$8,624,700
Interest on Investment Securities	685,466	624,902
Other Interest Income	283,109	185,640
TOTAL INTEREST INCOME	11,354,461	9,435,242
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	1,020,225	872,986
Interest on Time Deposits	2,541,282	1,365,133
Other Interest Expense	879,596	640,765
TOTAL INTEREST EXPENSE	4,441,103	2,878,884
NET INTEREST INCOME	6,913,358	6,556,358
Provision for Loan Losses	—	75,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,913,358	6,481,358
NON-INTEREST INCOME
Service charges on deposit accounts	258,043	256,109
Gain on sale of loans	298,542	344,490
Loan servicing fees, net of amortization	(118,074)	15,627
Grants and awards	100,188	—
Other income and fees	95,826	188,121
TOTAL NON-INTEREST INCOME	634,525	804,347
NON-INTEREST EXPENSE
Salaries and employee benefits	3,410,679	3,137,693
Occupancy expenses	583,841	568,971
Furniture and equipment	303,568	254,272
Data processing	460,225	403,440
Professional fees	176,660	175,782
Marketing and business development	313,599	273,792
Office supplies and expenses	210,805	241,719
Insurance and regulatory assessments	153,000	93,352
Loan and lease expenses	80,002	102,348
Provision for unfunded commitments	—	5,000
Other expenses	447,108	457,961
TOTAL NON-INTEREST EXPENSE	6,139,487	5,714,330
INCOME BEFORE INCOME TAXES	1,408,396	1,571,375
Income Tax Expense	538,827	614,847
NET INCOME	$869,569	$956,528

Per Share Data (Notes A and N):
Net Income — Basic	$1.10	$1.25
Net Income — Diluted	$1.02	$1.14

The accompanying notes are an integral of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2006 and 2005

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income	Total

Balance at
January 1, 2005	$1,083,800	642,599	$6,387,326	$—		$2,570,697	$(14,507)	$10,027,316

Dividends paid						(93,144)		(93,144)
Exercise of stock options, and related tax benefit of $107,170		17,200	268,458					268,458

Comprehensive Income:
Net income					$956,528	956,528		956,528
Net unrealized loss on available-for-sale securities, net of taxes of $86,537					(124,530)		(124,530)	(124,530)
Net unrealized loss on securities reclassified from held-to-maturity, net of taxes of $37,111					(53,404)		(53,404)	(53,404)

Total Comprehensive Income					$778,594

Balance at
December 31, 2005	$1,083,800	659,799	$6,655,784	$—		$3,434,081	$(192,441)	$10,981,224

Dividends paid						(94,908)		(94,908)
Exercise of stock options, and related tax benefit of $68,062		13,600	202,864	(302)				202,562
Stock-based compensation				61,100				61,100

Comprehensive Income:
Net income					$869,569	869,569		869,569
Net unrealized gain on available-for-sale securities, net of taxes of $92,809					133,554		133,554	133,554

Total Comprehensive Income					$1,003,123

Balance at
December 31, 2006	$1,083,800	673,399	$6,858,648	$60,798		$4,208,742	$(58,887)	$12,153,101

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2006 and 2005

	2006	2005
OPERATING ACTIVITIES
Net income	$869,569	$956,528
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	102,418	(3,298)
Depreciation	325,146	279,753
Accretion of discount on securities and loans, net	(306,378)	(282,333)
Provision for credit losses	—	75,000
Provision for losses on unfunded loan commitments	—	5,000
Stock-based compensation	61,100	—
Loss on disposal of fixed assets	6,161	30,262
Gain on loan sales	(298,542)	(344,490)
Proceeds from loan sales	3,767,984	4,592,922
Loans originated for sale	(3,484,238)	(4,073,364)
Increase in cash surrender value of life insusance	(73,108)	(74,721)
Other, net	(201,395)	328,643
NET CASH PROVIDED BY OPERATING ACTIVITIES	768,717	1,489,902

INVESTING ACTIVITIES
Net change in Federal Home Loan Bank and other stock	228,600	(418,300)
Purchase of available-for-sale securities	(2,932,428)	(3,240,255)
Proceeds from maturities of available-for-sale securities	2,544,707	1,807,835
Proceeds from maturities of held-to-maturity securities	—	1,055,446
Net increase in loans	(2,954,174)	(15,949,680)
Proceeds from sale of fixed assets	14,400	3,295
Purchases of premises and equipment	(738,040)	(1,164,905)
NET CASH USED IN INVESTING ACTIVITIES	(3,836,935)	(17,906,564)

FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts	(4,325,793)	(316,486)
Net increase in time deposits	1,018,576	15,068,332
Net increase in other borrowings	4,000,000	900,000
Payment of dividends	(94,908)	(93,144)
Proceeds from exercise of stock options	202,562	268,458
NET CASH PROVIDED BY FINANCING ACTIVITIES	800,437	15,827,160

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,267,781)	(589,502)
Cash and cash equivalents at beginning of year	12,382,733	12,972,235
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,114,952	$12,382,733

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,226,061	$2,798,589
Taxes paid	415,000	510,090
Reclassification of securities from held-to-maturity to available-for-sale	—	7,891,643

The accompanying notes are an integral of these consolidated financial statements.

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Mission Community Development Corporation

Mission Community Development Corporation (“MCDC”) is a community development corporation which provides financing for small businesses and projects in low- to moderate-income areas.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of MCDC were not material for the years ended December 31, 2006 or 2005.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”).  The Bank was in compliance with this requirement, which was $598,000 as of December 31, 2006.

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

Loans for which the accrual of interest has been discontinued are designated as non-accrual loans.  Loans are classified as non-accrual when principal or interest is past due 90 days based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest, unless the loan is well secured and in the process of collection.  Income on such loans is then only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

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

To calculate the gain (loss) on sale of loans, the Bank’s investment in the loan is allocated among the retained portion of the loan, the servicing retained and the sold portion of the loan, based on the relative fair market value of each portion.  That portion of the excess servicing fees that represents contractually specified servicing fees (contractual servicing) is reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method.  The gain (loss) on the sold portion of the loan is recognized at the time of sale based on the difference between the sale proceeds and the allocated investment.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.

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

Earnings Per Share (“EPS”)

EPS is computed under the provisions of Statement of Accounting Standards No. 128, Earnings per Share, (“SFAS 128”) and the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires that income per share for the Company’s common stock be calculated assuming 100% of the Company’s earnings are distributed as dividends to its common and preferred shareholders based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.   Basic EPS is computed by dividing income available to common shareholders, using the method prescribed above under EITF 03-6, by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock-Based Compensation

During 2005 and 2006 the Company had one stock option plan (see Note I to the consolidated financial statements).  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which addresses accounting for equity-based compensation arrangements, including employee stock options.  SFAS 123R replaced SFAS 123 and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and the related guidance.  SFAS 123R generally requires entities to recognize the cost of employee services received in exchange for awards of stock options or other equity instruments based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

Change in Accounting Principle

The Company adopted SFAS 123R on January 1, 2006, using the “modified prospective method.”  Under this method, compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006; prior periods are not restated.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.  The fair value of each grant is estimated using the Black-Scholes option pricing model.  During 2006 the Company recognized pre-tax stock-based compensation expense of $61 thousand as a result of adopting SFAS 123R, which reduced net income by $59 thousand, basic EPS by $0.08 and diluted EPS by $0.07.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance.  Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  All of the Company’s stock option grants included exercise prices equal to the Company’s current market price per share.  Accordingly, no compensation expense was recognized for stock options for periods prior to 2006.

Had previously recognized compensation cost (prior to 2006) for the Company’s stock option plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net income and earnings per share would have changed to the pro forma amounts indicated below:

2005
Net Income:
As Reported	$956,528
Stock-based compensation recognized	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123, net of tax	(60,012)
Pro Forma	$896,516

Basic Income Per Share:
As Reported	$1.25
Pro Forma	1.17
Diluted Income Per Share:
As Reported	1.14
Pro Forma	1.07

Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which will permit the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method.  Currently, under SFAS 140, the Bank amortizes the SBA loan servicing asset over the period that servicing fees are expected to be received, and recognizes an impairment loss if the value of the servicing asset is determined to be impaired.  We plan to adopt the amortization method in 2007, so we expect that adopting SFAS 156 will not have a material effect on our 2007 financial statements.

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if, based on its technical merits, the position is more likely than not to be sustained on audit.  The provisions of FIN 48 are effective for the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Because we don’t believe the Company or the Bank have taken any material uncertain tax positions, we do not expect that FIN 48 will have a material effect on our 2007 financial statements.

Reclassifications

Certain reclassifications were made to prior years’ presentations to conform to the current year.  These reclassifications had no effect on net income or earnings per share.

NOTE B—INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available for Sale:
December 31, 2006:
U.S. Government agencies	$7,492,390	$5,297	$(127,932)	$7,369,755
Mortgage-backed securities	6,850,095	3,674	(111,923)	6,741,846
Municipal securities	1,940,944	9,328	(7,640)	1,942,632
Asset-backed securities	232,282	130,310	(922)	361,670
	$16,515,711	$148,609	$(248,417)	$16,415,903

December 31, 2005:
U.S. Government agencies	$6,997,448	$—	$(189,423)	$6,808,025
Mortgage-backed securities	8,828,346	7,565	(191,575)	8,644,336
Asset-backed securities	316,081	48,616	(1,354)	363,343
	$16,141,875	$56,181	$(382,352)	$15,815,704

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

The scheduled maturities of investment securities at December 31, 2006, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

Within one year	$2,001,711	$1,984,452
Due in one year to five years	4,349,051	4,274,019
Due in five years to ten years	1,236,244	1,220,349
Due in greater than ten years	8,928,705	8,937,083
	$16,515,711	$16,415,903

Included in accumulated other comprehensive income at December 31, 2006 were net unrealized losses on investment securities available for sale of $99,808 less applicable income taxes of $40,921.  At December 31, 2005, accumulated other comprehensive income included net unrealized losses on available-for-sale securities of $326,171 less applicable income taxes of $133,730.  No securities were sold in 2006 or 2005.

Investment securities in a temporary unrealized loss position as of December 31, 2006 and 2005 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006:
U.S. Government agencies	$—	$—	$6,370,690	$127,932	$6,370,690	$127,932
Mortgage-backed securities	154,675	50	6,156,761	111,873	6,311,436	111,923
Municipal securities	1,224,764	7,640	—	—	1,224,764	7,640
Asset-backed securities	—	—	144,257	922	144,257	922
	$1,379,439	$7,690	$12,671,708	$240,727	$14,051,147	$248,417

December 31, 2005:
U.S. Government agencies	$1,967,580	$31,298	$4,840,445	$158,125	$6,808,025	$189,423
Mortgage-backed securities	3,918,662	68,455	4,274,393	123,120	8,193,055	191,575
Asset-backed securities	198,763	1,354	—	—	198,763	1,354
	$6,085,005	$101,107	$9,114,838	$281,245	$15,199,843	$382,352

The unrealized losses on investments in U.S. Government agency and mortgage-backed securities which have been in an unrealized loss position for one year or longer as of December 31, 2006 (a total of 27 securities), were caused by market interest rate increases subsequent to the purchase of the securities.  The unrealized losses on all but one of these 27 securities have decreased from December 31, 2005 to December 31, 2006.  Because the Bank has the ability to hold all these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of December 31, 2006.  Other than the one impaired asset-backed security footnoted above, none of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk.

Investments securities carried at $10,598,000 and $10,140,000 as of December 31, 2006 and 2005, respectively, were pledged to secure public deposits as required by law.

NOTE C—LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2006, 70% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 57% of the loan portfolio as of December 31, 2006.

Included in total loans are net deferred loan fees of $192,000 and $297,000 at December 31, 2006 and 2005, respectively.

The following is a summary of the investment in impaired loans as of December 31, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	2006	2005
Impaired Loans:
Impaired loans with a related allowance for loan losses	$136,000	$48,000
Impaired loans with no related allowance for loan losses	104,000	28,000
Total impaired loans	240,000	76,000
Related Allowance for Loan Losses	12,000	9,000
Average Recorded Investment in Impaired Loans	271,600	124,400
Interest Income Recognized for Cash Payments While Impaired	—	—
Total Loans on Non-accrual	240,000	76,000
Total Loans Past Due 90 Days or More and Still Accruing	1,929,000	—

Following is a summary of the changes in the allowance for possible loan losses for the years ended December 31:

	2006	2005
Balance at Beginning of Year	$1,141,096	$1,093,838
Additions to the Allowance Charged to Expense	—	75,000
Less Loans Charged Off	(121,374)	(30,402)
Plus Recoveries on Loans Previously Charged Off	6,217	2,660
Balance at End of Year	$1,025,939	$1,141,096

The Bank also originates SBA-guaranteed loans for sale to institutional investors.  At December 31, 2006 and 2005 the Bank was servicing $23,306,000 and $32,205,000, respectively, in loans previously sold or participated.  The Bank has recorded servicing assets related to these sold loans of approximately $283,000 and $574,000 at December 31, 2006 and 2005, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Bank used the following assumptions for sales recorded in 2006:

	Range	Weighted Average
Discount rate	10.25% to 12.25%	11.14%
Estimated life	17 to 105 months	57 months

Management performs an analysis each quarter to reassess these assumptions, which are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balances of the SBA loan servicing asset for 2006 and 2005:

	2006	2005
Balance at Beginning of Year	$574,302	$750,234
Additions to the Asset	78,046	130,434
Less amortization	(369,652)	(306,366)
Balance at End of Year	$282,696	$574,302

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2006 and 2005.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of income.

NOTE D—PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2006	2005
Land	$2,171,007	$1,678,180
Buildings	763,418	722,333
Leasehold improvements	338,359	344,245
Furniture, fixtures, and equipment	2,197,931	2,021,678
	5,470,715	4,766,436
Accumulated depreciation and amortization	(1,746,907)	(1,434,961)
Net premises and equipment	$3,723,808	$3,331,475

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2011.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $278,000 in 2006 and $282,000 in 2005.

At December 31, 2006, the approximate future minimum annual payments under these leases for the next five years are as follows:

2007	$335,524
2008	312,220
2009	238,867
2010	202,172
2011	123,106
Later years	3,843,000
$5,054,889

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent unless the increases are scheduled and currently determinable.  It does not represent a forecast of future rental expenses.  Included in the above table are obligations under a 50-year land lease for property in San Luis Obispo, California, upon which the Bank intends to build a full-service branch and administrative office.  Currently the lease provides for rentals of $7,000 per month, but this rate could be reduced in the future under certain conditions.  The terms of the lease give the Bank early termination rights through September 30, 2007.

NOTE E—DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits are as follows:

Due in one year	$59,838,142
Due in one to five years	1,518,554
$61,356,696

Ten deposit customers comprised $26.6 million, or 21.4%, of the Bank’s total deposits as of December 31, 2006.

NOTE F—OTHER BORROWINGS

Other borrowings at December 31, 2006 are comprised of the following advances from the Federal Home Loan Bank of San Francisco:

Maturity Date	Interest Rate	Amount
1/4/2007	5.38%	$2,500,000
1/29/2007	5.38%	3,000,000
3/21/2007	5.38%	3,000,000
8/13/2007	4.37%	2,000,000
3/31/2008	4.34%	1,400,000
3/30/2009	3.19%	2,000,000
5/13/2009	4.48%	500,000
11/19/2013	4.82%	1,000,000
12/11/2013	4.98%	1,000,000
12/16/2013	4.88%	1,000,000
		$17,400,000

These advances are secured by loans of approximately $72 million.  As of December 31, 2006, the Bank had a borrowing capacity of approximately $17.4 million with the Federal Home Loan Bank of San Francisco in addition to the borrowings listed above.

The Bank also has unsecured borrowing lines with correspondent banks totaling $6.5 million.  As of December 31, 2006, there were no balances outstanding on these lines.

NOTE G—JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at LIBOR plus 2.95% for an effective rate of 8.32% as of December 31, 2006.  The debt securities can be redeemed for 105% of the principal balance through October 7, 2008 and at par thereafter.  They can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

NOTE H—INCOME TAXES

The income tax expense for the years ended December 31, 2006 and 2005 is comprised of the following:

	2006	2005
Current Taxes:
Federal	$311,061	$475,707
State	125,348	142,438
	436,409	618,145
Deferred	102,418	(3,298)
	$538,827	$614,847

A comparison of the federal statutory income tax rates to the Company’s effective income tax follows:

	2006		2005
	Amount	Rate	Amount	Rate
Federal tax rate	$478,855	34.0%	$534,268	34.0%
California franchise taxes, net of federal tax benefit	96,190	6.8%	107,430	6.8%
Interest on municipal securities and loans	(32,669)	(2.3)%	(1,619)	(0.1)%
Increase in cash surrender value of bank-owned life insurance	(24,857)	(1.7)%	(25,405)	(1.6)%
Other items—net	21,308	1.5%	173	—
	$538,827	38.3%	$614,847	39.1%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

NOTE H—INCOME TAXES—Continued

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets:

	2006	2005
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$410,505	$432,375
Unrealized Loss on Available-for-Sale Securities	40,921	133,730
Other	219,559	216,372
	670,985	782,477
Deferred Tax Liabilities:
Deferred loan costs	(145,150)	(141,296)
Depreciation Differences	(106,896)	(96,043)
Other	(95,634)	(26,606)
	(347,680)	(263,945)
Net Deferred Tax Assets	$323,305	$518,532

NOTE I—STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued.  Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, generally for a term of ten years, with vesting occurring ratably over five years.  The stock option plan provides for acceleration of vesting of all options upon change in control of the Bank.  The Bank recognized in 2006 stock-based compensation of $61 thousand and income tax benefits related to that stock-based compensation of $2 thousand.

No options were granted in 2006.  The fair value of the options granted in 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:  risk-free rate of 4.41%, expected lives of six years, no dividend payments and 35.4% stock price volatility.  The volatility assumption was based on actual weekly stock price volatility for the Company from May 2001 to the date of grant.  The risk-free rate of return reflects the average of the grant date yield for 5-year and 7-year U.S. Treasury securities.  The expected life of six years represents the estimated average period of time the options will remain outstanding.

NOTE I—STOCK OPTION PLAN—Continued

A summary of the status of the Company’s fixed stock option plan as of December 31, 2006 and changes during the year is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at Beginning of Year	143,233	$12.20
Granted	—	—
Exercised	(13,600)	9.89
Forfeited	(3,500)	21.44
Outstanding at End of Year	126,133	$12.19	3.1 Years	$1,358,443

Options Exercisable at Year-End	108,033	$10.29	2.3 Years	$1,330,443

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 were $212,000 and $284,000, respectively.

As of December 31, 2006, the Company has unvested options outstanding with unrecognized compensation expense totaling $132 thousand, which is scheduled to be recognized as follows (in thousands):

2007	$48
2008	42
2009	42
Total unrecognized compensation cost	$132

NOTE J—DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was approximately $116,000 in 2006 and $124,000 in 2005.

NOTE K—PREFERRED STOCK

Series A — the Series A Preferred Stock has a $5.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one-half share of voting common stock of the Company.  Series A shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock.  Series A shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a one-for-two exchange).  These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

Series B — the Series B Preferred Stock has a $10.00 stated value and is non-voting, non-convertible and non-redeemable.  Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions.  Additionally, in the event of a specified “change in control event” (including certain mergers or sales of assets), holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company.  These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to an investment from the National Community Investment Fund (“NCIF”).  In connection with this investment, NCIF also purchased 29,500 shares of the Company’s common stock for $10.00 per share.  As part of the investment agreement, the Company by covenant agreed that so long as NCIF or any successor owns and holds any of the Shares to remain a CDFI and to meet certain reporting requirements.

Series C — the Series C Preferred Stock has $10.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one share of voting common stock of the Company.  Series C shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a one-to-one exchange) in any dividends declared on the Company’s common stock.  Series C shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series C shares will be entitled to a liquidation preference of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) before the holders of common stock receive any distributions.  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

NOTE L—RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

	2006	2005

Balance at the beginning of the year	$3,348,855	$3,417,952
New loans and advances	169,142	1,581,015
Repayments	(787,015)	(658,847)
Reclassifications (persons no longer considered related parties)	—	(991,265)
Balance at the end of the year	$2,730,982	$3,348,855

Deposits from related parties held by the Bank totaled approximately $3,790,000 at December 31, 2006, and $2,809,000 at December 31, 2005.

During 2003, Bancorp pledged a $250,000 certificate of deposit in an unaffiliated bank as collateral for borrowings of MCSC.  As of December 31, 2005, MCSC had drawn $75,000 on its line of credit with the unaffiliated bank, and Bancorp recognized a $75,000 contribution to MCSC related to its potential liability for this borrowing.  The line of credit was not in use as of December 31, 2006 and, accordingly, no potential liability for the line of credit was recognized as of December 31, 2006.  During 2006 Bancorp made cash contributions to MCSC totaling $163,987.  Of that amount, $88,987 was recognized as expense and the remaining $75,000 was applied against the $75,000 accrued liability that was established in 2005.

NOTE M—COMMITMENTS AND CONTINGENCIES

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2006	2005

Commitments to Extend Credit	$35,375,000	$37,379,000
Standby Letters of Credit	213,000	203,000
	$35,588,000	$37,582,000

NOTE M—COMMITMENTS AND CONTINGENCIES - continued

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

The Bank has established an allowance for possible losses on unfunded loan commitments in the amount of $55,000, which is included in other liabilities in the consolidated statements of condition.  To date, no losses have been charged against this allowance.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and the Bank.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

NOTE N—EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2006	2005

Average common shares outstanding during the year (used for basic EPS)	667,810	646,617
Dilutive effect of outstanding stock options	52,891	61,459
Average common shares used for diluted EPS	720,701	708,076

Net income	$869,569	$956,528
Less income allocated to preferred stock	(132,874)	(150,082)
Income allocated to common stock	$736,695	$806,446

Basic earnings per common share	$1.10	$1.25
Diluted earnings per common share	1.02	1.14

NOTE O—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,390	11.35%	$13,564	10.0%	$10,851	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,309	10.55%	$8,139	6.0%	$5,426	4.0%
Tier 1 Capital (to Average Assets)	$14,309	9.34%	$7,657	5.0%	$6,126	4.0%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets)	$14,599	10.69%	$13,651	10.0%	$10,920	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,403	9.82%	$8,190	6.0%	$5,460	4.0%
Tier 1 Capital (to Average Assets)	$13,403	9.23%	$7,263	5.0%	$5,810	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, net of the amount of any dividends or other capital distributions made during those periods.  As of December 31, 2006, $3,643,000 was available for cash dividend distributions from the Bank to Bancorp without prior regulatory approval.  However, dividend distributions from the Bank in excess of $1,739,000 would change the Bank’s prompt corrective action status from well-capitalized to adequately-capitalized.

NOTE P—GRANTS AND AWARDS

During 2005 the Company received a $135,000 technical assistance grant from the Community Development Financial Institutions Fund.  As of December 31, 2005, this grant was reflected in other liabilities in the consolidated balance sheet because the related eligible expenses had not been incurred as of that date.    During 2006 the Bank incurred approximately $100,000 of qualifying expenses under the grant.  Accordingly, the Bank recognized $100,000 of this grant as non-interest income in 2006.  The remainder of the grant will be recognized in 2007 or future years, to the extent that eligible expenditures are incurred in accordance with the terms of the grant.

Although the Bank is a certified CDFI bank and expects to continue to apply for various grants and awards, there can be no assurance that it will receive similar future grants or awards.

NOTE Q—MISSION COMMUNITY BANCORP (Parent Company Only)

On December 15, 2000, Mission Community Bancorp acquired Mission Community Bank by issuing 600,566 shares of common stock in exchange for all outstanding shares of the Bank’s common stock.  There was no cash involved in this transaction.

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	2006	2005
ASSETS
Cash	$383,135	$396,217
Deposits in other banks	250,000	250,000
Investment in subsidiary bank	14,270,445	13,256,705
Loans receivable	—	—
Other assets	545,262	437,887
TOTAL ASSETS	$15,448,842	$14,340,809
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$3,093,000	$3,093,000
Due to Mission Community Bank	113,685	—
Other liabilities	89,056	266,585
TOTAL LIABILITIES	3,295,741	3,359,585
TOTAL SHAREHOLDERS’ EQUITY	12,153,101	10,981,224
	$15,448,842	$14,340,809

NOTE Q—MISSION COMMUNITY BANCORP (Parent Company Only)—Continued

CONDENSED STATEMENTS OF INCOME

	2006	2005
Interest income	$10,019	$6,389
Interest expense	270,942	216,115
Net interest (expense)	(260,923)	(209,726)
Dividends received from subsidiary	300,283	90,085
Less contributions to Mission Community Services Corp.	88,987	75,000
Less other expenses	73,480	57,424
Loss before taxes	(123,107)	(252,065)
Income taxes expense (benefit)	(173,590)	(140,282)
Loss before equity in undistributed income of subsidiary	50,483	(111,783)
Equity in undistributed income of subsidiary	819,086	1,068,311
Net income	$869,569	$956,528

CONDENSED STATEMENTS CASH FLOWS

	2006	2005
Operating activities:
Net income	$869,569	$956,528
Adjustments to reconcile net income to net cash used by operating activities:
Income of subsidiary	(1,119,369)	(1,158,396)
Amortization expense	17,232	17,232
Other, net	(188,451)	129,975
Net cash used by operating activities	(421,019)	(54,661)
Investing activities:
Loans repaid	—	150,000
Dividends received from subsidiary	300,283	90,085
Net cash provided by investing activities	300,283	240,085
Financing activities:
Proceeds from issuance of common stock	202,562	268,458
Cash dividends paid	(94,908)	(93,144)
Net cash provided by financing activities	107,654	175,314
Net increase (decrease) in cash	(13,082)	360,738
Cash at beginning of year	396,217	35,479
Cash at end of year	$383,135	$396,217

NOTE R—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE R—FAIR VALUE OF FINANCIAL INSTRUMENTS—Continued

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$3,045,000	$3,045,000	$4,433,000	$4,433,000
Federal funds sold	7,070,000	7,070,000	7,950,000	7,950,000
Interest-bearing deposits in other banks	550,000	550,000	550,000	550,000
Investment securities	16,416,000	16,416,000	15,816,000	15,816,000
Loans, net	121,773,000	121,837,000	118,334,000	118,205,000
Federal Home Loan Bank and other stocks	1,311,000	1,311,000	1,499,000	1,499,000
Accrued interest receivable	841,000	841,000	622,000	622,000

Financial Liabilities:
Deposits	124,281,000	124,224,000	127,588,000	127,569,000
Other borrowings	17,400,000	17,175,000	13,400,000	13,166,000
Junior subordinated debt securities	3,093,000	3,537,000	3,093,000	3,727,000
Accrued interest and other liabilities	1,242,000	1,242,000	1,225,000	1,225,000

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

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 18 to 24 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Board Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Based on internal audits performed in 2005 and 2006, neither management nor the Board Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.  Beginning with the year ending December 31, 2007, the Company will be required to report on management’s assessment of internal controls over financial reporting under Sarbanes Oxley Sec. 404.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Prior to the December 2003 charter conversion, the Bank was periodically examined by the Comptroller of the Currency (OCC) as required by law, including examinations for safety and soundness, lending, compliance, Community Reinvestment Act, and information technology.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2006, the Bank is not operating under any formal or informal agreement with the FRB, DFI or OCC nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting is reviewed by independent registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board’s Audit Committee.  As of December 31, 2006, the Company’s independent registered public accountants have certified the audited financial statements of the Company, with no material weaknesses identified in internal controls or financial reporting.

No material changes have been made in internal controls during the past year.  However, the Bank did engage a firm to perform a specific internal assessment of the Bank’s information technology and information security systems for a three-year period beginning in 2006.  It has made minor staffing changes to improve internal controls based on recommendations made during the internal auditing process.

Item 8B.  Other Information

All information required to be reported on a Form 8-K during the fourth quarter of 2006 has been so reported, except as set forth below.

On August 28, 2006 the Bank and Anita M. Robinson, the Bank’s President and Chief Executive Officer, entered into an Amended and Restated Employment Agreement pursuant to which Ms. Robinson agreed to continue to serve as the President and Chief Executive Officer of Mission Community Bancorp.  The agreement will terminate on December 31, 2007.  Pursuant to the employment agreement, Ms. Robinson receives an annual base salary of $165,000.  In addition, the agreement provides that Ms. Robinson is entitled to receive an incentive bonus as determined in accordance with the Bank’s Officers’ Incentive Compensation Program.  Pursuant to the agreement Ms. Robinson is entitled to severance benefits of six months’ base salary and incentive bonus earned prior to the date of termination. Further, if Ms. Robinson’s employment is terminated following a change in control, or if Ms. Robinson or leave the employment of the Bank following a change in control for “good cause” as defined in the employment agreement, Ms. Robinson is entitled to receive severance benefits of sixty months’ base salary in one lump sum payment.

On February 8, 2007 the Board of Directors of Mission Community bank approved an increase in Ms. Robinson’s base salary to $175,000 annually, an increase in her auto allowance and the participation by Ms. Robinson in a new CEO Bonus Program.  Ms. Robinson has agreed to participate in the new CEO Bonus Program rather than in the Officers’ Incentive Compensation Program as provided for in her employment agreement.  Ms. Robinson is the only participant in the CEO Bonus Program and bonuses are paid under the Program as follows:

Achievement of Budget @	Bonus Amount	Achievement of Budget @	Bonus Amount
80%	$25,000	120%	$125,000
90%	$50,000	130%	$150,000
100%	$75,000	140%	$175,000
110%	$100,000	150%	$200,000

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held April 24, 2007.

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

Item 10.  Executive Compensation

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held April 24, 2007.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” above.  The other information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held April 24, 2007.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held April 24, 2007.

Item 13.  Exhibits

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (F)

4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (F)

10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)

10.2	Intentionally omitted

10.3	Lease Agreement — Paso Robles (B)

10.4	Lease Agreement — San Luis Obispo (B)

10.5	Lease Agreement — Arroyo Grande (B)

10.6	1998 Stock Option Plan, as amended (B)

10.7	Lease Agreement — 569 Higuera, San Luis Obispo (D)

10.8	Lease Agreement — 671 Tefft Street, Nipomo CA (C)

10.9	Intentionally omitted

10.10	Lease Agreement — 3480 S. Higuera, San Luis Obispo (G)

10.11	Salary Protection Agreement — Mr. Pigeon (H)

10.12	Salary Protection Agreement — Mr. Judge (I)

10.13	Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank __

21	Subsidiaries of the registrant __

23.1	Independent Auditors’ Consent __

31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act __

31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act __

32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act __

32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act __

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

(G)                Amendment included in the Company’s Form 10-QSB filed on August 10, 2004

(H)                Included in the Company’s Form 8-K filed on January 19, 2005

(I)                 Included in the Company’s Form 8-K filed on February 17, 2005

(J)                 Included in the Company’s Form 10-QSB filed on August 14, 2006

Item 14.  Principal Accountant Fees and Services

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held April 24, 2007.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: March 26, 2007

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: March 26, 2007

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault	Founding Chairman of the Board (Emeritus)	March 26, 2007
BRUCE M. BREAULT

/s/ Roxanne M. Carr	Vice Chairman of the Board	March 26, 2007
ROXANNE M. CARR

/s/ William B. Coy	Chairman of the Board	March 26, 2007
WILLIAM B. COY

/s/ Richard Korsgaard	Director	March 26, 2007
RICHARD KORSGAARD

/s/ Ronald B. Pigeon	Executive Vice President and Chief Financial Officer	March 26, 2007
RONALD B. PIGEON	(Principal Accounting Officer)

/s/ Anita M. Robinson	Director, President and Chief Executive Officer	March 26, 2007
ANITA M. ROBINSON

/s/ Robin L. Rossi	Director	March 26, 2007
ROBIN L. ROSSI

/s/ Gary E. Stemper	Immediate Past Chairman of the Board	March 26, 2007
GARY E. STEMPER

/s/ Karl F. Wittstrom	Director and Secretary	March 26, 2007
KARL F. WITTSTROM