Form 10QSB
period 2007-03-31
MISSION COMMUNITY BANCORP
filed 2007-05-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  673,399 shares of common stock outstanding as of May 1, 2007.

Transitional Small Business Disclosure Format (check one)  Yes  ☐  No  ☒

Mission Community Bancorp

March 31, 2007

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited (dollars in thousands)

	March 31, 2007	December 31, 2006	March 31, 2006
Assets
Cash and due from banks	$2,145	$3,045	$4,171
Federal funds sold	215	7,070	3,110
Total cash and cash equivalents	2,360	10,115	7,281
Interest-bearing deposits in other banks	550	550	550
Investment securities:
Investment securities available for sale	16,110	16,416	15,992
Investment securities held to maturity	—	—	—
Total investment securities	16,110	16,416	15,992

Loans held for sale	728	274	632

Loans, net of unearned income	126,608	122,525	113,543
Less allowance for loan losses	(1,027)	(1,026)	(1,216)
Net loans	125,581	121,499	112,327

Federal Home Loan Bank stock and other stock, at cost	1,371	1,311	1,247
Premises and equipment	3,686	3,724	3,319
Cash surrender value of life insurance	2,226	2,208	2,153
Accrued interest and other assets	1,879	2,072	2,666
Total Assets	$154,491	$158,169	$146,167

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$22,817	$25,988	$27,426
Money market, NOW and savings	36,682	36,936	36,321
Time certificates of deposit	61,514	61,357	53,342
Total deposits	121,013	124,281	117,089
Other borrowings	16,900	17,400	13,400
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,157	1,241	1,343
Total liabilities	142,163	146,015	134,925
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized; Issued and outstanding: 673,399 at March 31, 2007, 673,399 at December 31, 2006, and 665,999 at March 31, 2006	6,859	6,859	6,741
Additional paid-in capital	73	61	15
Retained earnings	4,337	4,209	3,637
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(25)	(59)	(235)
Total shareholders’ equity	12,328	12,154	11,242
Total Liabilities and Shareholders’ Equity	$154,491	$158,169	$146,167

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited (in thousands, except per share data)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Interest Income
Interest and fees on loans	$2,643	$2,527
Interest on investment securities	171	163
Other interest income	37	68
Total interest income	2,851	2,758
Interest Expense
Interest on money market, NOW and savings deposits	244	258
Interest on time certificates of deposit	718	579
Other interest expense	254	200
Total interest expense	1,216	1,037
Net interest income	1,635	1,721
Provision for loan losses	—	75
Net interest income after provision for loan losses	1,635	1,646
Non-interest income
Service charges on deposit accounts	56	55
Gain on sale of loans	59	109
Loan servicing fees, net of amortization	21	(12)
Grants and awards	13	—
Other income and fees	21	28
Total non-interest income	170	180
Non-interest expense
Salaries and employee benefits	877	846
Occupancy expenses	148	127
Furniture and equipment	112	73
Data processing	113	108
Professional fees	56	44
Marketing and business development	76	67
Office supplies and expenses	55	56
Insurance and regulatory assessments	52	55
Loan and lease expenses	23	24
Provision for unfunded commitments	—	—
Other expenses	113	92
Total non-interest expense	1,625	1,492
Income before income taxes	180	334
Income tax expense	52	131
Net Income	$128	$203
Net income applicable to common stock	$109	$172

Per Common Share Data:
Net Income - Basic	$0.16	$0.26
Net Income - Diluted	$0.15	$0.24

Average common shares outstanding - basic	673,399	663,479
Average common shares outstanding - diluted	719,072	719,606

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2006	$1,084	659,799	$6,656	$—		$3,434	$(193)	$10,981

Exercise of stock options and related tax benefit of $24		6,200	85					85

Stock-based compensation				15				15

Comprehensive income:
Net income					$203	203		203
Net unrealized loss on available-for-sale securities, net of taxes of $30	—	—	—	—	(42)	—	(42)	(42)
Total comprehensive income					$161

Balance at March 31, 2006	$1,084	665,999	$6,741	$15		$3,637	$(235)	$11,242

Balance at January 1, 2007	$1,084	673,399	$6,859	$61		$4,209	$(59)	$12,154

Stock-based compensation				12				12

Comprehensive income:
Net income					$128	128		128
Net unrealized gain on available-for-sale securities, net of taxes of $24	—	—	—	—	34	—	34	34
Total comprehensive income					$162

Balance at March 31, 2007	$1,084	673,399	$6,859	$73		$4,337	$(25)	$12,328

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Operating Activities
Net income	$128	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	89	76
Accretion of discount on securities and loans, net	(29)	(70)
Provision for credit losses	—	75
Stock-based compensation	12	15
Gain on loan sales	(59)	(109)
Increase in cash surrender value of life insurance	(19)	(19)
Other, net	71	(289)
Proceeds from loan sales	285	410
Loans originated for sale	(1,125)	(763)
Net cash used in operating activities	(647)	(471)
Investing Activities
Net change in Federal Home Loan Bank and other stock	(48)	262
Purchase of available-for-sale securities	—	(877)
Proceeds from maturities, calls and paydowns of available-for-sale securities	363	623
Net decrease (increase) in loans	(3,605)	5,838
Purchases of premises and equipment	(51)	(63)
Net cash provided by (used in) investing activities	(3,341)	5,783
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	(3,425)	(3,503)
Net increase (decrease) in time deposits	158	(6,996)
Net increase in other borrowings	(500)	—
Proceeds from exercise of stock options	—	85
Net cash used in financing activities	(3,767)	(10,414)
Net decrease in cash and cash equivalents	(7,755)	(5,102)
Cash and cash equivalents at beginning of year	10,115	12,383
Cash and cash equivalents at end of period	$2,360	$7,281

Supplemental disclosures of cash flow information:
Interest paid	$1,273	$963
Taxes paid	—	—

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006, which was filed on March 27, 2007.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- month periods ended March 31, 2007 and 2006 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

Note 2 – Stock Based Compensation

The Company has one stock option plan, which is more fully described in Note I to the consolidated financial statements in the Company’s Annual Report on Form 10-KSB.  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which addresses accounting for equity-based compensation arrangements, including employee stock options.  SFAS 123R replaced SFAS 123 and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related guidance.

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.  During the three-month periods ended March 31, 2007 and 2006, the Bank recognized pre-tax stock-based compensation expense of $12 thousand and $15 thousand, respectively, as a result of adopting SFAS 123R.  As of March 31, 2007, the Company has unvested options outstanding with unrecognized compensation expense totaling $120 thousand, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2007	$36
2008	42
2009	42
Total unrecognized compensation cost	$120

Note 3 — Operating Segments

The Company has only one reportable operating segment—commercial banking.  The commercial banking segment provides traditional banking services such as checking and savings accounts, time certificates of deposit and loans.

Note 4 — Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which permits the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method.  Under SFAS 140, prior to SFAS 156, the Bank amortized the SBA loan servicing asset over the period that servicing fees are expected to be received, and recognized an impairment loss if the value of the servicing asset was determined to be impaired.  The Bank elected in 2007 to continue to use the amortization method to measure ongoing changes in the value of its SBA loan servicing asset.  Accordingly, this results in no change in our accounting for this asset.

In July 2006 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if, based on its technical merits, the position is more likely than not to be sustained on audit. The provisions of FIN 48 were effective beginning with the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Management believes that all tax positions taken to date meet the “more likely than not” standard and, therefore, no accounting adjustment has been made to our financial statements as a result of adopting FIN 48 in 2007.

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

Overview of Results of Operations and Financial Condition

•                  Net interest income for the three-month period ended March 31, 2007 decreased by $86 thousand or 5% from the comparable period in 2006, due primarily to a decrease in the net interest margin of 25 basis points.  The net interest margin decrease is attributable primarily to the Bank seeking to attract deposits in a competitive market by offering higher rates on certain products in the first quarter of 2007, while at the same time interest rates on loans tended to level off in late 2006 and the first quarter of 2007.

•                  For the three months ended March 31, 2007, non-interest income decreased by $10 thousand, or 6%, from the same period in 2006.  Income from gain on sale of loans, most of which are SBA-guaranteed loans, declined by $50 thousand due to decreased loan sale activity in the first quarter of 2007.  This decrease in gain on sale of loans was partially offset by an increase in loan servicing fees, net of amortization, of $21 thousand compared to a negative $12 thousand for the first quarter of 2006.  The negative loan servicing fees in the first quarter of 2006 are the result of loan prepayments being greater than the Bank’s projections, resulting in the servicing asset amortization exceeding actual servicing fees received and, consequently, negative loan servicing fees for that period.

•                  Non-interest expense increased by $133 thousand, or 9%, for the three months ended March 31, 2007, as compared to the first quarter of 2006.  Occupancy expenses increased $21 thousand as a result of increased property taxes on land purchased in Paso Robles and land leased pursuant to a ground lease in San Luis Obispo.  Salary and employee benefits increased by $31 thousand due primarily to increased staffing levels as well as normal salary increases.  Furniture and equipment expense increased by $39 thousand due primarily to depreciation and maintenance of recent investments in computer hardware and software.

•                  Total assets decreased by $3.7 million, or 2.3%, from December 31, 2006.  Total loans increased by $4.5 million, or 3.7%, from December 31, 2006 to March 31, 2007, while deposits decreased by $3.3 million, or 2.6%.  Deposits decreased due primarily to heightened competition for deposits in the Bank’s local market.

•                  Asset quality was high, with total non-performing loans of $373 thousand at March 31, 2007, which were supported by $275 thousand of SBA loans guarantees.

Income Summary

For the three months ended March 31, 2007, the Company earned $128 thousand, a decrease of $75 thousand, or 37%, as compared with the $203 thousand in net income for the same three-month period of 2006.  Return on average assets (annualized) was 0.34% for the first quarter of 2007, as compared with 0.54% for the first quarter of 2006.  Annualized return on average equity was 4.24% for the first quarter of 2007 as compared with 7.31% for the comparable 2006 period.

Income before income taxes for the first quarter of 2007 was down $154 thousand from the comparable 2006 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

Effect on Pre-Tax Income
Increase (Decrease)
Three Months
Change from 2006 to 2007 in:
Net interest income	$(86)
Provision for loan losses	75
Non-interest income	(10)
Non-interest expense	(133)
Change in income before income taxes	$(154)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2007, net interest income was $1.635 million, a decrease of $86 thousand, or 5% from the comparable period in 2006.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.68% for the three-month period ended March 31, 2007, a decrease of 25 basis points as compared to the same period in 2006.  The decrease in the net interest margin in 2007 was principally attributable to the overall increase in interest rates through mid-year 2006.  Interest rates tended to continue to rise on the deposit side, particularly on certificates of deposit, even though rates on loans began to level off later in 2006 and into the first quarter of 2007.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2007 and 2006:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	March 31, 2007			March 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income*	$124,856	$2,643	8.65%*	$119,431	$2,527	8.60%*
Investment securities*	16,231	171	4.49%*	16,148	163	4.16%*
Federal funds sold	1,124	15	5.33%	4,576	51	4.54%
Other interest income	1,884	22	4.83%	1,876	17	3.58%
Total interest-earning assets	144,095	$2,851	8.11%	142,031	$2,758	7.89%
Non-interest-earning assets:
Allowance for loan losses	(1,027)			(1,167)
Cash and due from banks	2,374			3,194
Premises and equipment	3,712			3,341
Other assets	4,647			4,344
Total assets	$153,801			$151,743

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$12,269	$90	2.96%	$4,896	$18	1.50%
Savings deposits	24,015	154	2.60%	33,581	240	2.90%
Certificates of deposit	60,069	718	4.85%	58,526	579	4.01%
Total interest-bearing deposits	96,353	962	4.05%	97,003	837	3.50%
Federal funds purchased	16	—	6.35%	—	—	—
Federal Home Loan Bank advances	15,806	185	4.76%	13,400	137	4.17%
Subordinated debt	3,093	69	8.99%	3,093	63	8.22%
Total borrowed funds	18,915	254	5.45%	16,493	200	4.93%
Total interest-bearing liabilities	115,268	1,216	4.28%	113,496	1,037	3.71%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	24,984			25,761
Other liabilities	1,306			1,229
Total liabilities	141,558			140,486
Shareholders’ equity	12,243			11,257
Total liabilities and shareholders’ equity	$153,801			$151,743
Net interest-rate spread			3.83%			4.18%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.85%			0.75%
Net interest income		$1,635	4.68%**		$1,721	4.93%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month periods ended March 31, 2007 and 2006.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended March 31, 2007
	Compared to 2006
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$115	$1	$116
Investment securities	1	7	8
Federal funds sold	(44)	8	(36)
Other interest income	—	5	5
Total increase in interest income	72	21	93

Interest-bearing liabilities:
Transaction accounts	43	29	72
Savings deposits	(63)	(23)	(86)
Certificates of deposit	16	123	139
Total interest-bearing deposits	(4)	129	125
Federal funds purchased	—	—	—
FHLB advances	27	21	48
Subordinated debt	—	6	6
Total borrowed funds	27	27	54
Total increase in interest expense	23	156	179
Increase (decrease) in net interest income	$49	$(135)	$(86)

The tables reflect the impact of higher rates paid by the bank on certificates of deposit, money market (transaction) accounts, and borrowed funds (FHLB advances) in 2007 as compared to 2006.  This is the result of heightened competition for deposits in the local market combined with a series of interest rate hikes by the Federal Reserve from mid-2004 through mid-2006.  Overall, our cost of funds increased by 57 basis points over the past year—from 3.71% to 4.28%.  A $5.4 million increase in the volume of loans outstanding—our most profitable interest-earning asset—partially offset the detrimental effect on earnings of the higher cost of funds.

Based on current economic forecasts, the Bank anticipates that short-term interest rates have reached a plateau and may begin to decrease in the second half of 2007.  Management expects these rate changes in 2007 will have a slightly negative impact on the net interest margin.

Provision for Loan Losses

The Bank recorded no provision for loan losses for the three months ended March 31, 2007.  A $75 thousand provision was recorded in the first quarter of 2006.  The Bank had recoveries of $1 thousand and no charge-offs for the first three months of 2007, as compared with no charge-offs nor recoveries for the first three months of 2006.  The ratio of allowance for loan losses to total loans was 0.81% at March 31, 2007, as compared to 1.07% a year ago and 0.84% as of December 31, 2006.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended March 31, 2007, non-interest income was $170 thousand, a decrease of $10 thousand, or 6%, from the same period in 2006.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended March 31,
	$ Amount		Change
	2007	2006	Change	% Change
Service charges on deposit accounts	$56	$55	$1	2%
Gain on sale of loans	59	109	(50)	-46%
Loan servicing fees, net of amortization	21	(12)	33	nm
Grants and awards	13	—	13	nm
Other income and fees	21	28	(7)	-25%
Total non-interest income	$170	$180	$(10)	-6%

nm - not meaningful

The Bank derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  Loan sale activity was at a reduced level in the first quarter of 2007 as compared to 2006, due to the lingering effects of the Bank being without an SBA department manager for the last several months of 2006, as well as a slower secondary market for SBA-guaranteed loans in the first quarter of 2007.  A new SBA department manager was hired in January 2007.  When SBA loans are sold with servicing retained, a gain is generally recognized and a servicing asset is recorded representing the present value of the net servicing fees expected to be received in the future.  The servicing asset is then amortized over the period that servicing fees are expected to be received.  Due to loan prepayments in the first quarter of 2006 in advance of the Bank’s initial projections, the servicing asset amortization exceeded actual servicing fees received, resulting in negative net loan servicing fees for that period.  As market interest rates leveled off in mid-2006, loan prepayments slowed down, returning servicing asset amortization to a more normal level.

In 2005 the Company received a $135,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its target market area.  Until the fourth quarter of 2006 this grant had been reflected in other liabilities in the consolidated balance sheet pending concurrence from the CDFI Fund regarding the proposed spending plan.  By December 31, 2006, the Company had incurred qualifying expenses totaling $100 thousand.  That portion of the grant was recognized in non-interest income in the fourth quarter of 2006.  An additional $13 thousand of qualifying expenditures was incurred in the first quarter of 2007, and that amount is reflected as grants and awards income in the table above.  All or a portion of the remaining $22 thousand could be recognized in income in 2007 if additional qualifying expenses or purchases are incurred.  To the extent that qualifying expenses or purchases are not incurred, however, the grant funds may be returned.

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

Non-interest expenses increased by $133 thousand or 9% for the three months ended March 31, 2007, as compared to the first quarter of 2006.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended March 31,
	$ Amount		Change
	2007	2006	Change	% Change
Salaries and employee benefits	$877	$846	$31	4%
Occupancy expenses	148	127	21	17%
Furniture and equipment	112	73	39	53%
Data processing	113	108	5	5%
Professional fees	56	44	12	27%
Marketing and business development	76	67	9	13%
Office supplies and expenses	55	56	(1)	-2%
Insurance and regulatory assessments	52	55	(3)	-5%
Loan and lease expenses	23	24	(1)	-4%
Other	113	92	21	23%
Total non-interest expense	$1,625	$1,492	$133	9%

The increase in salaries and employee benefits is primarily due to increased staffing levels, as well as normal annual salary increases.  Occupancy expense increased as a result of increased property taxes on the land purchased in Paso Robles in 2005 where the Bank intends to build a new branch office, and land leased in San Luis Obispo in October 2006 for the intention to build a new administrative office and branch.  Depreciation and maintenance of recent investments in computer hardware and software account for most of the increase in furniture and equipment expense.

Income Taxes

Income tax expense for the three months ended March 31, 2007, was $52 thousand, compared with $131 thousand for the same period in 2006.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the first three months of 2007 was 28.6%, compared with 39.3% for the same period in 2006.  The decreased effective tax rates in 2007 are primarily due to tax-exempt income on municipal securities and loans comprising a larger proportion of pre-tax income in 2007 as compared to 2006.

Balance Sheet Analysis

At March 31, 2007, consolidated assets totaled $154.5 million, as compared with $158.2 million at December 31, 2006, and $146.2 million at the end of 2006’s first quarter.  This represents a decrease of $3.7 million (a 9.4% annual rate) since December of 2006.  Total loans increased $4.5 million (a 15.0% annual rate) over that period, while deposits decreased $3.3 million (10.7% annualized) and shareholders’ equity increased $0.2 million (5.8% annualized) over that same period.  Although loans were down in the first quarter of 2006, due largely to early payoffs, loan volumes picked up again by the third quarter, regaining the ground lost earlier in the year.  That loan growth continued in the first quarter of 2007.  Deposit growth, however, has been more of a challenge for the Bank, with a net decrease in deposits in the first three months of 2007.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter End*
	March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006		March 31, 2006
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(3,678)	-9.4%	$4,476	11.6%	$4,165	11.1%	$3,361	9.2%	$(10,121)	-26.3%
Earning Assets	(2,624)	-7.2%	4,258	11.8%	4,543	13.1%	4,207	12.6%	(9,964)	-28.1%
Loans	4,537	15.0%	3,462	11.5%	4,634	16.0%	528	1.9%	(5,324)	-18.1%
Deposits	(3,268)	-10.7%	666	2.1%	2,676	8.8%	3,850	13.2%	(10,499)	-33.4%
Borrowings	(500)	-11.7%	3,500	99.9%	1,000	30.8%	(500)	-15.0%	—	0.0%
Shareholders’ Equity	175	5.8%	427	14.4%	382	13.4%	102	3.6%	260	9.6%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition

(Dollars in thousands)

	March 31, 2007		December 31, 2006
Type of Loan	Amount	Percentage	Amount	Percentage
Commercial	$22,291	17.5%	$21,944	17.9%
Agricultural	113	0.1%	123	0.1%
Real estate	68,257	53.6%	66,591	54.2%
Construction	34,125	26.8%	31,639	25.8%
Consumer	2,550	2.0%	2,502	2.0%
Total loans	$127,336	100.0%	$122,799	100.0%

The table shows that the $4.5 million of loan growth in the first quarter of 2007 has occurred in all major categories of loans.  Construction loans accounted for approximately half of the increase, as previously committed construction projects were funded.

Asset Quality

Non-accrual loans totaled $373 thousand at March 31, 2007, as compared to $240 thousand at December 31, 2006 and $361 thousand at March 31, 2006.  Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of March 31, 2007 and 2006.

As of December 31, 2006, the Bank had $1.9 million of loans past due 90 or more days and accruing, representing one construction loan that was past due as of December 31, 2006, but which was brought current in mid-January 2007.  The loan is well-secured by real estate collateral and is expected to be paid off in mid-2007.  Management’s analysis of this loan as of March 31, 2007, indicates that the Bank has no loss exposure.

Management classifies loans as non-accrual when principal or interest is past due 90 days based on the contractual terms of the loan, unless the loan is well-secured and in the process of collection.  Loans that are not past-due 90 days or more will also be classified as non-accrual when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Once a loan is classified as non-accrual, it may not be reclassified as an accruing loan until all principal and interest payments are brought current and the loan is considered to be collectible as to both principal and interest.

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2007, December 31, 2006 and March 31, 2006:

Non-Performing Assets

(in thousands)

	March 31	December 31	March 31
	2007	2006	2006
Loans in nonaccrual status	$373	$240	$361
Loans past due 90 days or more and accruing	—	1,929	—
Restructured loans	—	—	—
Total nonperforming loans	373	2,169	361
Other real estate owned	—	—	—
Total nonperforming assets	$373	$2,169	$361

Allowance for loan losses	$1,027	$1,026	$1,216

Asset quality ratios:
Non-performing assets to total assets	0.24%	1.37%	0.25%
Non-performing loans to total loans	0.29%	1.77%	0.32%
Allowance for loan losses to total loans	0.81%	0.84%	1.07%
Allowance for loan losses to total non-performing loans	275%	47%	337%

The $373 thousand of loans on non-accrual as of March 31, 2007, are supported by $275 thousand of SBA loan guarantees.

Potential Problem Loans

At March 31, 2007, the Bank had approximately $2.0 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $1.9 million increase from the $121 thousand of potential problem loans at December 31, 2006, due to the reclassification of the one construction loan (referred to above) from past-due 90 days  to potential problem loans.  The $2.0 million of potential problem loans are supported by $553 thousand of SBA loan guarantees.  As mentioned above, the one construction loan totaling $1.9 million is well secured by real estate collateral.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of March 31, 2007, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2007 totaled $1.027 million, an increase of $1 thousand, or 1.2%, from December 31, 2006.  The ratio of ALLL to total loans at March 31, 2007, was 0.81%, a decrease of 0.03% from December 31, 2006, and a decrease of 0.26% from March 31, 2006.  At March 31, 2007 and 2006, the ratio of ALLL to total non-performing loans was 275% and 337%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2007 and 2006:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$1,026	$1,141
Provision for loan losses	—	75
Loans charged off	—	—
Recoveries of previous charge-offs	1	—
Net recoveries (charge-offs)	1	—
Balance at end of period	$1,027	$1,216

Allowance for loan losses as a percentage of:
Period end loans	0.81%	1.07%
Non-performing loans	275%	337%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.00%	0.00%
Provision for loan losses	0.00%	0.25%

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

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2007, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2007, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of March 31, 2007, the book value of the security was $78 thousand ($330 thousand amortized cost less the loss reserve, which totals $252 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and if needed, recognize additional write-downs.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher.  The portfolio consists of a mixture of fixed-rate US agency securities (46%), floating-rate mortgage-backed securities (21%), fixed-rate mortgage-backed securities (18%), fixed-rate tax-exempt municipal securities (12%) and fixed-rate CMO’s (3%).  All of the Bank’s municipal securities were purchased in 2006 and none may be called before 2014.  The average life of the portfolio is projected to be 4.3 years, with a 3.4-year duration.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $121.0 million as of March 31, 2007, as compared with $124.3 million at December 31, 2006, and $117.1 million at March 31, 2006.

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

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place all of their deposits at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $30 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,500 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of March 31, 2007, the Bank had issued $1.6 million of certificates of deposit to local customers through the CDARS program.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  Management expects that brokered deposits will continue to be used in 2007 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of March 31, 2007, borrowings from the FHLB totaled $16.9 million, with a weighted average interest rate of 4.77%.  Of the $16.9 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.  The remaining $10.0 million was borrowed to meet shorter-term funding needs and matures on various dates from April through September 2007.  The Bank has the capacity to borrow an additional $23 million from the FHLB should the need arise.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2007, December 31, 2006, and March 31, 2006:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets)	$15,591	11.31%	$13,782	10.0%	$11,026	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,509	10.53%	$8,269	6.0%	$5,513	4.0%
Tier 1 Capital (to Average Assets)	$14,509	9.45%	$7,676	5.0%	$6,141	4.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,390	11.35%	$13,564	10.0%	$10,851	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,309	10.55%	$8,139	6.0%	$5,426	4.0%
Tier 1 Capital (to Average Assets)	$14,309	9.34%	$7,657	5.0%	$6,126	4.0%

As of March 31, 2006:
Total Capital (to Risk-Weighted Assets)	$14,952	11.59%	$12,901	10.0%	$10,320	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,681	10.60%	$7,740	6.0%	$5,160	4.0%
Tier 1 Capital (to Average Assets)	$13,681	9.05%	$7,556	5.0%	$6,044	4.0%

The Bank has sufficient capital and physical resources to continue to grow through 2007 and 2008.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $0.2 million in federal funds sold on March 31, 2007, and $3.1 million on March 31, 2006.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits (calculated using monthly average balances).  For the month of March, 2007, the Bank’s liquidity and loans-to-deposits ratios were 6.5% and 104%, respectively.

The Bank also considers current and potential FHLB borrowings in assessing its liquidity position, as well as short-term, back-up lines of credit from correspondent banks.  Potential FHLB borrowings as of March 2007 totaled $23.3 million and correspondent bank lines of credit total $6.5 million.

The Company has adequate cash to meet all foreseeable liquidity needs.  Management is not aware of any future changes that would significantly impair liquidity.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	March 31	December 31	March 31
	2007	2006	2006
Commitments to Extend Credit	$31,466	$35,375	$34,813
Standby Letters of Credit	631	213	203
	$32,097	$35,588	$35,016

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.  The effect on the Bank’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted, as there is no guarantee the lines of credit will ever be used.

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California, yet real estate values have declined slightly in 2006 and 2007.  After several years of strong appreciation, residential and commercial sale activity has slowed somewhat in recent months.  There can be no assurance that the economy will continue to be strong or that real estate values will return to pre-2006 levels in the short term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Item 3.            Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                                           LEGAL PROCEEDINGS

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2.                                                           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.                                                           DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                                                           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2007.

Item 5.                                                           OTHER INFORMATION

None.

Item 6.                                                           EXHIBITS

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Articles of Incorporation (I)
3.2	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust Mission Community Capital Trust I dated October 10, 2003 (E)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (E)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 8-K filed on October 21, 2003
(F)	Amendment included in the Company’s Form 10-QSB filed on August 10, 2004
(G)	Included in the Company’s Form 8-K filed on January 19, 2005
(H)	Included in the Company’s Form 8-K filed on February 17, 2005
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006
(J)	Included in the Company’s Form 10-KSB filed on March 27, 2007

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: May 14, 2007

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: May 14, 2007