Form 10QSB
period 2007-06-30
MISSION COMMUNITY BANCORP
filed 2007-08-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  685,232 shares of common stock outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

Mission Community Bancorp

June 30, 2007

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

	(dollars in thousands)
	June 30, 2007	December 31, 2006	June 30, 2006
Assets
Cash and due from banks	$3,266	$3,045	$3,393
Federal funds sold	4,275	7,070	6,070
Total cash and cash equivalents	7,541	10,115	9,463
Interest-bearing deposits in other banks	550	550	550
Investment securities available for sale	15,012	16,416	16,711

Loans held for sale	1,588	274	—

Loans, net of unearned income	123,432	122,525	114,703
Less allowance for loan losses	(1,045)	(1,026)	(1,238)
Net loans	122,387	121,499	113,465

Federal Home Loan Bank stock and other stock, at cost	1,592	1,311	1,257
Premises and equipment	3,624	3,724	3,790
Cash surrender value of life insurance	2,248	2,208	2,170
Accrued interest and other assets	1,874	2,072	2,122
Total Assets	$156,416	$158,169	$149,528

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$23,187	$25,988	$25,995
Money market, NOW and savings	36,725	36,936	36,295
Time certificates of deposit	58,275	61,357	58,649
Total deposits	118,187	124,281	120,939
Other borrowings	21,650	17,400	12,900
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,082	1,241	1,252
Total liabilities	144,012	146,015	138,184
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized;
Issued and outstanding: 674,899 at June 30, 2007, 673,399 at December 31, 2006, and 668,499 at June 30, 2006	6,879	6,859	6,764
Additional paid-in capital	85	61	31
Retained earnings	4,481	4,209	3,794
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(125)	(59)	(329)
Total shareholders’ equity	12,404	12,154	11,344
Total Liabilities and Shareholders’ Equity	$156,416	$158,169	$149,528

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited

	(in thousands, except per share data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest Income
Interest and fees on loans	$2,802	$2,606	$5,445	$5,133
Interest on investment securities	165	168	336	331
Other interest income	33	83	70	151
Total interest income	3,000	2,857	5,851	5,615
Interest Expense
Interest on money market, NOW and savings deposits	243	243	487	501
Interest on time certificates of deposit	741	621	1,459	1,200
Other interest expense	296	206	550	406
Total interest expense	1,280	1,070	2,496	2,107
Net interest income	1,720	1,787	3,355	3,508
Provision for loan losses	15	25	15	100
Net interest income after provision for loan losses	1,705	1,762	3,340	3,408
Non-interest income
Service charges on deposit accounts	62	58	118	113
Gain on sale of loans	63	25	122	134
Loan servicing fees, net of amortization	11	(83)	32	(95)
Grants and awards	—	—	13	—
Other income and fees	22	25	43	53
Total non-interest income	158	25	328	205
Non-interest expense
Salaries and employee benefits	877	857	1,754	1,703
Occupancy expenses	140	113	288	217
Furniture and equipment	119	101	231	197
Data processing	117	108	230	216
Professional fees	86	53	142	97
Marketing and business development	71	86	147	153
Office supplies and expenses	52	53	107	109
Insurance and regulatory assessments	49	33	101	88
Loan and lease expenses	23	15	46	39
Other expenses	128	112	241	204
Total non-interest expense	1,662	1,531	3,287	3,023
Income before income taxes	201	256	381	590
Income tax expense	57	98	109	229
Net Income	$144	$158	$272	$361
Net income applicable to common stock	$122	$133	$231	$305

Per Common Share Data:
Net Income - Basic	$0.18	$0.20	$0.34	$0.46
Net Income - Diluted	$0.17	$0.18	$0.32	$0.42

Average common shares outstanding - basic	673,795	667,785	673,598	665,644
Average common shares outstanding - diluted	714,703	722,252	717,113	721,165

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2006	$1,084	659,799	$6,656	$—		$3,434	$(193)	$10,981

Exercise of stock options and related tax benefit of $24		8,700	108					108

Stock-based compensation				31				31

Comprehensive income:
Net income					$361	361		361
Net unrealized loss on available-for-sale securities,net of taxes of $95	—	—	—	—	(137)	—	(137)	(137)
Total comprehensive income					$224

Balance at June 30, 2006	$1,084	668,499	$6,764	$31		$3,795	$(330)	$11,344

Balance at January 1, 2007	$1,084	673,399	$6,859	$61		$4,209	$(59)	$12,154

Exercise of stock options and related tax benefit of $5		1,500	20					20

Stock-based compensation				24				24

Comprehensive income:
Net income					$272	272		272
Net unrealized loss on available-for-sale securities, net of taxes of $46	—	—	—	—	(66)	—	(66)	(66)
Total comprehensive income					$206

Balance at June 30, 2007	$1,084	674,899	$6,879	$85		$4,481	$(125)	$12,404

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)
	For the Six Months Ended
	June 30, 2007	June 30, 2006
Operating Activities
Net income	$272	$361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	179	155
Accretion of discount on securities and loans, net	(75)	(217)
Provision for credit losses	15	100
Stock-based compensation	24	31
Gain on loan sales	(121)	(134)
Increase in cash surrender value of life insurance	(41)	(35)
Other, net	63	224
Proceeds from loan sales	443	2,854
Loans originated for sale	(2,940)	(988)
Net cash provided by (used in) operating activities	(2,181)	2,351
Investing Activities
Net change in Federal Home Loan Bank and other stock	(258)	262
Purchase of available-for-sale securities	(997)	(2,232)
Proceeds from maturities, calls and paydowns of available-for-sale securities	2,285	1,095
Net decrease in loans	479	3,262
Purchases of premises and equipment	(79)	(620)
Proceeds from sale of fixed assets	—	2
Net cash provided by investing activities	1,430	1,769
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	(3,012)	(4,959)
Net increase (decrease) in time deposits	(3,081)	(1,689)
Net increase (decrease) in other borrowings	4,250	(500)
Proceeds from exercise of stock options	20	108
Net cash used in financing activities	(1,823)	(7,040)
Net decrease in cash and cash equivalents	(2,574)	(2,920)
Cash and cash equivalents at beginning of year	10,115	12,383
Cash and cash equivalents at end of period	$7,541	$9,463

Supplemental disclosures of cash flow information:
Interest paid	$2,550	$1,972
Taxes paid	20	290

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- month and six-month periods ended June 30, 2007 and 2006 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

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

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.  During the six-month periods ended June 30, 2007 and 2006, the Bank recognized pre-tax stock-based compensation expense of $24 thousand and $31 thousand, respectively, as a result of adopting SFAS 123R.  As of June 30, 2007, the Company has unvested options outstanding with unrecognized compensation expense totaling $108 thousand, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2007	$24
2008	42
2009	42
Total unrecognized compensation cost	$108

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

Overview of Results of Operations and Financial Condition

•                  Net interest income for the three-month period ended June 30, 2007 decreased by $67 thousand, or 4%, from the comparable period in 2006, due primarily to a decrease in the net interest margin of 41 basis points.  For the six months ended June 30, 2007, net interest income decreased $153 thousand, or 4%, from the first half of 2006.  The net interest margin decrease is attributable primarily to the Bank seeking to attract deposits in a competitive market by offering higher rates on certain products in the first half of 2007, while at the same time interest rates on loans tended to level off in late 2006 and the first half of 2007.

•                  For the three months ended June 30, 2007, non-interest income increased by $133 thousand, or 532%, from the same period in 2006. For the first half of 2007, non-interest income increased $123 thousand, or 60%, as compared to the first six months of 2006.  Income from gain on sale of loans, most of which are SBA-guaranteed loans, increased by $38 thousand in the second quarter of 2007 due to increased loan sale activity.  For the six months, however, gains on loan sales declined by $12 thousand in 2007.  Loan servicing fees (net of amortization) totaled $11 thousand in 2007’s second quarter, as compared to a negative $83 thousand for the second quarter of 2006.  For the six months ended June 30, 2007, net loan servicing fees increased $127 thousand—from a negative $95 thousand for the six months ended June 30, 2006, to a positive $32 thousand.  The negative loan servicing fees in the first half and second quarter of 2006 are the result of loan prepayments being greater than the Bank’s projections, resulting in the servicing asset amortization exceeding actual servicing fees received and, consequently, negative loan servicing fees for that period.

•                  Non-interest expense increased by $131 thousand, or 9%, for the three months ended June 30, 2007, as compared to the second quarter of 2006.  For the six months, non-interest expense increased $264 thousand (9%).  Professional fees were up $33 thousand in the second quarter of 2007 ($45 thousand for the six months) due to consulting fees related to the implementation of the Bank’s Desktop Deposit service for business customers, as well as enhancements to our internal audit program.  Occupancy expenses increased $27 thousand in the second quarter of 2007 ($71 thousand for the six months) as a result of increased property taxes on land purchased in Paso Robles and land leased pursuant to a ground lease in San Luis Obispo, which lease was subsequently terminated in July 2007 pursuant to an option to terminate contained in the lease.  Salary and employee benefits increased by $20 thousand ($51 thousand for the first half) due primarily to increased staffing levels as well as normal salary increases.  Furniture and equipment expense increased by $18 thousand for the second quarter, and $34 thousand for the six-month period in 2007 as compared to 2006.  Insurance and regulatory assessments were up $13 thousand in the first half of 2007 due primarily to renewed FDIC insurance assessments effective in 2007.

•                  Total assets decreased by $1.8 million, or 1.1%, from December 31, 2006.  Total loans increased by $2.2 million, or 1.8%, from December 31, 2006 to June 30, 2007, while deposits decreased by $6.1 million, or 4.9%.  Deposits decreased due to heightened competition for deposits in the Bank’s local market and from other financial services firms, as well as a decision by management to move $6 million of short-term brokered certificates of deposit into longer-term, and lower-cost, FHLB borrowings.

•                  Asset quality remained high, with total non-performing loans of $200 thousand at June 30, 2007, which were supported by $171 thousand of SBA loans guarantees.

Income Summary

For the three months ended June 30, 2007, the Company earned $144 thousand, a decrease of $14 thousand, or 9%, as compared with the $158 thousand in net income for the same three-month period of 2006.  Return on average assets (annualized) was 0.37% for the second quarter of 2007, as compared with 0.43% for the second quarter of 2006.  Annualized return on average equity was 4.62% for the second quarter of 2007 as compared with 5.54% for the comparable 2006 period.

For the six months ended June 30, 2007, net income was $272 thousand, a decrease of $89 thousand, or 25%, as compared with the $361 thousand in net income for first half of 2006.  Annualized return on average assets was 0.35% for the first six months of 2007, as compared with 0.48% for the same period in 2006.  Annualized return on average equity was 4.43% for the first half of 2007 as compared with 6.42% for the comparable 2006 period.

Income before income taxes for the second quarter of 2007 was down $55 thousand from the comparable 2006 period.  For the first half of 2007 income before income taxes was down $209 thousand as compared to the same period in 2006.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income
	Increase (Decrease)
	2nd Quarter	Six Months
Change from 2006 to 2007 in:
Net interest income	$(67)	$(153)
Provision for loan losses	10	85
Non-interest income	133	123
Non-interest expense	(131)	(264)
Change in income before income taxes	$(55)	$(209)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2007, net interest income was $1.720 million, a decrease of $67 thousand, or 4% from the comparable period in 2006.  For the six months, 2007’s net interest income was $3.355 million, down $153 thousand from 2006.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.80% for the three-month period ended June 30, 2007, a decrease of 41 basis points as compared to the same period in 2006.  For the six months, the net interest margin was 4.75% in 2007, down 32 basis points from the first six months of 2006.  The decrease in the net interest margin in 2007 was principally attributable to the overall increase in interest rates through mid-year 2006.  Interest rates tended to continue to rise on the deposit side, particularly on certificates of deposit, even though rates on loans began to level off later in 2006 and into the first half of 2007.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2007 and 2006:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income*	$127,876	$2,802	8.88%*	$114,796	$2,606	9.12%*
Investment securities*	15,737	165	4.51%*	16,187	168	4.30%*
Federal funds sold	1,449	19	5.23%	5,600	68	4.88%
Other interest income	2,020	14	2.81%	1,764	15	3.48%
Total interest-earning assets	147,082	$3,000	8.29%	138,347	$2,857	8.31%
Non-interest-earning assets:
Allowance for loan losses	(1,033)			(1,218)
Cash and due from banks	2,606			3,190
Premises and equipment	3,671			3,644
Other assets	4,531			4,807
Total assets	$156,857			$148,770

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$13,882	$102	2.94%	$6,438	$25	1.56%
Savings deposits	21,845	141	2.59%	30,305	218	2.88%
Certificates of deposit	60,861	741	4.88%	57,757	621	4.31%
Total interest-bearing deposits	96,588	984	4.08%	94,500	864	3.67%
Federal funds purchased	3	—	6.30%	—	—	—
Federal Home Loan Bank advances	18,954	227	4.79%	13,257	139	4.19%
Subordinated debt	3,093	69	8.98%	3,093	67	8.69%
Total borrowed funds	22,050	296	5.38%	16,350	206	5.04%
Total interest-bearing liabilities	118,638	1,280	4.32%	110,850	1,070	3.87%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	24,461			25,118
Other liabilities	1,256			1,362
Total liabilities	144,355			137,330
Shareholders’ equity	12,502			11,440
Total liabilities and shareholders’ equity	$156,857			$148,770
Net interest-rate spread			3.97%			4.44%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.83%			0.77%
Net interest income		$1,720	4.80%**		$1,787	5.21%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Net Interest Analysis

(Dollars in thousands)

	For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$126,374	$5,445	8.77%*	$117,100	$5,133	8.86%
Investment securities*	15,983	336	4.50%*	16,168	331	4.23%
Federal funds sold	1,287	34	5.27%	5,091	119	4.73%
Other interest income	1,953	36	3.78%	1,820	32	3.53%
Total interest-earning assets / interest income	145,597	5,851	8.20%	140,179	5,615	8.10%
Non-interest-earning assets:
Allowance for loan losses	(1,030)			(1,193)
Cash and due from banks	2,490			3,192
Premises and equipment	3,691			3,493
Other assets	4,588			4,576
Total assets	$155,336			$150,247

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$13,080	192	2.95%	$5,671	43	1.53%
Savings deposits	22,924	295	2.60%	31,931	458	2.89%
Certificates of deposit	60,467	1,459	4.87%	58,140	1,200	4.16%
Total interest-bearing deposits	96,471	1,946	4.07%	95,742	1,701	3.58%
Federal funds purchased	9	—	6.34%	—	—	—
Federal Home Loan Bank advances	17,389	412	4.78%	13,328	276	4.18%
Subordinated debt	3,093	138	8.98%	3,093	130	8.46%
Total borrowed funds	20,491	550	5.41%	16,421	406	4.98%
Total interest-bearing liabilities / interest expense	116,962	2,496	4.30%	112,163	2,107	3.79%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	24,721			25,440
Other liabilities	1,281			1,296
Total liabilities	142,964			138,899
Shareholders’ equity	12,372			11,348
Total liabilities and shareholders’ equity	$155,336			$150,247
Net interest-rate spread			3.90%			4.31%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.85%			0.76%
Net interest income / margin on earning assets		$3,355	4.75%**		$3,508	5.07%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and six-month periods ended June 30, 2007 and 2006.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended June 30, 2007
	Compared to 2006
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$289	$(93)	$196
Investment securities	(5)	2	(3)
Federal funds sold	(54)	5	(49)
Other interest income	2	(3)	(1)
Total increase in interest income	232	(89)	143

Interest-bearing liabilities:
Transaction accounts	43	34	77
Savings deposits	(56)	(21)	(77)
Certificates of deposit	35	85	120
Total interest-bearing deposits	22	98	120
Federal funds purchased	—	—	—
FHLB advances	66	22	88
Subordinated debt	—	2	2
Total borrowed funds	66	24	90
Total increase in interest expense	88	122	210
Increase (decrease) in net interest income	$144	$(211)	$(67)

Rate / Volume Variance Analysis

(In thousands)

	Six Months Ended June 30, 2007
	Compared to 2006
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$401	$(89)	$312
Investment securities	(4)	9	5
Federal funds sold	(98)	13	(85)
Other interest income	2	2	4
Total increase in interest income	301	(65)	236

Interest-bearing liabilities:
Transaction accounts	87	62	149
Savings deposits	(120)	(43)	(163)
Certificates of deposit	50	209	259
Total interest-bearing deposits	17	228	245
Federal funds purchased	—	—	—
FHLB advances	93	43	136
Subordinated debt	—	8	8
Total borrowed funds	93	51	144
Total increase in interest expense	110	279	389
Increase in net interest income	$191	$(344)	$(153)

The tables reflect the impact of higher rates paid by the Bank on certificates of deposit, money market (transaction) accounts, and borrowed funds (FHLB advances) in 2007 as compared to 2006.  This is the result of heightened competition for deposits in the local market and from other providers of financial services, combined with a series of interest rate hikes by the Federal Reserve from mid-2004 through mid-2006.  Overall, our cost of funds in the second quarter of 2007 increased by 45 basis points over the same period last year—from 3.87% to 4.32%.  A $13.1 million increase in the volume of loans outstanding—our most profitable interest-earning asset—partially offset the detrimental effect on earnings of the higher cost of funds.

Based on current economic forecasts, the Bank anticipates that short-term interest rates have reached a plateau and are not likely to increase or decrease until mid-year 2008.

Provision for Loan Losses

The Bank recorded a $15 thousand provision for loan losses for the three months and six months ended June 30, 2007.  A $25 thousand provision was recorded in the second quarter of 2006, and $100 thousand for the first half of 2006.  The Bank had no charge-offs and $4 thousand of recoveries for the first half of 2007, as compared with $4 thousand of charge-offs and $1 thousand of recoveries for the first half of 2006.  The ratio of allowance for loan losses to total loans was 0.84% at June 30, 2007, as compared to 1.08% a year ago and 0.84% as of December 31, 2006.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended June 30, 2007, non-interest income was $158 thousand, an increase of $133 thousand, or 532%, from the same period in 2006.  For the six months, non-interest income increased $123 thousand, or 60%.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2007	2006	Change	% Change	2007	2006	Change	% Change
Service charges on deposit accounts	$62	$58	$4	7%	$118	$113	$5	4%
Gain on sale of loans	63	25	38	152%	122	134	(12)	-9%
Loan servicing fees, net of amortization	11	(83)	94	nm	32	(95)	127	nm
Grants and awards	—	—	—	nm	13	—	13	nm
Other income and fees	22	25	(3)	-12%	43	53	(10)	-19%
Total non-interest income	$158	$25	$133	532%	$328	$205	$123	60%

nm - not meaningful

The Bank derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  Loan sale activity was at a reduced level in the first quarter of 2007 as compared to 2006, due to the lingering effects of the Bank being without an SBA department manager for the last several months of 2006, as well as a slower secondary market for SBA-guaranteed loans in the first quarter of 2007.  A new SBA department manager was hired in January 2007.  When SBA loans are sold with servicing retained, a gain is generally recognized and a servicing asset is recorded representing the present value of the net servicing fees expected to be received in the future.  The servicing asset is then amortized over the period that servicing fees are expected to be received.  Due to loan prepayments in the first half of 2006 in advance of the Bank’s initial projections, the servicing asset amortization exceeded actual servicing fees received, resulting in negative net loan servicing fees for the first and second quarters of 2006.  As market interest rates leveled off in mid-2006, loan prepayments slowed down, returning servicing asset amortization to a more normal level.

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

Non-interest expenses increased by $131 thousand or 9% for the three months ended June 30, 2007, as compared to the second quarter of 2006.  For the six months, non-interest expense increased $264 thousand, or 9%.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2007	2006	Change	% Change	2007	2006	Change	% Change
Salaries and employee benefits	$877	$857	$20	2%	$1,754	$1,703	$51	3%
Occupancy expenses	140	113	27	24%	288	217	71	33%
Furniture and equipment	119	101	18	18%	231	197	34	17%
Data processing	117	108	9	8%	230	216	14	6%
Professional fees	86	53	33	62%	142	97	45	46%
Marketing and business development	71	86	(15)	-17%	147	153	(6)	-4%
Office supplies and expenses	52	53	(1)	-2%	107	109	(2)	-2%
Insurance and regulatory assessments	49	33	16	48%	101	88	13	15%
Loan and lease expenses	23	15	8	53%	46	39	7	18%
Other	128	112	16	14%	241	204	37	18%
Total non-interest expense	$1,662	$1,531	$131	9%	$3,287	$3,023	$264	9%

Professional fees increased $33 thousand in the second quarter of 2007 ($45 thousand for the six months) due to consulting fees related to the implementation of the Bank’s Desktop Deposit service for business customers.  Desktop Deposit, which is being introduced in the third quarter of 2007, allows business customers to make deposits consisting only of checks (not cash) without leaving the customer’s office.  Also affecting the increased professional fees in 2007 is an enhanced internal audit program.  The increase in salaries and employee benefits is primarily due to increased staffing levels, as well as normal annual salary increases.  Occupancy expense increased as a result of increased property taxes on the land purchased in Paso Robles in 2005 where the Bank is currently evaluating whether to build a new branch office to replace its existing Paso Robles branch office, and land leased in San Luis Obispo in October 2006, pursuant to a 50-year ground lease, for the intention to build a new administrative and main office, which ground lease was terminated by the Bank through the exercise of an option to terminate in July 2007.  Depreciation and maintenance of recent investments in computer hardware and software account for most of the increase in furniture and equipment expense.

Income Taxes

Income tax expense for the three months ended June 30, 2007, was $57 thousand, compared with $98 thousand for the same period in 2006.  For the six-month periods ended June 30, 2007 and 2006, income tax expense totaled $109 thousand and $229 thousand, respectively.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the second quarter of 2007 was 28.4%, compared with 38.3% for the same period in 2006.  For the six months, the effective income tax rates were 28.6% and 38.8% for 2007 and 2006, respectively.  The decreased effective tax rates in 2007 are primarily due to tax-exempt income on municipal securities and loans comprising a larger proportion of pre-tax income in 2007 as compared to 2006.

Balance Sheet Analysis

At June 30, 2007, consolidated assets totaled $156.4 million, as compared with $158.2 million at December 31, 2006, and $149.5 million at the end of 2006’s second quarter.  This represents a decrease of $1.8 million (a 2.2% annual rate) since December of 2006.  Total loans increased $2.2 million (a 3.6% annual rate) over that period, while deposits decreased $6.1 million (9.9% annualized) and shareholders’ equity increased $0.3 million (4.4% annualized) over that same period.  Although loans were down in the first quarter of 2006, due largely to early payoffs, loan volumes picked up again by the third quarter, regaining the ground lost earlier in the year.  That loan growth continued in the first quarter of 2007, but stalled in the second quarter.  Deposit growth has been even more of a challenge for the Bank, with a net decrease in deposits in the first half of 2007.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter End*
	June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006		June 30, 2006
	$	%	$	%	$	%	$	%	$	%
Total Assets	$1,925	5.0%	$(3,678)	-9.4%	$4,476	11.6%	$4,165	11.1%	$3,361	9.2%
Earning Assets	646	1.8%	(2,624)	-7.2%	4,258	11.8%	4,543	13.1%	4,207	12.6%
Loans	(2,316)	-7.3%	4,537	15.0%	3,462	11.5%	4,634	16.0%	528	1.9%
Deposits	(2,826)	-9.4%	(3,268)	-10.7%	666	2.1%	2,676	8.8%	3,850	13.2%
Borrowings	4,750	112.7%	(500)	-11.7%	3,500	99.9%	1,000	30.8%	(500)	-15.0%
Shareholders’ Equity	76	2.5%	175	5.8%	427	14.4%	382	13.4%	102	3.6%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition

(Dollars in thousands)

	June 30, 2007		December 31, 2006
Type of Loan	Amount	Percentage	Amount	Percentage
Commercial	$25,872	20.7%	$21,944	17.9%
Agricultural	122	0.1%	123	0.1%
Real estate	66,070	52.8%	66,591	54.2%
Construction	30,592	24.5%	31,639	25.8%
Consumer	2,364	1.9%	2,502	2.0%
Total loans	$125,020	100.0%	$122,799	100.0%

The table shows that the loan growth in the first half of 2007 has only occurred in commercial loans, while real estate, construction and consumer loans have lagged.

Asset Quality

Non-accrual loans totaled $186 thousand at June 30, 2007, as compared to $240 thousand at December 31, 2006 and $434 thousand at June 30, 2006.

As of June 30, 2007, the Bank had two loans totaling $204 thousand that were past due 90 days or more and still accruing interest, as compared December 31, 2006, when one $1.9 million construction loan was 90 days past due .  That loan was brought current in mid-January 2007.  The loan is well-secured by real estate collateral.  Management’s analysis of this loan as of June 30, 2007, indicates that the Bank has no loss exposure.  Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of June 30, 2007 and 2006.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2007, December 31, 2006 and June 30, 2006:

Non-Performing Assets

(in thousands)

	June 30	December 31	June 30
	2007	2006	2006
Loans in nonaccrual status	$186	$240	$434
Loans past due 90 days or more and accruing	204	1,929	—
Restructured loans	—	—	—
Total nonperforming loans	390	2,169	434
Other real estate owned	—	—	—
Total nonperforming assets	$390	$2,169	$434

Allowance for loan losses	$1,045	$1,026	$1,238

Asset quality ratios:
Non-performing assets to total assets	0.25%	1.37%	0.29%
Non-performing loans to total loans	0.31%	1.77%	0.38%
Allowance for loan losses to total loans	0.84%	0.84%	1.08%
Allowance for loan losses to total non-performing loans	268%	47%	285%

The $186 thousand of loans on non-accrual as of June 30, 2007, are supported by $171 thousand of SBA loan guarantees.

Potential Problem Loans

At June 30, 2007, the Bank had approximately $2.6 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $2.0 million increase from the $556 thousand of potential problem loans at December 31, 2006, due to the reclassification of the one construction loan (referred to above) from past-due 90 days  to potential problem loans.  The $2.6 million of potential problem loans are supported by $442 thousand of SBA loan guarantees.  As mentioned above, the one construction loan totaling $1.9 million is well secured by real estate collateral.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of June 30, 2007, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2007 totaled $1.045 million, an increase of $19 thousand, or 1.9%, from December 31, 2006.  The ratio of ALLL to total loans at June 30, 2007, was 0.84%, no change from December 31, 2006, and a decrease of 0.24% from June 30, 2006.  At June 30, 2007 and 2006, the ratio of ALLL to total non-performing loans was 268% and 285%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month and six-month periods ended June 30, 2007 and 2006:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,027	$1,216	$1,026	$1,141
Provision for loan losses	15	25	15	100
Loans charged off	—	(4)	—	(4)
Recoveries of previous charge-offs	3	1	4	1
Net recoveries (charge-offs)	3	(3)	4	(3)
Balance at end of period	$1,045	$1,238	$1,045	$1,238

Allowance for loan losses as a percentage of:
Period end loans	0.84%	1.08%	0.84%	1.08%
Non-performing loans	268%	285%	268%	285%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	-0.01%	0.01%	-0.01%	0.01%
Provision for loan losses	0.05%	0.09%	0.02%	0.17%

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2007, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2007, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  In September 2004, the reserve was increased by $100 thousand.  As of June 30, 2007, the book value of the security was $71 thousand ($327 thousand amortized cost less the loss reserve, which totals $256 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher.  The portfolio consists of a mixture of fixed-rate US agency securities (42%), floating-rate mortgage-backed securities (21%), fixed-rate mortgage-backed securities (22%), fixed-rate tax-exempt municipal securities (12%) and fixed-rate CMO’s (3%).  All of the Bank’s municipal securities were purchased in 2006 and none may be called before 2014.  The average life of the portfolio is projected to be 4.6 years, with a duration of 3.6 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $118.2 million as of June 30, 2007, as compared with $124.3 million at December 31, 2006, and $120.9 million at June 30, 2006.

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

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place all of their deposits at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $30 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,500 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of June 30, 2007, the Bank had issued $845 thousand of certificates of deposit to local customers through the CDARS program.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  At December 31, 2006 and June 30, 2007 the Bank had $12.6 million and $10.2 million in brokered deposits, respectively.  Management expects that brokered deposits will continue to be used in 2007 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of June 30, 2007, borrowings from the FHLB totaled $21.65 million, with a weighted average interest rate of 4.84%.  Of the $21.65 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008.  During the second quarter of 2007, $6 million of short-term brokered deposits were replaced with $3 million of FHLB advances maturing in 2009 and another $3 million maturing in 2010.  The remaining $8.75 million was borrowed to meet shorter-term funding needs and matures on various dates from August 2007 through December 2008.  The Bank has the capacity to borrow an additional $17 million from the FHLB should the need arise.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2007, December 31, 2006, and June 30, 2006:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets)	$15,834	11.30%	$14,017	10.0%	$11,213	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,734	10.51%	$8,410	6.0%	$5,607	4.0%
Tier 1 Capital (to Average Assets)	$14,734	9.44%	$7,806	5.0%	$6,245	4.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,390	11.35%	$13,564	10.0%	$10,851	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,309	10.55%	$8,139	6.0%	$5,426	4.0%
Tier 1 Capital (to Average Assets)	$14,309	9.34%	$7,657	5.0%	$6,126	4.0%

As of June 30, 2006:
Total Capital (to Risk-Weighted Assets)	$15,238	11.72%	$12,997	10.0%	$10,397	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$13,945	10.73%	$7,798	6.0%	$5,199	4.0%
Tier 1 Capital (to Average Assets)	$13,945	9.42%	$7,404	5.0%	$5,923	4.0%

On June 13, 2007, the Company filed a registration statement on Form SB-2 (amended July 24, 2007) with respect to a best efforts offering of between 166,667 and 597,000 shares of its common stock in a secondary public offering.  The registration became effective on August 13, 2007.  The Company plans to use the bulk of any proceeds of the offering as capital to support future growth of the Bank, particularly the new Hispanic Banking Division and planned expansion into Santa Maria in northern Santa Barbara county.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $4.3 million in federal funds sold on June 30, 2007, and $6.1 million on June 30, 2006.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits (calculated using monthly average balances).  For the month of June, 2007, the Bank’s liquidity ratio was 8.8% and the loans-to-deposits ratio was107%.

The Bank also considers current and potential FHLB borrowings in assessing its liquidity position, as well as short-term, back-up lines of credit from correspondent banks.  Potential FHLB borrowings as of June 2007 totaled $16.8 million and correspondent bank lines of credit total $6.5 million.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	June 30	December 31	June 30
	2007	2006	2006
Commitments to Extend Credit	$31,313	$35,375	$36,344
Standby Letters of Credit	631	213	203
	$31,944	$35,588	$36,547

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

Recent Developments—Management Changes

On June 18, 2007, Brooks W. Wise, age 48, became the President of the Bank, as well as a director of the Bank and the Company.  Ms. Anita Robinson remains Chief Executive Officer of the Bank and President and Chief Executive Officer of the Company.  Mr. Wise has more than 24 years of banking experience.  Immediately prior to accepting the position as President of the Bank, Mr. Wise spent 11 years as an officer at Union Bank of California.  He most recently served as Regional Vice President, Los Angeles Business Banking.  In that capacity, Mr. Wise managed 12 business banking relationship managers that supported 83 branches within Los Angeles, Santa Barbara, San Luis Obispo and Ventura Counties.  While his responsibilities for Union Bank covered a wide area of Southern California, Mr. Wise has maintained his primary residence in Mission Community Bank’s core market of the Central Coast.  Mr. Wise served as the 2006 President of Coastal Business Finance, an SBA certified Development Corporation, and is the President-elect of the Santa Maria Chamber of Commerce.  He will be leading the Bank’s planned expansion into Santa Maria.

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

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the first six months of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

None.

Item 3.                              DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.                              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company’s Annual Meeting of Shareholders, which was held on April 24, 2007:

Election of Directors — Election of the following eight persons to the Board of Directors to serve until the 2008 Annual Meeting of Shareholders and until their successors are elected and have qualified:

Bruce M. Breault
Roxanne M. Carr
William B. Coy
Richard Korsgaard
Anita M. Robinson
Robin L. Rossi
Gary E. Stemper
Karl F. Wittstrom

	Shares	Percent
Authority given	552,048	81.9%
Authority withheld	3,481	0.5
Abstain	-0-	—

To approve an amendment to the Company’s Articles of Incorporation to increase its authorized shares of common stock from one million to ten million shares and to increase its authorized shares of preferred stock from one million to ten million shares:

	Shares	Percent
For	402,136	59.7%
Against	12,181	1.8
Abstain	300	0.0

A total of 555,529 shares (82.5% of those outstanding and entitled to vote) were represented in person or by proxy.

In addition, the holders of 100% of the Company’s issued and outstanding Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock approved this Amendment to the Company’s Articles of Incorporation by Written Consent in June 2007.

Item 5.                              OTHER INFORMATION

None.

Item 6.                              EXHIBITS

Exhibit Index:

Exhibit #		Page

2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)

3.1	Restated Articles of Incorporation (J)

3.2	Certificate of Amendment to Articles of Incorporation (K)

3.3	Bylaws (B)

4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)

4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)

4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)

4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)

4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)

4.6	Declaration of Trust Mission Community Capital Trust I dated October 10, 2003 (E)

4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (E)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)

4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)

10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)

10.2	Intentionally omitted

10.3	Lease Agreement – Paso Robles (B)

10.4	Lease Agreement – San Luis Obispo (B)

10.5	Lease Agreement – Arroyo Grande (B)

10.6	1998 Stock Option Plan, as amended (B)

10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)

10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)

10.9	Intentionally omitted

10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)

10.11	Salary Protection Agreement — Mr. Pigeon (G)

10.12	Salary Protection Agreement — Mr. Judge (H)

10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (I)

10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (I)

10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (L)

(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 8-K filed on October 21, 2003
(F)	Amendment included in the Company’s Form 10-QSB filed on August 10, 2004
(G)	Included in the Company’s Form 8-K filed on January 19, 2005
(H)	Included in the Company’s Form 8-K filed on February 17, 2005
(I)	Included in the Company’s Form 8-K filed on June 13, 2007
(J)	Included in the Company’s Form 10-QSB filed on August 14, 2006
(K)	Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(L)	Included in the From SB-2 Registration Statement of the Company filed on June 13, 2007

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: August 14, 2007

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: August 14, 2007