Form 10QSB
period 2007-09-30
MISSION COMMUNITY BANCORP
filed 2007-11-09
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  685,232 shares of common stock outstanding as of November 8, 2007.

Transitional Small Business Disclosure Format (check one) Yes ☐ No☒

Mission Community Bancorp

September 30, 2007

Index

PART I – FINANCIAL INFORMATION

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary

Condensed Consolidated Balance Sheets

Unaudited

	(dollars in thousands)
	September 30, 2007	December 31, 2006	September 30, 2006
Assets
Cash and due from banks	$3,067	$3,045	$2,794
Federal funds sold	4,005	7,070	5,545
Total cash and cash equivalents	7,072	10,115	8,339
Interest-bearing deposits in other banks	8,050	550	550
Investment securities available for sale	16,454	16,416	17,145

Loans held for sale	1,583	274	1,212

Loans, net of unearned income	120,746	122,525	118,105
Less allowance for loan losses	(1,096)	(1,026)	(1,127)
Net loans	119,650	121,499	116,978

Federal Home Loan Bank stock and other stock, at cost	1,604	1,311	1,382
Premises and equipment	3,598	3,724	3,791
Cash surrender value of life insurance	2,269	2,208	2,188
Accrued interest and other assets	2,244	2,072	2,126
Total Assets	$162,524	$158,169	$153,711

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$24,102	$25,988	$25,816
Money market, NOW and savings	36,756	36,936	39,842
Time certificates of deposit	66,037	61,357	57,957
Total deposits	126,895	124,281	123,615
Other borrowings	18,650	17,400	13,900
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,088	1,241	1,359
Total liabilities	149,726	146,015	141,967
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 1,000,000 shares authorized; Issued and outstanding: 685,232 at September 30, 2007, 673,399 at December 31, 2006, and 670,399 at September 30, 2006	7,073	6,859	6,814
Additional paid-in capital	96	61	46
Retained earnings	4,557	4,209	3,955
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(12)	(59)	(155)
Total shareholders’ equity	12,798	12,154	11,744
Total Liabilities and Shareholders’ Equity	$162,524	$158,169	$153,711

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Income

Unaudited

	(in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest Income
Interest and fees on loans	$2,660	$2,565	$8,105	$7,698
Interest on investment securities	176	178	512	509
Other interest income	111	65	181	216
Total interest income	2,947	2,808	8,798	8,423
Interest Expense
Interest on money market, NOW and savings deposits	261	261	748	762
Interest on time certificates of deposit	762	612	2,221	1,812
Other interest expense	330	243	880	649
Total interest expense	1,353	1,116	3,849	3,223
Net interest income	1,594	1,692	4,949	5,200
Provision for loan losses	65	—	80	100
Net interest income after provision for loan losses	1,529	1,692	4,869	5,100
Non-interest income
Service charges on deposit accounts	92	76	210	189
Gain on sale of loans	127	14	249	148
Loan servicing fees, net of amortization	13	(24)	45	(119)
Grants and awards	241	—	254	—
Other income and fees	22	24	65	77
Total non-interest income	495	90	823	295
Non-interest expense
Salaries and employee benefits	893	848	2,647	2,551
Occupancy expenses	140	111	428	328
Furniture and equipment	103	111	334	308
Data processing	128	121	358	337
Professional fees	66	44	208	141
Marketing and business development	88	77	235	230
Office supplies and expenses	59	53	166	162
Insurance and regulatory assessments	50	32	151	120
Loan and lease expenses	22	26	68	65
Other expenses	103	103	344	307
Total non-interest expense	1,652	1,526	4,939	4,549
Income before income taxes	372	256	753	846
Income tax expense	130	95	239	324
Net Income	$242	$161	$514	$522
Net income applicable to common stock	$205	$137	$436	$442

Per Common Share Data:
Net Income – Basic	$0.30	$0.20	$0.64	$0.66
Net Income – Diluted	$0.29	$0.19	$0.61	$0.61

Average common shares outstanding - basic	683,184	669,321	676,828	666,883
Average common shares outstanding - diluted	718,958	721,970	718,013	722,054

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2006	$1,084	659,799	$6,656	$—		$3,434	$(193)	$10,981

Exercise of stock options and related tax benefit of $53		10,600	157					157

Stock-based compensation				46				46

Comprehensive income:
Net income					$522	522		522
Net unrealized loss on available-for-sale securities, net of taxes of $26	—	—	—	—	38	—	38	38
Total comprehensive income					$560

Balance at September 30, 2006	$1,084	670,399	$6,813	$46		$3,956	$(155	$11,744

Balance at January 1, 2007	$1,084	673,399	$6,859	$61		$4,209	$(59)	$12,154

Exercise of stock options and related tax benefit of $96		41,233	508					508

Repurchase of common stock		(29,400)	(294)			(166)		(460)

Stock-based compensation				35				35

Comprehensive income:
Net income					$514	514		514
Net unrealized gain on available-for-sale securities, net of taxes of $32	—	—	—	—	47	—	47	47
Total comprehensive income					$561

Balance at September 30, 2007	$1,084	685,232	$7,073	$96		$4,557	$(12)	$12,798

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)
	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Operating Activities
Net income	$514	$522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	269	239
Accretion of discount on securities and loans, net	(109)	(269)
Provision for credit losses	80	100
Stock-based compensation	35	46
Gain on loan sales	(249)	(148)
Increase in cash surrender value of life insurance	(61)	(54)
Other, net	(393)	194
Proceeds from loan sales	2,645	1,429
Loans originated for sale	(3,830)	(2,121)
Net cash used in operating activities	(1,099)	(62)
Investing Activities
Net change in Federal Home Loan Bank and other stock	(258)	147
Deposits placed in other banks	(7,500)	—
Purchase of available-for-sale securities	(3,167)	(2,932)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,208	1,655
Net decrease in loans	2,004	1,165
Purchases of premises and equipment	(143)	(704)
Proceeds from sale of fixed assets	—	2
Net cash used in investing activities	(5,856)	(667)
Financing Activities
Net (decrease) in demand deposits and savings accounts	(2,067)	(1,591)
Net increase (decrease) in time deposits	4,681	(2,381)
Net increase in other borrowings	1,250	500
Common stock repurchased	(460)	—
Proceeds from exercise of stock options	508	157
Net cash provided by (used in) financing activities	3,912	(3,315)
Net decrease in cash and cash equivalents	(3,043)	(4,044)
Cash and cash equivalents at beginning of year	10,115	12,383
Cash and cash equivalents at end of period	$7,072	$8,339

Supplemental disclosures of cash flow information:
Interest paid	$3,841	$3,043
Taxes paid	135	340

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial statements for the three- month and nine-month periods ended September 30, 2007 and 2006 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations. Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

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

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated. Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006. Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123. During the nine-month periods ended September 30, 2007 and 2006, the Bank recognized pre-tax stock-based compensation expense of $36 thousand and $46 thousand, respectively, as a result of adopting SFAS 123R. As of September 30, 2007, the Company has unvested options outstanding with unrecognized compensation expense totaling $96 thousand, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2007	$12
2008	42
2009	42
Total unrecognized compensation cost	$96

Note 3 — Operating Segments

The Company has only one reportable operating segment—commercial banking. The commercial banking segment provides traditional banking services such as checking and savings accounts, time certificates of deposit and loans.

Note 4 — Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which permits the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method. Under SFAS 140, prior to SFAS 156, the Bank amortized the SBA loan servicing asset over the period that servicing fees are expected to be received, and recognized an impairment loss if the value of the servicing asset was determined to be impaired. The Bank elected in 2007 to continue to use the amortization method, with testing for impairment, to measure ongoing changes in the value of its SBA loan servicing asset. Accordingly, this results in no change in our accounting for this asset.

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

Overview of Results of Operations and Financial Condition

•                  Net interest income for the three-month period ended September 30, 2007 decreased by $98 thousand, or 6%, from the comparable period in 2006, due primarily to a decrease in the net interest margin of 56 basis points. For the nine months ended September 30, 2007, net interest income decreased $251 thousand, or 5%, from the first nine months of 2006. The net interest margin decrease is attributable primarily to the Bank seeking to attract deposits in a competitive market by offering higher rates on certain products in the first nine months of 2007, while at the same time interest rates on loans tended to level off in late 2006, and began to decline by the third quarter of 2007.

•                  For the three months ended September 30, 2007, non-interest income increased by $405 thousand, or 450%, from the same period in 2006. For the first nine months of 2007, non-interest income increased $528 thousand, or 179%, as compared to the first nine months of 2006. Income from gain on sale of loans, most of which are SBA-guaranteed loans, increased by $113 thousand in the third quarter of 2007 due to increased loan sale activity. For the nine months, gains on loan sales increased by $101 thousand in 2007. Loan servicing fees (net of amortization) totaled $13 thousand in 2007’s third quarter, as compared to a negative $24 thousand for the third quarter of 2006. For the nine months ended September 30, 2007, net loan servicing fees increased $164 thousand—from a negative $119 thousand for the nine months ended September 30, 2006, to a positive $45 thousand. The negative loan servicing fees in the first nine months and third quarter of 2006 are the result of loan prepayments being greater than the Bank’s projections, resulting in the servicing asset amortization exceeding actual servicing fees received and, consequently, negative loan servicing fees for that period.

•                  In September 2007 the Bank received notification from the Bank Enterprise Award program of the Department of the Treasury that it will be receiving a $337,500 grant under that program, based on lending activity the bank commenced in 2006. The first installment of that grant, $241 thousand, was recognized in non-interest income in the third quarter of 2007. Management expects that most, if not all, of the remaining portion of the award will be recognized in the fourth quarter of this year.

•                  Non-interest expense increased by $126 thousand, or 8%, for the three months ended September 30, 2007, as compared to the third quarter of 2006. For the nine months, non-interest expense increased $390 thousand (9%). Professional fees were up $22 thousand in the third quarter of 2007 ($67 thousand for the nine months) due to consulting fees related to the implementation of the Bank’s Premier Desktop DepositSM service for business customers, as well as enhancements to our internal audit program. Occupancy expenses increased $29 thousand in the third quarter of 2007 ($100 thousand for the nine months) as a result of increased property taxes on land purchased in Paso Robles and land leased pursuant to a ground lease in San Luis Obispo, which lease was subsequently terminated in July 2007 pursuant to an option to terminate contained in the lease. Salary and employee benefits increased by $45 thousand ($96 thousand for the nine months) due primarily to increased staffing levels as well as normal salary increases. Insurance and regulatory assessments were up $31 thousand in the first nine months of 2007 due primarily to renewed FDIC insurance assessments effective in 2007.

•                  Total assets increased by $4.4 million, or 2.8%, from December 31, 2006. Total loans decreased by $0.5 million, or 0.4%, from December 31, 2006 to September 30, 2007, while deposits increased by $2.6 million, or 2.1%.

•                  A $1.9 million loan that was reported as a potential problem loan as of June 30, 2007, was placed in non-accrual status during the third quarter. Management’s analysis of this loan as of September 30, 2007, indicates that the Bank has no loss exposure.

Income Summary

For the three months ended September 30, 2007, the Company earned $242 thousand, an increase of $81 thousand, or 50%, as compared with the $161 thousand in net income for the same three-month period of 2006. Return on average assets (annualized) was 0.60% for the third quarter of 2007, as compared with 0.43% for the third quarter of 2006. Annualized return on average equity was 7.55% for the third quarter of 2007 as compared with 5.46% for the comparable 2006 period.

For the nine months ended September 30, 2007, net income was $514 thousand, a decrease of $8 thousand, or 2%, as compared with the $522 thousand in net income for first nine months of 2006. Annualized return on average assets was 0.44% for the first nine months of 2007, as compared with 0.47% for the same period in 2006. Annualized return on average equity was 5.50% for the first nine months of 2007 as compared with 6.09% for the comparable 2006 period.

Income before income taxes for the third quarter of 2007 was up $116 thousand from the comparable 2006 period. For the first nine months of 2007 income before income taxes was down $93 thousand as compared to the same period in 2006. The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income
	Increase (Decrease)
	3rd Quarter	Nine Months
Change from 2006 to 2007 in:
Net interest income	$(98)	$(251)
Provision for loan losses	(65)	20
Non-interest income	405	528
Non-interest expense	(126)	(390)
Change in income before income taxes	$116	$(93)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income. For the three-month period ended September 30, 2007, net interest income was $1.594 million, a decrease of $98 thousand, or 6% from the comparable period in 2006. For the nine months, 2007’s net interest income was $4.949 million, down $251 thousand from 2006.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.29% for the three-month period ended September 30, 2007, a decrease of 56 basis points as compared to the same period in 2006. For the nine months, the net interest margin was 4.59% in 2007, down 41 basis points from the first nine months of 2006. The decrease in the net interest margin in 2007 was principally attributable to the overall increase in interest rates through mid-year 2006. Interest rates tended to continue to rise on the deposit side, particularly on certificates of deposit, even though rates on loans began to level off later in 2006 and started to decline by the third quarter of 2007.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2007 and 2006:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income*	$125,439	$2,660	8.48%*	$116,858	$2,565	8.73%*
Investment securities*	15,716	176	4.74%*	16,870	178	4.38%*
Federal funds sold	5,696	72	5.04%	3,859	50	5.13%
Other interest income	3,615	39	4.23%	1,849	15	3.12%
Total interest-earning assets	150,466	$2,947	7.86%	139,436	$2,808	8.03%
Non-interest-earning assets:
Allowance for loan losses	(1,051)			(1,215)
Cash and due from banks	2,633			2,764
Premises and equipment	3,630			3,802
Other assets	4,548			4,415
Total assets	$160,226			$149,202

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$12,811	$106	3.28%	$7,251	$29	1.57%
Savings deposits	23,930	155	2.57%	29,658	232	3.10%
Certificates of deposit	62,197	762	4.87%	54,190	612	4.48%
Total interest-bearing deposits	98,938	1,023	4.11%	91,099	873	3.80%
Federal funds purchased	—	—	—	—	—	—
Federal Home Loan Bank advances	21,107	260	4.88%	15,085	172	4.53%
Subordinated debt	3,093	70	8.98%	3,093	71	9.13%
Total borrowed funds	24,200	330	5.40%	18,178	243	5.31%
Total interest-bearing liabilities	123,138	1,353	4.36%	109,277	1,116	4.05%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,084			26,973
Other liabilities	1,283			1,263
Total liabilities	147,505			137,513
Shareholders’ equity	12,721			11,689
Total liabilities and shareholders’ equity	$160,226			$149,202
Net interest-rate spread			3.50%			3.98%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.79%			0.87%
Net interest income		$1,594	4.29%**		$1,692	4.85%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Net Interest Analysis

(Dollars in thousands)

	For the Nine Months Ended
	September 30, 2007			September 30, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$126,059	$8,105	8.67%*	$117,019	$7,698	8.81%*
Investment securities*	15,893	512	4.58%*	16,404	509	4.29%*
Federal funds sold	2,773	106	5.11%	4,676	169	4.84%
Other interest income	2,513	75	4.00%	1,829	47	3.39%
Total interest-earning assets / interest income	147,238	8,798	8.08%	139,928	8,423	8.08%
Non-interest-earning assets:
Allowance for loan losses	(1,037)			(1,200)
Cash and due from banks	2,538			3,048
Premises and equipment	3,671			3,597
Other assets	4,574			4,522
Total assets	$156,984			$149,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$12,990	297	3.06%	$6,204	72	1.55%
Savings deposits	23,263	450	2.59%	31,209	690	2.95%
Certificates of deposit	61,050	2,222	4.87%	56,809	1,812	4.26%
Total interest-bearing deposits	97,303	2,969	4.08%	94,222	2,574	3.65%
Federal funds purchased	6	—	6.34%	—	—	—
Federal Home Loan Bank advances	18,642	672	4.82%	13,920	448	4.31%
Subordinated debt	3,093	208	8.98%	3,093	201	8.68%
Total borrowed funds	21,741	880	5.41%	17,013	649	5.10%
Total interest-bearing liabilities / interest expense	119,044	3,849	4.32%	111,235	3,223	3.87%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	24,169			25,913
Other liabilities	1,282			1,284
Total liabilities	144,495			138,432
Shareholders’ equity	12,489			11,463
Total liabilities and shareholders’ equity	$156,984			$149,895
Net interest-rate spread			3.76%			4.21%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.83%			0.79%
Net interest income / margin on earning assets		$4,949	4.59%**		$5,200	5.00%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and nine-month periods ended September 30, 2007 and 2006. Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended September 30, 2007
	Compared to 2006
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$184	$(89)	$95
Investment securities	(13)	11	(2)
Federal funds sold	23	(1)	22
Other interest income	18	6	24
Total increase in interest income	212	(73)	139

Interest-bearing liabilities:
Transaction accounts	32	45	77
Savings deposits	(41)	(36)	(77)
Certificates of deposit	95	55	150
Total interest-bearing deposits	86	64	150
Federal funds purchased	—	—	—
FHLB advances	74	14	88
Subordinated debt	—	(1)	(1)
Total borrowed funds	74	13	87
Total increase in interest expense	160	77	237
Increase (decrease) in net interest income	$52	$(150)	$(98)

Rate / Volume Variance Analysis

(In thousands)

	Nine Months Ended September 30, 2007
	Compared to 2006
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$584	$(177)	$407
Investment securities	(16)	19	3
Federal funds sold	(72)	9	(63)
Other interest income	19	9	28
Total increase in interest income	515	(140)	375

Interest-bearing liabilities:
Transaction accounts	119	106	225
Savings deposits	(162)	(78)	(240)
Certificates of deposit	142	268	410
Total interest-bearing deposits	99	296	395
Federal funds purchased	—	—	—
FHLB advances	166	58	224
Subordinated debt	—	7	7
Total borrowed funds	166	65	231
Total increase in interest expense	265	361	626
Increase in net interest income	$250	$(501)	$(251)

The tables reflect the impact of higher rates paid by the Bank on certificates of deposit, money market (transaction) accounts, and borrowed funds (FHLB advances) in 2007 as compared to 2006. This is the result of heightened competition for deposits in the local market and from other providers of financial services, combined with a series of interest rate hikes by the Federal Reserve from mid-2004 through mid-2006. Overall, our cost of funds in the third quarter of 2007 increased by 31 basis points over the same period last year—from 4.05% to 4.36%. An $8.6 million increase in the volume of loans outstanding—our most profitable interest-earning asset—partially offset the detrimental effect on earnings of the higher cost of funds. The decline in rates earned on loans in 2007 was due to the decrease in the prime rate in the third quarter, combined with the effect of an increase in the level of non-accrual loans in 2007.

Based on current economic forecasts, the Bank anticipates that short-term interest rates may continue to decline until at least mid-year 2008. Due to the Bank’s asset-sensitive position, management expects a moderate decline in the general level short-term interest rates to result in a slight decline in the Bank’s net interest margin.

Provision for Loan Losses

The Bank recorded a $65 thousand provision for loan losses for the three months ended September 30, 2007 ($80 thousand for the nine months). No provision was recorded in the third quarter of 2006, while $100 thousand was provided for the first nine months of 2006. The Bank had $14 thousand of charge-offs and $4 thousand of recoveries for the first nine months of 2007, as compared with $119 thousand of charge-offs and $5 thousand of recoveries for the first nine months of 2006. The ratio of allowance for loan losses to total loans was 0.90% at September 30, 2007, as compared to 0.94% a year ago and 0.84% as of December 31, 2006.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio. Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans. For the three-month period ended September 30, 2007, non-interest income was $495 thousand, an increase of $405 thousand, or 450%, from the same period in 2006. For the nine months, non-interest income increased $528 thousand, or 179%.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2007	2006	$	%	2007	2006	$	%
Service charges on deposit accounts	$92	$76	$16	21%	$210	$189	$21	11%
Gain on sale of loans	127	14	113	807%	249	148	101	68%
Loan servicing fees, net of amortization	13	(24)	37	nm	45	(119)	164	nm
Grants and awards	241	—	241	nm	254	—	254	nm
Other income and fees	22	24	(2)	-8%	65	77	(12)	-16%
Total non-interest income	$495	$90	$405	450%	$823	$295	$528	179%

nm - not meaningful

The Bank derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans. Loan sale activity was at a reduced level in the first half of 2007 as compared to 2006, but began to pick up in the third quarter. When SBA loans are sold with servicing retained, a gain is generally recognized and a servicing asset is recorded representing the present value of the net servicing fees expected to be received in the future. The servicing asset is then amortized over the period that servicing fees are expected to be received. Due to loan prepayments in the first nine months of 2006 in advance of the Bank’s initial projections, the servicing asset amortization exceeded actual servicing fees received, resulting in negative net loan servicing fees for the first three quarters of 2006. As market interest rates leveled off in mid-2006, loan prepayments slowed down, returning servicing asset amortization to a more normal level.

In September 2007 the Bank received notification from the Bank Enterprise Award program of the Department of the Treasury that it will be receiving a $337,500 grant under that program, based on lending activity the bank commenced in 2006. The first installment of that grant, $241 thousand, was recognized in non-interest income in the third quarter of 2007. Management expects that most, if not all, of the remaining portion of the award will be recognized in the fourth quarter of this year.

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

Non-interest expenses increased by $126 thousand or 8% for the three months ended September 30, 2007, as compared to the third quarter of 2006. For the nine months, non-interest expense increased $390 thousand, or 9%.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2007	2006	$	%	2007	2006	$	%
Salaries and employee benefits	$893	$848	$45	5%	$2,647	$2,551	$96	4%
Occupancy expenses	140	111	29	26%	428	328	100	30%
Furniture and equipment	103	111	(8)	-7%	334	308	26	8%
Data processing	128	121	7	6%	358	337	21	6%
Professional fees	66	44	22	50%	208	141	67	48%
Marketing and business development	88	77	11	14%	235	230	5	2%
Office supplies and expenses	59	53	6	11%	166	162	4	2%
Insurance and regulatory assessments	50	32	18	56%	151	120	31	26%
Loan and lease expenses	22	26	(4)	-15%	68	65	3	5%
Other	103	103	—	0%	344	307	37	12%
Total non-interest expense	$1,652	$1,526	$126	8%	$4,939	$4,549	$390	9%

Professional fees increased $22 thousand in the third quarter of 2007 ($67 thousand for the nine months) due to consulting fees related to the implementation of the Bank’s Premier Desktop DepositSM service for business customers. Premier Desktop DepositSM, which was introduced in the third quarter of 2007, allows business customers to make deposits consisting only of checks (not cash) without leaving the customer’s office. Also affecting the increased professional fees in 2007 is an enhanced internal audit program. The increase in salaries and employee benefits is primarily due to increased staffing levels, as well as normal annual salary increases. Occupancy expense increased as a result of increased property taxes on the land purchased in Paso Robles in 2005 where the Bank is currently evaluating whether to build a new branch office to replace its existing Paso Robles branch office, and land leased in San Luis Obispo in October 2006, pursuant to a 50-year ground lease, for the intention to build a new administrative and main office, which ground lease was terminated by the Bank through the exercise of an option to terminate in July 2007.

Income Taxes

Income tax expense for the three months ended September 30, 2007, was $130 thousand, compared with $95 thousand for the same period in 2006. For the nine-month periods ended September 30, 2007 and 2006, income tax expense totaled $239 thousand and $324 thousand, respectively. The effective tax rate (income tax expense as a percentage of pre-tax income) for the third quarter of 2007 was 34.7%, compared with 37.1% for the same period in 2006. For the nine months, the effective income tax rates were 31.7% and 38.3% for 2007 and 2006, respectively. The decreased effective tax rates in 2007 are primarily due to tax-exempt income on municipal securities and loans comprising a larger proportion of pre-tax income in 2007 as compared to 2006.

Balance Sheet Analysis

At September 30, 2007, consolidated assets totaled $162.5 million, as compared with $158.2 million at December 31, 2006, and $153.7 million at the end of 2006’s third quarter. This represents an increase of $4.4 million (a 3.7% annual rate) since December of 2006. Total loans decreased $0.5 million (a 0.5% annual rate) over that period, while deposits increased $2.6 million (2.8% annualized) and shareholders’ equity increased $0.6 million (7.1% annualized) over that same period. Although loans were down in the first quarter of 2006, due largely to early payoffs, loan volumes picked up again by the third quarter of 2006, regaining the ground lost earlier in the year. That loan growth continued in the first quarter of 2007, but has been sluggish since then. Deposit growth was even more of a challenge for the Bank in the first half of 2007, although some positive deposit growth returned in the third quarter.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter End*
	September 30, 2007		June 30, 2007		March 31, 2007		December 31, 2006		September 30, 2006
	$	%	$	%	$	%	$	%	$	%
Total Assets	$6,108	15.5%	$1,925	5.0%	$(3,678)	-9.4%	$4,476	11.6%	$4,165	11.1%
Earning Assets	5,981	16.4%	646	1.8%	(2,624)	-7.2%	4,258	11.8%	4,543	13.1%
Loans	(2,691)	-8.5%	(2,316)	-7.3%	4,537	15.0%	3,462	11.5%	4,634	16.0%
Deposits	8,708	29.2%	(2,826)	-9.4%	(3,268)	-10.7%	666	2.1%	2,676	8.8%
Borrowings	(3,000)	-55.0%	4,750	112.7%	(500)	-11.7%	3,500	99.9%	1,000	30.8%
Shareholders’ Equity	394	12.6%	76	2.5%	175	5.8%	427	14.4%	382	13.4%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition

(Dollars in thousands)

	September 30, 2007		December 31, 2006
Type of Loan	Amount	Percentage	Amount	Percentage
Commercial	$25,255	20.6%	$21,944	17.9%
Agricultural	112	0.1%	123	0.1%
Real estate	67,745	55.4%	66,591	54.2%
Construction	26,881	22.0%	31,639	25.8%
Consumer	2,336	1.9%	2,502	2.0%
Total loans	$122,329	100.0%	$122,799	100.0%

The table shows that loan growth in the first nine months of 2007 has occurred primarily in commercial loans, while construction, consumer and real estate loans have lagged.

Asset Quality

Non-accrual loans totaled $2.1 million at September 30, 2007, as compared to $240 thousand at December 31, 2006 and $247 thousand at September 30, 2006.

As of September 30, 2007, the Bank had a $190 thousand loan that was past due 90 days or more and still accruing interest, as compared December 31, 2006, when a separate $1.9 million construction loan was 90 days past due. Although that loan was brought current in mid-January 2007, it was placed in non-accrual status in August 2007. The Bank has begun the foreclosure process on this loan, which is secured by real estate collateral. Management’s analysis of this loan as of September 30, 2007, indicates that the Bank has no loss exposure. Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of September 30, 2007 and 2006.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2007, December 31, 2006 and September 30, 2006:

Non-Performing Assets

(in thousands)

	Sept 30	December 31	Sept 30
	2007	2006	2006
Loans in nonaccrual status	$2,115	$240	$247
Loans past due 90 days or more and accruing	190	1,929	—
Restructured loans	—	—	—
Total nonperforming loans	2,305	2,169	247
Other real estate owned	—	—	—
Total nonperforming assets	$2,305	$2,169	$247

Allowance for loan losses	$1,096	$1,026	$1,127

Asset quality ratios:
Non-performing assets to total assets	1.42%	1.37%	0.16%
Non-performing loans to total loans	1.88%	1.77%	0.21%
Allowance for loan losses to total loans	0.90%	0.84%	0.94%
Allowance for loan losses to total non-performing loans	48%	47%	456%

The $2.3 million of non-performing loans as of September 30, 2007, are supported by $166 thousand of SBA loan guarantees.

Potential Problem Loans

At September 30, 2007, the Bank had approximately $703 thousand of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. This represents a $147 thousand increase from the $556 thousand of potential problem loans at December 31, 2006. The $703 thousand of potential problem loans are supported by $454 thousand of SBA loan guarantees. Potential problem loans were identified through the ongoing loan review process. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of September 30, 2007, there can be no assurances that new problem loans will not develop in future periods. A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2007 totaled $1.096 million, an increase of $70 thousand, or 9.1% (annualized), from December 31, 2006. The ratio of ALLL to total loans at September 30, 2007, was 0.90%, up from 0.84% at December 31, 2006, and 0.89% at September 30, 2006. At September 30, 2007 and 2006, the ratio of ALLL to total non-performing loans was 48% and 456%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month and nine-month periods ended September 30, 2007 and 2006:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2007	2006	2007	2006
Balance at beginning of period	$1,027	$1,238	$1,026	$1,141
Provision for loan losses	80	—	80	100
Loans charged off	(14)	(115)	(14)	(119)
Recoveries of previous charge-offs	3	4	4	5
Net recoveries (charge-offs)	(11)	(111)	(10)	(114)
Balance at end of period	$1,096	$1,127	$1,096	$1,127

Allowance for loan losses as a percentage of:
Period end loans	0.90%	0.89%	0.90%	0.89%
Non-performing loans	48%	456%	48%	456%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.03%	0.38%	0.01%	0.13%
Provision for loan losses	0.25%	0.00%	0.08%	0.11%

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

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2007, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments. As of September 30, 2007, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors. This information is used to project, as realistically as possible, the probable loss. Management reviews this calculation monthly. In April 2004, the Bank established a specific loss reserve for this security of $154 thousand and placed the security in non-accrual status, with interest payments going to the reserve. In September 2004, the reserve was increased by $100 thousand. As of September 30, 2007, the book value of the security was $65 thousand ($327 thousand amortized cost less the loss reserve, which totals $262 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes. However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aaa or higher. The portfolio consists of a mixture of fixed-rate US agency securities (36%), floating-rate mortgage-backed securities (18%), fixed-rate mortgage-backed securities (24%), fixed-rate tax-exempt municipal securities (16%) and fixed-rate CMO’s (6%). None of the Bank’s municipal securities may be called before 2014. The average life of the portfolio is projected to be 4.7 years, with a duration of 3.7 years.

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $126.9 million as of September 30, 2007, as compared with $124.3 million at December 31, 2006, and $123.6 million at September 30, 2006.

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

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place all of their deposits at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million. The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,600 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet. As of September 30, 2007, the Bank had issued $1.6 million of certificates of deposit to local customers through the CDARS program.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates. At December 31, 2006 and September 30, 2007 the Bank had $12.6 million and $9.3 million in brokered deposits, respectively. Management expects that brokered deposits will continue to be used in 2007 and 2008 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”). Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of September 30, 2007, borrowings from the FHLB totaled $18.65 million, with a weighted average interest rate of 4.87%. Of the $18.65 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013. Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009 and, in the first quarter of 2005, $1.4 million was borrowed for three years to match-fund fixed rate loans maturing in 2008. During the second quarter of 2007, $6 million of short-term brokered deposits were replaced with $3 million of FHLB advances maturing in 2009 and another $3 million maturing in 2010. The remaining $5.75 million was borrowed to meet shorter-term funding needs and matures on various dates from October 2007 through December 2008.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2007, December 31, 2006, and September 30, 2006:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007:
Total Capital (to Risk-Weighted Assets)	$15,985	11.44%	$13,975	10.0%	$11,180	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,834	10.61%	$8,385	6.0%	$5,590	4.0%
Tier 1 Capital (to Average Assets)	$14,834	9.31%	$7,967	5.0%	$6,373	4.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,390	11.35%	$13,564	10.0%	$10,851	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,309	10.55%	$8,139	6.0%	$5,426	4.0%
Tier 1 Capital (to Average Assets)	$14,309	9.34%	$7,657	5.0%	$6,126	4.0%

As of September 30, 2006:
Total Capital (to Risk-Weighted Assets)	$15,365	11.56%	$13,296	10.0%	$10,637	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,183	10.67%	$7,978	6.0%	$5,318	4.0%
Tier 1 Capital (to Average Assets)	$14,183	9.56%	$7,421	5.0%	$5,937	4.0%

On June 13, 2007, the Company filed a registration statement on Form SB-2 (amended July 24, 2007) with respect to a best efforts offering of between 166,667 and 597,000 shares of its common stock at a price of $18.00 per share in a secondary public offering. The registration became effective on August 13, 2007. The Company plans to use the bulk of any proceeds of the offering as capital to support future growth of the Bank, particularly the new Hispanic Banking Division and planned expansion into Santa Maria in northern Santa Barbara county.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded. The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit. Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity. The Bank had $4.0 million in federal funds sold on September 30, 2007, and $5.5 million on September 30, 2006.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios. The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits (calculated using monthly average balances). For the month of September, 2007, the Bank’s liquidity ratio was 18.4% and the loans-to-deposits ratio was 96%.

The Bank also considers current and potential FHLB borrowings in assessing its liquidity position, as well as short-term, back-up lines of credit from correspondent banks. Potential FHLB borrowings as of September 2007 totaled $20.3 million and correspondent bank lines of credit total $11.5 million.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	September 30	December 31	September 30
	2007	2006	2006
Commitments to Extend Credit	$31,333	$35,375	$31,957
Standby Letters of Credit	662	213	215
	$31,995	$35,588	$32,172

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California, yet real estate values have declined slightly in 2006 and 2007. After several years of strong appreciation, residential and commercial sale activity has slowed in recent months. There can be no assurance that the economy will continue to be strong or that real estate values will return to pre-2006 levels in the short term. As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

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

None.

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (I)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (I)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (L)

Exhibit #
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 8-K filed on October 21, 2003
(F)	Amendment included in the Company’s Form 10-QSB filed on August 10, 2004
(G)	Included in the Company’s Form 8-K filed on January 19, 2005
(H)	Included in the Company’s Form 8-K filed on February 17, 2005
(I)	Included in the Company’s Form 8-K filed on June 13, 2007
(J)	Included in the Company’s Form 10-QSB filed on August 14, 2006
(K)	Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(L)	Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: November 8, 2007

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: November 8, 2007