Form 10KSB
period 2007-12-31
MISSION COMMUNITY BANCORP
filed 2008-03-28
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

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

Yes ☐ No ☒

Registrant’s revenue for this year ended December 31, 2007 was $13,015,912.

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity; as of March 1, 2008 such aggregate market value was $15,915,757.

As of March 1, 2008, the Registrant had 1,120,576 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No☒

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 9-12 and 14.

Forward Looking Statements

This Annual Report on Form 10-KSB includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-KSB the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank’s loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and increased volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vii) changes in technology or required investments in technology; (viii) credit quality deterioration which could cause an increase in the provision for loan losses; (ix) dividend restrictions; (x) the effects of the September 11, 2001 terrorist attacks and their aftermath; (xi) continued tensions in Iraq and elsewhere in the Middle East; and (xii) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise.

Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.

The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

PART I

Item 1.  Description of Business

BUSINESS DEVELOPMENT

The Company

Mission Community Bancorp (“Bancorp”) is a California corporation that was formed in September 2000 and acquired all of the outstanding shares of Mission Community Bank (the “Bank”) in a one-bank holding company reorganization effective December 15, 2000.  It is a registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Luis Obispo, California.  Bancorp’s principal business is to serve as a bank holding company for the Bank.  Bancorp and the Bank are collectively referred to herein as “the Company.”

As of December 31, 2007, the Company had approximately $158 million in total assets and $13 million in shareholders’ equity.

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

With its status as a CDFI, Bancorp completed the private placement of $500,000 in preferred stock during December 2000 with the CDFI Fund.  Bancorp also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund, which was funded in December 2002 in the form of preferred stock.  This was matched with a combination of preferred and common shares through an investment of $500,000 from the National Community Investment Fund (“NCIF”).  In 2007 the Bank received a $337,500 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2007 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  The Bank also received similar awards in 2004 and 2001 of $1,240,929 and $990,000, respectively.

In 2005 Bancorp received a $135,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its target market area.  Through December 31, 2006, the Company had incurred qualifying expenses totaling $100 thousand.  That portion of the grant was recognized in non-interest income in 2006.  An additional $33 thousand of qualifying expenditures was incurred in 2007.  Therefore, the Bank recognized $33 thousand of non-interest income related to this grant in 2007.

Mission Community Bank

The Bank is a California state-chartered bank headquartered in San Luis Obispo, California.  It is also a member of the Federal Reserve System.  Its deposits are insured by the FDIC up to the applicable limits of the law.  The Bank commenced operations at its main office in San Luis Obispo on December 18, 1997 and opened its first branch office in the city of Paso Robles in San Luis Obispo County in 1998 and a second branch office in Arroyo Grande in San Luis Obispo County in 2002.  The Bank also opened a loan production office, the Business Banking Center, in San Luis Obispo in January 2005.  The Business Banking Center is primarily engaged in originating and servicing SBA-guaranteed loans.  In 2008 the Bank intends to open a new branch office in Santa Maria, in Northern Santa Barbara county.

The Bank is a community bank engaged in the general commercial banking business in the  Central Coast of California.  It offers a variety of deposit and loan products to individuals and small businesses and a specialization in community development financial services and SBA loans.  Through its community development activities, the Bank seeks to provide financial support and services by promoting community development and economic vitality.

At December 31, 2007, the Bank had approximately $157.8 million in assets, $126.4 million in loans, $112.4 million in deposits, and $15.3 million in stockholders’ equity. The Bank does not offer trust services or international banking services and does not plan to do so in the near future.

The Bank is also certified by the State of California Department of Insurance to accept deposits or investments under the California Organized Investment Network (the “COIN”).  The COIN program provides California tax credits and/or CRA credit to individuals, corporations, or partnerships that invest at below market rates for specified terms.  In addition, the Bank has obtained preferred lender status with the Small Business Administration which generally allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA.

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

At December 31, 2007, MCDC had approximately $204,000 in net loans and $316,000 in shareholder’s equity, and provided loan accounting services for a very small pool of community development micro loans which were funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing within the county.

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-KSB.  MCSC’s primary focus is to provide technical assistance and training services to the community, including small business, minority and low-income entrepreneurs.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  Over the four-year period ended December 31, 2007, Bancorp has provided approximately $450 thousand in cash contributions to MCSC.

In 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  While MCSC has not engaged in any direct lending, it intends to provide some lending in the near future.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

The “Mission” Group

Bancorp, the Bank and its subsidiary MCDC, and MCSC form an organizational structure intended to provide traditional community bank financial services and to foster economic revitalization and community development to its target market areas.

Recent Developments

On February 14, 2008 the Bancorp closed its secondary public offering of its common stock which was sold on a best efforts basis.  Bancorp sold an aggregate of 410,644 shares of its common stock in the offering at a purchase price of $18.00 per share, raising gross proceeds of approximately $7.4 million.

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

The areas in which the Bank has directed virtually all of its lending activities are commercial loans (including government-guaranteed loans), agricultural loans, construction loans, real estate loans, and consumer loans.  As of December 31, 2007, these five categories accounted for approximately 23.1%, 0.1%, 17.8%, 57.0%, and 2.0% respectively, of the Bank’s gross loan portfolio.  As of that date, $94.5 million, or 74.8%, of the Bank’s loans consisted of interim construction and real estate loans, for single family residences or for commercial development.  This represents a decrease in construction and real estate loans from the prior year’s combined 80.0%.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $54.8 million, or 43.4% of total loans.  See Loan Concentrations in Management’s Discussion and Analysis under Item 6 of Part II of this report.

As of December 31, 2007, the Bank had 4,207 deposit accounts, including 2,393 demand accounts totaling $34.4 million; 1,180 savings accounts with balances totaling $21.4 million; and 634 time certificates of deposit totaling $56.6 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold, gain on sale of loans, grants and awards, and service charges on deposit accounts.  For the year ended December 31, 2007, these sources comprised 82.7%, 7.7%, 2.4%, 2.7%,and 2.2%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo County and northern Santa Barbara County, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, and Fresno.

The Bank operates out of three full service offices (in the cities of San Luis Obispo, Paso Robles and Arroyo Grande) plus a loan production office and an administrative facility, which are both located in the city of San Luis Obispo.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.  Physical expansion into the neighboring counties would most likely come from acquisitions or in the form of loan production offices although there are no immediate plans for acquisitions or loan production offices other than our proposed Santa Maria branch office.

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

In 2006 and 2007, the Bank extended its use of Internet technology as a distribution tool to improve its customer service by making available an enhanced Internet Banking and bill-pay product, as well as ACH origination.

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo County participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their deposits at the Bank and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,800 banks with other network banks (in increments of less than the $100 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  While the Bank continues to focus on its local market areas, its participation in the CDARS program permits it to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits are considered to be brokered deposits.  When the Bank has excess funds, the CDARS program enables the Bank to place those funds in CD’s with CDARS network banks (known as the “One-Way Sell” program), which generally results in a higher yield than if those funds were invested in Federal Funds.  Management expects that brokered deposits will be used from time to time in the future as an alternative source of funding loan growth.  The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

Status of and Publicly Announced New Products or Services

The Bank participated in a 3-year project (2002-2005) sponsored by NCIF to explore and develop a profitable range of retail financial products and services to low income and unbanked customers (“low income customers”).  NCIF underwrote a majority of the costs associated with this project.  The project involved developing replicable and profitable business models for both particular products and services targeted at low income customers, and coordinated suites of products that can meet a range of needs.  Product and service specifications, target market, cross selling and profitability data were tracked over a two- to three-year time horizon and suites of products were developed that meet household financial and asset building needs while being profitable for financial institutions.

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

The Bank has created a new division at Mission Community Bank: the “Hispanic Banking Division,” staffed with employees who are bilingual in English and Spanish.  The new division is dedicated to working closely in the Hispanic communities we serve, and in the communities we intend to serve in the future, including Santa Maria.  The division will offer specifically designed deposit and loan products and services benefiting the Hispanic community.

In 2007 the Bank received notification from the Bank Enterprise Award program of the Department of the Treasury that it would be receiving a $337,500 grant under that program, based on lending activity the bank commenced in 2006.  Most of the award—$326 thousand—was recognized in non-interest income in 2007.  The remaining $11,500 of the award is contingent upon lending activity which had not occurred as of December 31, 2007.

The Company applied to the CDFI in 2004 for a technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its market area, and received a grant of $134,935 in 2005.  During 2006 the Bank incurred approximately $100,000 in qualifying expenses under this grant.  Accordingly, the Bank recognized $100,000 of the grant as non-interest income in 2006.  An additional $33 thousand of qualifying expenditures was incurred in 2007.  Therefore, the Bank recognized $33 thousand of non-interest income related to this grant in 2007.

Competition

The banking and financial services business in the Bank’s market area is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, and changes in technology and product delivery systems.  In order to compete with other financial institutions in its service area, the Bank relies upon local advertising programs; direct personal contact by officers, directors, employees, and shareholders; and specialized services such as courier pick-up and remote deposit capture.  The Bank emphasizes to its customers the advantages of dealing with a locally owned and community development oriented institution. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns in addition to expanded products like trust services, international banking, discount brokerage and insurance services that the Bank does not offer.  As a service to its customers, the Bank has made arrangements with other financial service providers to extend such services to its customers where possible.  For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank makes use of loan participations with its correspondent banks and with other independent banks, retaining the portion of such loans which is within its legal lending limits.  Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds.  For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits.

The Bank utilizes technology to improve its competitive advantages by use of ATMs, Internet Banking, ACH origination, electronic bill pay, email, remote deposit capture and credit card and merchant card relationships.

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

Within San Luis Obispo County, based on data from the FDIC as of June 30, 2007, there were 15 banks with 76 branches with aggregate deposits of $4.6 billion.  Of the 15 banks, 7 were community banks (banks with less than $1 billion in assets), with 6 of these banks headquartered in San Luis Obispo County and one headquartered in northern Santa Barbara County.  In northern Santa Barbara County there were 17 banks with 49 branch offices having an aggregate of $2.6 billion in deposits.  Six of those banks are community banks with two headquartered in northern Santa Barbara County and two headquartered in San Luis Obispo County.  There were also five credit unions operating in San Luis Obispo and northern Santa Barbara Counties.  Four of those credit unions are headquartered in the Bank’s target market area.

No Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one individual borrower (in the aggregate).  It has in its portfolio approximately 700 loans to nearly 500 loan customers.  As of December 31, 2007, the Bank’s legal lending limit to a single borrower, and such borrower’s related parties, was approximately $4.1 million on a secured basis (first trust deed), and was $2.5 million for unsecured loans, based on regulatory capital plus reserves of approximately $16.4 million.

A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.  The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 253 deposit accounts holding $64.5 million in deposits as of December 31, 2007.  Included in those totals are ten customers with deposits of $1 million or more totaling $23.0 million.  These deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.

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

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2007 and December 31, 2006, the Bank’s Total Risk-Based Capital Ratio was 11.7% and 11.3%, respectively, and its Tier 1 Risk-Based Capital Ratio was 10.9% and 10.5%, respectively.

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

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant.  As of December 31, 2007 and December 31, 2006, the Bank’s Leverage Capital Ratio was 9.5% and 9.3%, respectively.

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

We were not assessed any Deposit Insurance Fund or Bank Insurance Fund premiums in 2005 or 2006.  In November 2006 the FDIC adopted a new risk-based insurance assessment system effective January 1, 2007 designed to tie what banks pay for deposit insurance more closely to the risks they pose.  The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the Deposit Insurance Fund and set initial premiums beginning January 1, 2007, that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category.  As of December 31, 2007, the Bank’s most recent assessment rate (based on deposits as of September 30, 2007) was 6.19 cents per $100 of domestic deposits.

In addition, all Federal Deposit Insurance Corporation-insured institutions are required to pay assessments to the Federal Deposit Insurance Corporation at an annual rate of approximately 0.0114% of insured deposits to fund interest payments on bonds issued by the Financing Corporation to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation.  These assessments will continue until the Financing Corporation bonds mature in 2017.

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

Privacy and Data Security

The Gramm-Leach-Bliley Act which became effective in 2000 imposed new requirements on financial institutions with respect to consumer privacy.  The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information.  Bancorp and Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act.  Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions.  Together, these laws and regulations include provisions that:

•                                          govern disclosures of credit terms to consumer borrowers;

•                                          require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•                                          prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•                                          govern the use and provision of information to credit reporting agencies; and

•                                          govern the manner in which consumer debts may be collected by collection agencies.

Mission Community Bank’s deposit operations are also subject to laws and regulations that:

•                                          impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•                                          govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more then 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

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

•                                          a requirement that the company’s independent accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting

(this requirement is currently proposed to become effective for companies like the Company, which is not an accelerated SEC filer, for our first fiscal year ending on or after December 15, 2009);

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

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the Guidance).  The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•                                          The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade.  However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•                                          The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies.  For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties.  The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•                                          The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development.  Therefore, the Guidance is not intended to limit banks’ CRE lending.  Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•                                          The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions.  However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•                                          Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•                                          As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk.  An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans.  The Company and its board of directors have discussed the Guidance and believe that Mission Community Bank’s  underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance. See Loan Concentrations in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of Part II of this report.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL.  The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.  The revised statement extends the applicability of the policy to credit unions.  Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•                                          The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•                                          Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL.  An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•                                          The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company believes that its ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company.  The Company also believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

Employees

As of March 1, 2008 the Bank had a total of 57 employees.  Neither Bancorp nor MCDC have salaried employees; Bancorp’s officers all hold similar positions at the Bank.  The Bank, under inter-company arrangements, may charge Bancorp and/or MCDC for management, staff, and services.  For 2007, the Bank charged Bancorp a total of $132,000 for services performed on its behalf by Bank employees.

Certain Business Risks

In addition to other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition and operations results could be adversely affected

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to downturns in the California real estate market and other variables impacting the value of real estate

A substantial portion of the Bank’s assets consist of construction and real estate loans which are generally secured by real estate in the Central Coast of California.  At December 31, 2007, approximately $95 million or 75% of the Bank’s loans were construction and real estate loans, and at December 31, 2006, approximately $98 million or 80% of its loans were construction and real estate loans. A real estate recession in the Central Coast of California could increase the level of non-performing assets and adversely affect results of operations. In recent years, real estate prices in the Central Coast of California rose precipitously; however, this real estate market ended in 2006 with declining prices and a slower sales pace.  If real estate prices were to fall significantly in the Central Coast of California, the security for many real estate secured loans could be reduced and the Bank could incur losses if borrowers of real estate secured loans default, and the value of the collateral is insufficient to cover losses.   In addition, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as “El Nino.”  The availability of insurance for losses from such catastrophes is limited.  The occurrence of one or more of such catastrophes could impair the value of the collateral for our real estate secured loans and adversely affect us.

If a significant number of customers fail to perform under their loans, the Company’s business, profitability, and financial condition would be adversely affected

As a lender, the largest risk is the possibility that a significant number of our client borrowers will fail to pay their loans when due.  If borrower defaults cause losses in excess of the allowance for loan losses, it could have an adverse effect on the Bank’s business, profitability, and financial condition.  An evaluation process designed to determine the adequacy of the allowance for loan losses has been developed.  Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent upon experience and judgment.  Although management believes that the allowance for loan losses is at a level adequate to absorb any inherent losses in the loan portfolio, there is no assurance that there will be no further increase to the allowance for loan losses or that the regulators will not require an increase to this allowance.

The Bank’s earnings are subject to interest rate risks, especially if rates fall

A major portion of the Bank’s net income comes from the interest rate spread, which is the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in the investment portfolio.  Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment.  Fluctuations in interest rates affect the demand of customers for products and services.  The Bank is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis from interest-earning assets.  Given the current volume and mix of interest-bearing liabilities and interest earning assets, the interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining, i.e., the Bank is “asset sensitive.”  Although management believes our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the interest rate spread.  Any material decline in the interest rate spread would have a material adverse effect on the Bank’s business and profitability.

The Bank has specific risks association with Small Business Administration Loans

The Bank originated $7.1 million and $3.5 million in SBA loans in 2007 and 2006, respectively, and intends to increase its SBA loan origination in the future.  The Bank recognized $307,000 and $264,000, respectively, in 2007 and 2006 in gains recognized on secondary market sales of SBA loans.  The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans.  The federal government presently guarantees 75% to 85% of the principal amount of each qualifying SBA loan.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level.  Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA.  It is also possible that the federal government could reduce the amount of loans that it guarantees.  We believe that the SBA loan portfolio does not involve more than a normal risk of collectibility.  However, since the Bank has sold some of the guaranteed portions of the SBA loan portfolio, it incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Bank shares pro rata with the SBA in any recoveries.

In addition, we are dependent on the expertise of the personnel in our SBA loan department in order to originate and service SBA loans.  If we are unable to retain qualified employees in our SBA Department in the future, our income from the origination, sale and servicing of SBA loans could be substantially reduced. Further, in 2006, as rates on SBA loans continued to climb, a significant portion of SBA borrowers prepaid their loans, substantially reducing the servicing income we receive on these loans.  If similar climbs in interest rates were to occur again, our income from servicing SBA loans could be substantially reduced.

If we are not successful in carrying out the new aspects of our business plan our profitability will be adversely affected.

We have recently implemented a strategy to grow our general commercial banking activities and have implemented new initiatives in this regard, including increased emphasis on our business banking and business development activities, the creation of a new Hispanic Banking Division and the expansion of our physical presence into northern Santa Barbara County through a planned new branch office to be located in the city of Santa Maria.  If we are not successful in implementing any or all of these new aspects of our business plan, this would have a negative impact on our earnings.

If the Company or the Bank were to lose its status as a Community Development Financial Institution, its ability to carry out a significant portion of its business plan would be adversely affected

A portion of our business is augmented by our status as a Community Development Financial Institution. That status increases the potential for receiving grants and awards that, in turn, enable us to increase the level of community development financial services that we provide in the communities we serve and to provide CRA credit for deposits and investments.  In order to maintain our status as a certified Community Development Financial Institution 60% of our business must meet Community Development Financial Institutions Fund requirements.  As our business has continued to expand, the proportion of our business which meets Community Development Financial Institutions Fund requirements has decreased, causing us to affirmatively expand our business into areas which will afford us an opportunity to provide more community development activities, such as our proposed expansion to the city of Santa Maria in northern Santa Barbara county, and our new Hispanic Banking Division.  In 2007, 62% of the number of loans we made, and 61% of the dollar amount of the loans we made, were in compliance with the Community Development Financial Institution Fund requirements.  If we are unsuccessful in expanding our community development activities, and if we are ultimately unable to maintain a sufficient portion of our business in Community Development Financial Institutions Fund qualifying business, we could lose our status as a Community Development Financial Institution as well as the benefits that go with that status.  Mission Community Bank is a community development bank which seeks to provide financial support and services by promoting community development and economic vitality.  Most community development banks are located in urban areas, with very few exclusively community-development banks in rural areas.  A significant portion of San Luis Obispo County is rural.  Because of our market area, we may have difficulty locating the types of community development projects that would likely attract awards and grants that might be conferred to other financial institutions in urban areas.  In addition, grants and awards that we have received in the past with respect to our community development activities have strengthened our capital position and increased our profitability.  The Community Development Financial Institutions Fund and other similar programs are an important source of capital for community development banks such as us.    Although we intend to continue to apply for community development related grants awards in the future, there can be no assurance that we will receive any future grants or awards.  Further, funding for these grant and award programs has diminished in the last several years making it less likely that we will be the beneficiary of any grants and awards.

The availability of government grants and awards to community development financial institutions has declined in recent years, and there can be no assurance that the Company and the Bank will receive any grants or awards in the future

Grants and awards that we have received in the past with respect to our community development activities have strengthened our capital position and increased our profitability.  The Community Development Financial Institutions Fund and other similar programs are an important source of capital for community development banks such as us.  In 2007 the Bank received a $337,500 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2007 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  In 2004 and 2001 the Bank received similar BEA awards totaling $1,240,929 and $990,000, respectively.  The Company received a technical assistance grant of $134,935 in 2005 to help offset any costs associated with providing services to the un- and under-banked in our market areas.  Although we intend to continue to apply for community development related grants awards in the future, there can be no assurance that we will receive any future grants or awards.  Further, funding for these grant and award programs has trended down over the last several years, making it less likely that we will be the beneficiary of any grants and awards.  For example, the CDFI Fund of the U.S. Department of the Treasury has seen a significant fluctuation in appropriations, from $118 million in the 2001 fiscal year to $55 million in 2007 and $94 million in 2008.  The portion of those budgets designated for BEA awards has likewise fluctuated from $48 million in 2001 to $13 million in 2007 and $21 million in 2008.  The President’s initial budget request for fiscal 2009 contains only $29 million in total appropriations for the CDFI Fund, and no provision for BEA awards.

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

Increased construction costs or construction delays on two new proposed facilities could hurt our profitability

We are currently engaged in the design stage of a project for a new headquarters in San Luis Obispo.  We are also in the planning stage for tenant improvements to a new branch office in Santa Maria in northern Santa Barbara County.  Further, we are planning to replace our existing branch office in Paso Robles on a piece of property we own in Paso Robles.  Although we will budget for the costs of these two projects, and intend to obtain responsible contractors to construct these two new premises should any of these projects proceed to fruition, there can be no assurance that these construction projects will be completed for their budgeted amounts or in any anticipated time frame.  Construction projects often substantially exceed initial estimates of costs, and extend well past estimated completion dates.  Any significant increase in construction costs or any extensive delay in the estimated completion dates of these projects would cause us to incur additional expenses for which we have not budgeted, and would decrease our profitability.  Construction projects often substantially exceed initial estimates of costs, and extend well past estimated completion dates.

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

If the Bank fails to retain its key employees, its growth and profitability could be adversely affected

Our future success depends in large part upon the continuing contributions of our key management personnel.  If we lose the services of one or more key employees within a short period of time, we could be adversely affected.  Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel.  Competition for such employees among financial institutions in California is intense.  Due to the lack of an experienced candidate pool in the San Luis Obispo area for the types of personnel we need to operate the Bank, we may be unable to quickly recruit new candidates to fill the positions of key personnel which we are unable to retain.  Qualified employees demand competitive salaries which we may not be able to offer.  Prior to the retention of our current Chief Financial Officer in

January 2005, it took us approximately six months to fill the position of Chief Financial Officer when our previous Chief Financial Officer left to pursue other employment.  In addition, in 2006 we had to go several months before filling the key position of Senior Vice President in our Government Lending Department, which significantly impacted the originations of our SBA loans.  Any inability to attract and retain additional key personnel in the future could adversely affect us.  We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future.  However, we have entered into an employment agreement with Anita Robinson, the Company’s President and Chief Executive Officer, which continues until December 31, 2012, and an employment agreement with Brooks W. Wise, the Bank’s President, which continues until December 31, 2009.

The Company may be unable to manage future growth

We may encounter problems in managing our future planned growth.  We currently intend to open an additional “de novo” branch in Santa Maria, California, and have identified a location for this new facility.  We may open other branches and loan production offices in the future.  In addition, we intend to investigate opportunities to invest in other financial institutions that would complement our existing business, as such opportunities may arise.  No assurance can be provided, however, that we will be able to identify additional locations to open additional branches or to identify a suitable acquisition target or consummate any such acquisition.  Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs.  Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

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

Item 2.  Description of Property

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s main office is located.  For its administration offices, the Bank has been leasing approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of approximately $6,000 per month.  The lease expires on June 30, 2011.  The administration office is located next to the Bank’s main office.

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

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank is currently planning to build a new branch office to replace our existing branch office in Paso Robles.  An adjacent parcel was purchased in 2006.  No agreement to build has been entered into to date.

In September 2006, the Bank entered into a 50-year ground lease for property at South Higuera Street and Prado Road in San Luis Obispo, California, where the Bank intended to build a full-service branch and administrative office. The lease provided for rentals of $7,000 per month.  The terms of the lease gave the Bank early termination rights through September 30, 2007, which the Bank chose to exercise in July 2007.  In October 2007, the Bank executed a 15-year build-to-suit lease for the South Higuera Street and Prado Road property.  Currently the lease provides for tentative lease payments of $36,708 per month, subject to the final size of the yet-to-be-constructed building, and beginning on or about October 1, 2009.

In March 2008, the Bank entered into a 5-year lease for an office building at 1670 South Broadway in Santa Maria, California, where the Bank intends to open a full-service branch office.  The initial rental cost is $8,679 per month.  The lease provides for two 5-year renewal options and an option to purchase the property for a specified amount during the last two months of 2010.

For the years ended December 31, 2007 and 2006, the Bank’s total occupancy costs were approximately $546,000 and $467,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note D to the Consolidated Financial Statements contains additional information about properties.

Bancorp is restricted by the bank holding company regulations in its power to hold real estate property for investment.  The Company does not currently invest in real estate, other than for purposes of operations and mortgage interests in real estate securing loans made by the Bank in the ordinary course of business, and has no plans to do so in the future.

Item 3.  Legal Proceedings

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Bank is a party, Management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Company.

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder is a party, and none of the above persons has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

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

		Bid Prices
		Low	High
2006	1st Quarter	23.50	28.25
	2nd Quarter	25.00	27.05
	3rd Quarter	24.50	26.75
	4th Quarter	22.50	26.75
2007	1st Quarter	22.20	23.00
	2nd Quarter	18.50	22.20
	3rd Quarter	16.05	18.50
	4th Quarter	15.75	18.00

Holders

As of March 1, 2008, there were 366 holders of record of Bancorp’s Common Stock.

Dividends

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available therefore, subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets  must equal at least 1.25 times its current liabilities. The Company was eligible to pay dividends at the end of 2006 and 2007.

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

Under these provisions and considering minimum regulatory capital requirements, the Bank was eligible to pay dividends in 2006 and 2007.

On November 28, 2006, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 8, 2006. The dividend was paid on December 18, 2006. Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $94,908.

On November 26, 2007, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 7, 2007. The dividend was paid on December 17, 2007. Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $96,688.

In December 2006 the Bank paid a $300,283 dividend to Bancorp, in August 2007 the Bank paid a $198,187 dividend, and in December 2007 the Bank paid a $102,096 dividend to Bancorp.

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

Equity Compensation Plans

The following table shows, as of December 31, 2007, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plan, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	80,900	$13.42	10,534

Equity compensation plans not approved by security holders	—	—	—

Total	80,900	$13.42	10,534

See Note I to the consolidated financial statements for a discussion of the Company’s Stock Option Plan.

Purchases of equity securities by Bancorp and affiliated purchasers

On August 10, 2007, in a privately negotiated transaction, Mission Community Bancorp (“Mission”) purchased 29,400 shares of its common stock held by Fannie Mae, at a per share price of $15.62 for a total purchase price of $459,228. Other than this one transaction, neither Bancorp nor any affiliate of Bancorp has repurchased any of its common or preferred stock during the period covered by this report, and no stock repurchase plan has been adopted.

Report of Offering of Securities and Use of Proceeds Therefrom

A registration statement with respect to a secondary public offering of securities by Bancorp became effective on August 13, 2007. The offering was a best efforts offering to sell an aggregate of between 166,667 and 597,000 shares of the Bancorp’s authorized but unissued common stock at a price of $18.00 per share. Seapower Carpenter Capital, Inc., dba Carpenter & Company acted as Bancorp’s placement agent in the offering. The offering closed on February 14, 2008 with the sale of 410,644 shares for total gross proceeds to the Company of approximately $7.4 million. As of the end of the period covered by this report, the Company had not received any proceeds from the offering.

Item 6. Management’s Discussion and Analysis

Executive Summary

During 2007 and 2006, the Company experienced relatively level years in both growth and earnings. At December 31, 2007, the Company had total consolidated assets of $158.3 million, a 0.1% increase from December 31, 2006. Total net loans increased 2.9%, to $125.3 million, over that same period. Deposits decreased 9.5%, to $112.4 million, while shareholders’ equity increased 8.1%, to $13.1 million, over the past year.

The Company’s net income was $765 thousand, or $0.91 per diluted share, for the year ended December 31, 2007. This compares with $870 thousand, or $1.02 per diluted share, in 2006.

The following are the major factors impacting the Company’s results of operations and financial condition in the past year.

•                  A decrease in the net interest margin. The net interest margin for 2007 was 4.51%, down 42 basis points from 2006. The Bank is asset sensitive (see the Asset and Liability Management section of this discussion) and benefited from the steady increase in short-term interest rates in 2004 and 2005. Short-term rates leveled off in 2006 and began to decline in 2007. At the same time, the Bank experienced increasing pressure on the margin due to competition for deposits in the local market. Overall, the Bank expects that pressure to continue in 2008, as short-term rates are expected to continue to decline.

•                  An increase in the volume of SBA loans originated, sold, serviced and brokered. SBA loans originated for sale doubled in 2007 as compared to 2006, and loans sold in 2007 increased 36%. Non-interest income related to SBA loans sold, serviced and brokered increased $340 thousand, or 189%, from 2006 to 2007.

•                  More awards for our community development activities. In 2007 the Bank recognized $326 thousand of a $337,500 award from the Bank Enterprise Award program of the Department of the Treasury. The award was based on lending activity the bank commenced in 2006. The remaining $11,500 of the award is contingent upon lending activity which had not occurred as of December 31, 2007.

•                  Credit quality remained excellent in 2007, although non-performing loans remained above $2 million. Net charge-offs totaled only $26 thousand (0.02% of average loans) for the year.

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

Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the two years ended December 31, 2007 and 2006. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-KSB. This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,
In thousands, except share and per share data	2007	2006
Interest income	$11,759	$11,354
Interest expense	5,129	4,441
Net interest income	6,630	6,913
Provision for loan losses	150	—
Non-interest income	1,257	635
Non-interest expense	6,594	6,139
Income before income taxes	1,143	1,409
Income taxes	378	539
Net income	$765	$870
Net income allocable to preferred stock	$115	$133

Balance Sheet Data at End of Year
Assets	$158,329	$158,169
Earning assets	149,439	148,146
Total loans	126,429	122,799
Deposits	112,433	124,281
Total shareholders’ equity	13,138	12,153
Preferred equity	1,955	1,845
Common equity	11,183	10,308
Number of common shares outstanding	689,232	673,399
Average Balance Sheet Data
Assets	$157,869	$150,899
Earning assets	148,197	140,894
Loans	125,691	118,303
Deposits	121,480	121,038
Shareholders’ equity	12,610	11,555
Per Share Data
Basic earnings per share	$0.96	$1.10
Diluted earnings per share	0.91	1.02
Average number of common shares outstanding - basic	679,144	667,810
Average number of common shares outstanding - diluted	713,152	720,701
Book value per common share	$16.23	$15.31
Cash dividends declared	0.12	0.12
Performance Ratios
Return on average assets	0.48%	0.58%
Return on average shareholders’ equity	6.07%	7.53%
Average equity to average assets	7.99%	7.66%
Efficiency ratio	83.61%	81.33%
Leverage ratio	10.03%	9.98%
Net interest margin	4.51%	4.93%
Non-interest revenue to total revenue	15.94%	8.41%
Asset Quality
Non-performing assets	$2,056	$2,169
Allowance for loan losses	1,150	1,026
Net charge-offs (recoveries)	26	115
Non-performing assets to total assets	1.30%	1.37%
Allowance for loan losses to loans	0.91%	0.84%
Net charge-offs to average loans	0.02%	0.10%

Basis of Presentation

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2007 and 2006. This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

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

MCDC provides financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others. MCDC currently has one small community development loan outstanding and provides loan servicing for the San Luis Obispo County Economic Vitality Corporation. MCDC also services the San Simeon Earthquake Recovery Loan Fund (the “Earthquake Fund”), a loan pool funded by the Bank and other local banks. The Earthquake Fund is structured to provide low cost financing to individuals and businesses in San Luis Obispo and northern Santa Barbara counties which experienced severe damage in the December 22, 2003, San Simeon Earthquake. As of December 31, 2007, the Earthquake Fund had $27,000 in loans outstanding and $404,000 available to lend. Unless the stated purpose of the Earthquake Fund is changed in the future, it is unlikely that the remainder of the Earthquake Fund will be used; no loans have been funded since October 2004. The consortium is looking at alternative community development uses for the loan pool. MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing. As of December 31, 2007, the Housing Trust Fund had $1,505,000 in loans outstanding.

MCSC provides technical assistance services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs, and provides technical assistance to applicants for the Earthquake Fund. During 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide. While MCSC has not engaged in any direct lending, it intends to provide some lending in the near future. As of December 31, 2007, the Bank has had limited direct benefit from its association with MCSC. See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

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

Net Interest Analysis

(Dollars in thousands)

	For the Years Ended
	December 31, 2007			December 31, 2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income	$125,691	$10,764	8.56%	$118,303	$10,386	8.78%
Investment securities	16,071	699	4.64%	16,470	685	4.32%
Federal funds sold	2,814	140	4.98%	4,283	211	4.93%
Other interest income	3,621	156	4.32%	1,838	72	3.91%
Total interest-earning assets / interest income	148,197	11,759	7.97%	140,894	11,354	8.08%
Non-interest-earning assets:
Allowance for loan losses	(1,051)			(1,181)
Cash and due from banks	2,511			2,930
Premises and equipment	3,648			3,639
Other assets	4,564			4,607
Total assets	$157,869			$150,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$13,611	421	3.09%	$6,747	121	1.80%
Savings deposits	22,988	575	2.50%	30,559	899	2.94%
Certificates of deposit	60,893	2,931	4.81%	57,701	2,541	4.40%
Total interest-bearing deposits	97,492	3,927	4.03%	95,007	3,561	3.75%
Federal funds purchased	4	—	6.34%	—	—	—
Federal Home Loan Bank advances	19,383	925	4.77%	13,904	609	4.38%
Subordinated debt	3,093	277	8.95%	3,093	271	8.76%
Total borrowed funds	22,480	1,202	5.35%	16,997	880	5.17%
Total interest-bearing liabilities / interest expense	119,972	5,129	4.28%	112,004	4,441	3.97%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,988			26,031
Other liabilities	1,299			1,299
Total liabilities	145,259			139,334
Shareholders’ equity	12,610			11,555
Total liabilities and shareholders’ equity	$157,869			$150,889
Net interest-rate spread			3.69%			4.11%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.82%			0.82%
Net interest income / margin on earning assets		$6,630	4.51%		$6,913	4.93%

Non-accrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded. Yields on tax-exempt municipal securities (included with investment securities) have been adjusted to their fully-taxable equivalents.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume. Average interest-earning assets grew by $7.3 million in 2007 over 2006, primarily driven by loan volume—the most profitable component of interest-earning assets. Interest-bearing liabilities increased $8.0 million over the past year. Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate. The average yield on interest-earning assets decreased by 11 basis points (0.11%) in 2007, while the average rate paid on interest-bearing liabilities increased by 31 basis points, causing pressure on the net interest margin. As a result, the net interest margin decreased 42 basis points in 2007, from 4.93% to 4.51%.

The Bank is asset sensitive (see the Asset and Liability Management section of this discussion) and benefited from the steady increase in short-term interest rates in 2004 and 2005. Short-term rates leveled off in 2006 and began to decline in 2007. At the same time, the Bank experienced increasing pressure on the margin due to competition for deposits in the local market. Overall, the Bank expects that pressure to continue in 2008, as rates short-term rates are expected to continue to decline.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis

(In thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Compared to 2006			Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	in interest income and expense			in interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$637	$(259)	$378	$836	$925	$1,761
Investment securities	(16)	30	14	7	53	60
Federal funds sold	(73)	2	(71)	(5)	79	74
Other interest income	76	8	84	4	20	24
Total increase in interest income	624	(219)	405	842	1,077	1,919

Interest-bearing liabilities:
Transaction accounts	176	124	300	27	37	64
Savings deposits	(202)	(122)	(324)	(218)	301	83
Certificates of deposit	145	245	390	360	816	1,176
Total interest-bearing deposits	119	247	366	169	1,154	1,323
Federal funds purchased	—	—	—	(3)	—	(3)
FHLB advances	257	59	316	141	46	187
Subordinated debt	—	6	6	—	55	55
Total borrowed funds	257	65	322	138	101	239
Total increase in interest expense	376	312	688	307	1,255	1,562
Increase in net interest income	$248	$(531)	$(283)	$535	$(178)	$357

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination of the appropriate level for the allowance is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio. The provision for loan losses is charged to earnings and totaled $150,000 for 2007. Based on management’s analysis of the allowance for loan losses as of December 31, 2006, no additional provision was required in 2006, as management judged the allowance to be adequate to absorb currently identified potential losses as well as any likely future losses.

See Allowance for Loan Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan losses.

Non-interest Income

Non-interest income increased $622 thousand in 2007 as compared to 2006, due to increased SBA loan origination, sale, broker and servicing activity, as well as increased grants and awards related to the Bank’s community development activity.

The Bank derives a material portion of its non-interest income from the sale of SBA guaranteed loans. Gain on sale of SBA loans increased $44,000 in 2007 as compared to 2006, after declining $81 thousand in 2006. In addition, the Bank has been able to broker certain SBA loans to other banks, resulting in fee income even though the Bank does not originate the loan. Brokered loan fees increased $112 thousand in 2007 as compared to 2006.

Loan servicing fees increased $184 thousand in 2007, as the early loan payoffs experienced in 2006 subsided. A number of SBA loans in the Bank’s servicing portfolio paid off early in 2006, primarily because of rising interest rates in 2005 and 2006. When these loans were paid off the Bank had to accelerate the amortization of the portion of the loan servicing asset related to those loans, reducing servicing fee income in 2006. Loan servicing fees (net of amortization) decreased $134 thousand in 2006 as compared to 2005.

In 2007 the Bank received notification from the Bank Enterprise Award program of the Department of the Treasury that it would be receiving a $337,500 grant under that program, based on lending activity the bank commenced in 2006. Most of the award—$326 thousand—was recognized in non-interest income in 2007. The remaining $11,500 of the award is contingent upon lending activity which had not occurred as of December 31, 2007.

In 2005 the Company received a $135,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its target market area. In 2006, the Company incurred qualifying expenses totaling $100 thousand. That portion of the grant was recognized in non-interest income in 2006. Another $34 thousand was recognized in income in 2007, as additional qualifying expenses or purchases were incurred. The Bank and the Company expect to continue to apply for grants and awards, but no assurance can be given that any future BEA grants or awards will be received.

Non-interest Expense

Non-interest expense increased in 2007 by $454 thousand, or 7%.

Non-interest expenses that had material changes from 2006 to 2007 were:

•                  Salary and benefits increased by $186 thousand, or 5%. Salaries increased $356 thousand, due to normal salary increases as well as new officers hired during the year. Employee benefit costs for incentive plans and company contributions to the 401(k) plan decreased $27 thousand from 2006 to 2007. Group health and workers’ compensation insurance premiums also decreased ($35 thousand decrease) in 2007. Loan origination costs deferred under SFAS No. 91 increased $176 thousand in 2007, due to increased loan production and overall increases in the costs of originating loans. These deferred costs further reduced our salaries and benefit expense in 2007, but will be amortized against interest income on loans over the life of the related loans.

•                  Occupancy expense increased by $80 thousand, or 17%, due primarily to the cost of the land lease for the South Higuera property in San Luis Obispo. That lease was terminated in July 2007.

•                  Data processing expenses increased by $31 thousand, or 7%, due to the Bank’s expanded use of functions available in its core processing system, as well the implementation of new internet-based technologies, such as remote deposit capture, which the Bank markets under the name, Mission Remote DepositSM.

•                  Professional fees were up $86 thousand, or 49%, in 2007, as a result of an accelerated schedule of internal audits and consulting fees related to the Mission Remote DepositSM implementation.

•                  Insurance and regulatory assessments increased $53 thousand, or 35%, primarily due to FDIC insurance premiums, which were reinstated throughout the U.S. banking industry in 2007 after several years of minimal premiums.

Income Taxes

The Company’s combined federal and state effective income tax rate was 33.1% in 2007 and 38.3% in 2006. The decrease in the effective rate from 2006 to 2007 was primarily due to increased tax-free income from municipal securities and loans.

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

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition

	December 31, 2007			December 31, 2006
		Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$1,998	$2,000	4.43%	$1,999	$1,982	3.51%
One to five years	1,995	2,010	4.24%	3,494	3,432	4.16%
Five to ten years	1,000	1,001	4.97%	1,000	990	4.73%
After 10 years	1,000	999	4.31%	999	966	4.31%
Total U.S. Government agencies	5,993	6,010	4.44%	7,492	7,370	4.08%
Mortgage-backed and asset-backed securities:
Within one year	130	128	3.88%	3	3
One to five years	1,003	997	4.61%	855	842	4.10%
Five to ten years	1,105	1,108	4.87%	236	230	4.09%
After 10 years	5,738	5,917	4.82%	5,989	6,028	4.30%
Total mortgage-backed and asset-backed securities	7,976	8,150	4.79%	7,083	7,103	4.27%
Municipal securities:
After 10 years	2,972	2,964	6.00%	1,941	1,943	6.01%
Total municipal securities	2,972	2,964	6.00%	1,941	1,943	6.01%
Total investment securities	$16,941	$17,124	4.88%	$16,516	$16,416	4.39%

The non-accrual security is included in the amortized cost and market value of securities. Yields reflect no interest income on the non-accrual security. Yields on tax-exempt municipal securities have been adjusted to their fully-taxable equivalents.

During 2007 and 2006, the Bank purchased $1.0 million and $1.9 million, respectively, of municipal securities in order to take advantage of their higher yields on a fully taxable equivalent basis. All of the municipal securities purchased to date are within California, bank qualified, and are rated at least Aaa.

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve. As of December 31, 2007, the gross book value of the security was $328,000 and the reserve was $270,000, for a net book value of $58,000.

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan at the periods indicated:

Loan Portfolio Composition

(Dollars in thousands)

	As of December 31,
	2007		2006
Type of Loan	Amount	Percentage	Amount	Percentage
Commercial	$26,492	20.95%	$19,041	15.51%
Agricultural	122	0.10%	123	0.10%
Municipal loans	2,789	2.21%	2,903	2.36%
Real estate	72,009	56.95%	66,591	54.23%
Construction	22,513	17.81%	31,639	25.76%
Consumer	2,504	1.98%	2,502	2.04%
Total loans	$126,429	100.00%	$122,799	100.00%

Off-balance-sheet commitments:
Undisbursed loan commitments	$28,608		$35,375
Standby letters of credit	693		213

The following table sets forth as of December 31, 2007, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans

(Dollars in thousands)

					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial	$17,928	$6,405	$2,159	$26,492	$6,618	$1,946
Agricultural	122	—	—	122	—	—
Municipal loans	—	233	2,556	2,789	818	1,971
Real estate	23,807	10,905	37,297	72,009	41,390	6,812
Construction	19,921	2,328	264	22,513	648	1,944
Consumer Loans	683	1,345	476	2,504	1,821	—
Total Loans	$62,461	$21,216	$42,752	$126,429	$51,295	$12,673

The Bank funds commercial loans to provide working capital, to finance the purchase of equipment and for other business purposes. These loans can be short-term, with maturities ranging from thirty days to one year, or term loans, with maturities normally ranging from one to twenty-five years. Short-term loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. In years prior to 2006, term loans have normally provided for floating interest rates, with monthly payments of both principal and interest. However, in 2006, with the increased interest rate environment, the Bank saw a marked increase in demand for fixed rate loans. To retain valued borrower relationships the Bank converted approximately $5.8 million of floating rate loans to fixed rates in 2006. Most of these loans are secured by real estate. The Bank’s Asset and Liability Committee (“ALCO”) approved this fixed rate loan program to mitigate the Bank’s exposure to falling rates, in light of its asset-sensitive structure.

Included in commercial loans are SBA loans. The Bank originates and services SBA loans and is active in specific SBA programs. Further, the Bank is designated as an SBA preferred lender which allows greater flexibility to meet small business loan requests with a more timely credit approval process.

The Bank makes adjustable rate SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans. At December 31, 2007 and 2006, the Bank serviced approximately $24.7 million and $23.3 million, respectively, in SBA loans. During 2006, due to the above-mentioned demand for fixed rate loans, approximately $4.4 million of previously sold adjustable rate SBA loans were repurchased and converted to fixed rate SBA-guaranteed loans. (These repurchased SBA loans are included in the $5.8 million total loans converted from floating to fixed rates mentioned above.)  The secondary market for fixed rate SBA loans is very limited, so none of these fixed rate loans had been sold as of December 31, 2007, and the Bank intends to retain these loans for its own portfolio.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most consumer loans are secured by the personal property being purchased.

The Bank is active in construction lending for interim loans to finance the construction of commercial and single family residential property. Construction loans totaled $22.5 million as of December 31, 2007, a $9.1 million decrease from a year earlier. These loans are typically extended for terms of no more than 12 to 18 months. Generally, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for the particular type of building.

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

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets

(Dollars in thousands)

	As of December 31,
	2007	2006
Loans on nonaccrual status	$1,988	$240
Loans past due 90 days or more and accruing	68	1,929
Restructured loans	—	—
Total nonperforming loans	2,056	2,169
Other real estate owned	—	—
Total nonperforming assets	$2,056	$2,169

Allowance for loan losses	$1,150	$1,026

Asset quality ratios:
Non-performing assets to total assets	1.30%	1.37%
Non-performing loans to total loans	1.63%	1.77%
Allowance for loan losses to total loans	0.91%	0.84%
Allowance for loan losses to total non-performing loans	56%	47%

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

The $1.9 million of loans past due 90 or more days and accruing as of December 31, 2006, represents one construction loan that was past due on that date, but which was brought current in mid-January 2007. The loan was expected to be paid off in mid-2007, but those prospects deteriorated and the loan was placed in non-accrual status in August 2007. In December 2007, the Bank received a $400 thousand principal payment and all unpaid interest. The loan remains in non-accrual status, but the $106 thousand of interest was recognized on a cash basis in the fourth quarter of 2007 because the loan is well-secured by real estate collateral and in the process of collection. Management’s analysis as of December 31, 2007, indicates that the Bank has no loss exposure on this $1.5 million loan.

As of December 31, 2007, $254 thousand of the non-accrual loans were SBA loans, with $241 thousand of the total guaranteed by the SBA. At December 31, 2006, 100% of the Bank’s non-accrual loans were SBA loans, and $216 thousand of the total was guaranteed by the SBA.

Restructured loans are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower. Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses. The Bank had no restructured loans or other real estate at any time during 2006 or 2007.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2007, the Company had approximately $2.7 million of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans. These loans were identified through the loan review process described above. The $2.8 million of potential problem loans are supported by $449 thousand of SBA loan guarantees. Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans. These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be satisfactory as of December 31, 2007, there can be no assurances that new problem loans will not develop in future periods. A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

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

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2007:

Loan Concentrations

December 31, 2007

(Dollars in thousands)

Type of Loan	Amount	Percent of Total Loans

Construction and land development	$22,513	17.8%
Other real estate loans (by type of collateral):
Non-farm, non-residential property	54,798	43.3%
1 to 4 family residential - 1st liens	4,091	3.2%
1 to 4 family residential - Jr. liens	6,282	5.0%
Multi-family residential	3,102	2.5%
Farmland	3,737	3.0%
Total real estate-secured loans	94,523	74.8%
Commercial loans and leases	29,262	23.1%
Agricultural loans	121	0.1%
Consumer loans	2,523	2.0%
Total loans, including loans held for sale	$126,429	100.0%

The table indicates a concentration in commercial real estate loans (construction loans and loans secured by non-farm, non-residential and multi-family residential properties) totaling $80.4 million. However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $54.8 million, or 43.4% of total loans. The Bank has had no loss experience with these types of loans, all are well secured and, except for the one construction loan reported above, none are non-performing.

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

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan losses:

Summary of Loan Loss Experience

(Dollars in thousands)

	2007	2006

Balance at beginning of year	$1,026	$1,141
Loans charged off:
Real Estate	—	—
Commercial	(13)	(102)
Consumer	(4)	(19)
Other	(14)	—
Total loans charged off	(31)	(121)
Recoveries:
Real Estate	—	—
Commercial	4	6
Consumer	—	—
Other	1	—
Total recoveries	5	6
Net recoveries (charge-offs)	(26)	(115)
Provision charged to operations	150	—
Balance at end of year	$1,150	$1,026

Ratio of net charge-offs to average loans	0.02%	0.10%
Ratio of provision to average loans	0.12%	0.00%

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

The ratio of allowance for loan losses to total loans as of December 31, 2007 was 0.91%. Management and the board consider this to be adequate based on their analysis and reviews of the portfolio.

As part of the analysis of the allowance, the Bank assigns certain risk factors to the entire loan portfolio in addition to the specific percentages used for classified loans. The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of December 31, 2007 and 2006.

	December 31, 2007				December 31, 2006
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance	Loans	Percent of Total Loans	Allowance Allocation	% of Total Allowance
Unclassified loans:
Real estate and construction	$86,861	68.7%	$454	39.5%	$94,772	77.2%	$447	43.6%
Other secured loans	30,307	24.0%	376	32.7%	23,220	18.9%	244	23.8%
Unsecured loans	4,555	3.6%	57	4.9%	2,733	2.2%	32	3.1%
Total unclassified loans	121,723	96.3%	887	77.1%	120,725	98.3%	723	70.5%
Classified loans	4,706	3.7%	109	9.5%	2,074	1.7%	30	2.9%
Other economic factors			154	13.4%			273	26.6%
Totals	$126,429	100.0%	$1,150	100.0%	$122,799	100.0%	$1,026	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $112.4 million as of December 31, 2007, and $124.3 million at December 31, 2006. Deposits decreased by $11.9 million, or 10%, following a $3.3 million, or 3%, increase in 2006. Increasing competition for deposits in the local market and from other non-local financial institutions made deposit growth a formidable challenge in 2006 and 2007.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market. Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations. The Bank has used and expects to continue to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline. The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for 2007 and 2006.

In August 2005 the Bank launched a new suite of deposit products: the Mission Community Club program. The Community Club provides new bank customers with free checking, higher-than-normal yields on savings accounts and certificates of deposit, and attractive interest rates on credit cards. In exchange for the generation of new core deposit account balances, the Bank supported five local non-profit organizations with grants of $5,000 each in the second quarter of 2006, and another five non-profit organizations in 2007.

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those CD deposits fully-insured by the FDIC, up to $50 million. The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,800 banks with other network banks (in increments of less than the $100 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet. As of December 31, 2007, the Bank had issued $3.9 million of certificates of deposit to local customers through the CDARS program.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2007:

Maturities of Time Deposits of $100,000 or More

(Dollars in thousands)
Three months or less	$20,902
Three months to six months	6,670
Six months to one year	9,246
Over one year	1,018
Total time deposits of $100,000 or more	$37,836

Short Term and Other Borrowings

As of December 31, 2007, the Bank had $28.2 million in outstanding borrowings from the Federal Home Loan Bank of San Francisco, $3.4 million of which matures during 2008, and the balance matures on various dates from March 2009 through December 2013. Note F to the consolidated financial statements contains additional information regarding these borrowings.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the statement of financial position. As of December 31, 2007, the Bank had outstanding commitments to extend credit totaling $28.6 million and standby letters of credit totaling approximately $700 thousand. See Note M to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2007.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded. The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit. Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity. The Bank had $3.3 million in federal funds sold on December 31, 2007, and $7.1 million on December 31, 2006.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate liquidity ratio. The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits. As of December 31, 2007 and 2006, the Bank’s liquidity ratios were 11.2% and 13.3%, respectively.

While the Bank primarily uses federal funds sold as the primary immediate source of cash liquidity, it also has established short-term borrowing lines (federal funds purchased) for a total of $11.5 million from its correspondent banks. These lines are for short-term needs and are rarely used.

The Bank also has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”). FHLB borrowings can be structured over various terms ranging from overnight to ten years. As of December 31, 2007, the Bank had outstanding borrowings from the FHLB totaling $28.2 million. Of the $28.2 million, $3 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013. Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009. Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased. The Bank has the potential (on a secured basis) to borrow up to 25 percent of its total assets or an additional $6.1 million from the FHLB. The Bank anticipates utilizing FHLB borrowings in 2008 when needed as part of its normal liquidity management to fund asset growth on a cost-effective basis, and has more than adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2007:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$3,400	$21,800	$—	$3,000	$28,200
Junior subordinated debentures	—	—	—	3,093	3,093
Operating leases	322	1,044	1,192	6,734	9,292
Capital leases	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—
Total contractual obligations	$3,722	$22,844	$1,192	$12,827	$40,585

While core, local deposits remain the primary source of deposits, the Bank continues to seek alternate sources for competitive rate deposits. Through the CDARS program (see Deposits earlier in this analysis), the Bank is able to bid on additional certificates of deposit through banks across the country to meet additional funding needs. These “One-Way Buy” CDARS deposits are typically priced comparable to FHLB secured borrowing rates, but with no collateral required. As of December 31, 2007, the Bank had approximately $4.5 million of “One-Way Buy” CDARS deposits, which are considered to be brokered deposits. The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity. As of December 31, 2007, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $59,000 in unrestricted cash. See Note Q to the consolidated financial statements for additional financial information regarding Bancorp.

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

Interest rate sensitivity gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities. A positive cumulative gap would mean that over the indicated period our assets would be expected to reprice faster than our liabilities (an asset-sensitive structure), and a negative gap would mean that our liabilities would likely reprice faster than our assets (liability-sensitive).

The Interest Rate Sensitivity table below sets forth a “static” gap analysis of the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2007. For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it can be repriced, matures within its contractual terms, or is expected to be prepaid. For example, all savings, NOW and money market accounts can be repriced immediately, so they are included in the left-most column. Based on their contractual terms, loans may reprice or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier. That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

One should use caution if attempting to predict future levels of net interest income through the use this type of static gap analysis, however. The actual impact of interest rate movements on net interest income may differ significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures. Many of the Bank’s loans are tied to the prime rate, which declined in the second half of 2007 and is expected to continue to decline in 2008. However, competitive pressures often keep deposit rates from dropping to the same degree and as quickly as loan rates, causing a reduction in the net interest margin even though the gap analysis may show the Bank in a more balanced posture.

Also, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting this particular measure of interest rate sensitivity. In addition, varying interest rate environments can create unexpected changes in prepayment activity as compared to prepayments assumed in the interest rate sensitivity analysis. Prepayments may have significant impact on our net interest margin. These factors are not fully reflected in the following gap analysis and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

Interest Sensitivity - Static Gap Analysis

December 31, 2007

	Sensitive to Rate Changes Within
	3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$57,422	$20,630	$31,498	$16,879	$—	$126,429
Investment securities	622	6,530	6,171	3,618	183	17,124
Other earning assets	7,626	550	—	—	—	8,176
Non-interest-earning assets	—	—	—	—	6,601	6,601
Total assets	65,670	27,710	37,669	20,497	6,784	158,330

Interest-Bearing Liabilities:
Interest-bearing deposits	61,192	25,675	2,402	—	—	89,269
Borrowed funds	1,400	2,000	21,800	3,000	—	28,200
Junior subordinated debentures	3,093	—	—	—	—	3,093
Non-interest-bearing liabilities and equity	—	—	—	—	37,768	37,768
Total liabilities and equity	65,685	27,675	24,202	3,000	37,768	158,330

Interest rate sensitivity gap	$(15)	$35	$13,467	$17,497	$(30,984)	$—

Cumulative interest rate sensitivity gap	$(15)	$20	$13,487	$30,984	$—

Cumulative gap to total earning assets	0%	0%	9%	20%

The table shows that during the first year $93 million of the interest earning assets are expected to reprice, as well as $93 million of interest bearing liabilities—a balanced rate-sensitivity structure over that time period. In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to increase, and in a declining interest rate environment net interest income would be expected to decrease. However, as mentioned above, competitive pressures in the local market tend to constrict the Bank’s ability to reprice deposits downward in a falling rate environment. Thus, although the Bank is in a balanced rate sensitive posture on a contractual basis, in a practical sense management views the Bank as asset-sensitive.

Based on current economic forecasts, the Bank anticipates that interest rates will continue to decline in 2008, and with the Bank’s asset sensitive position, the net interest margin is expected to experience further downward pressure, even though the gap analysis indicates that the Bank is balanced.

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California, yet real estate values declined slightly in 2006 and 2007. After several years of strong appreciation, residential and commercial sale activity—and especially construction activity—has slowed. There can be no assurance that the economy will continue to be strong or that real estate values will return to pre-2006 levels in the short term. As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past two years:

	2007	2006
Return on Average Assets	0.48%	0.58%
Return on Average Equity	6.07%	7.53%

Item 7. Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

WITH

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2007 and 2006

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

Vavrinek, Trine, Day & Co., LLP Certified Public Accountants & Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California

March 27, 2008

25231 Paseo De Alicia, Suite 100    Laguna Hills, CA  92653    Tel: 949.768.0833    Fax: 949.768.8408    www.vtdcpa.com

FRESNO  •  LAGUNA HILLS  •  PALO ALTO  • PLEASANTON  •  RANCHO CUCAMONGA

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS

Cash and Due from Banks	$2,211,704	$3,044,952
Federal Funds Sold	3,315,000	7,070,000
TOTAL CASH AND CASH EQUIVALENTS	5,526,704	10,114,952

Certificates of Deposit in Other Banks	550,000	550,000

Investment Securities Available for Sale	17,124,144	16,415,903

Loans held for sale	3,012,226	274,015

Loans:
Commercial	26,268,836	21,669,968
Agricultural	121,450	123,000
Construction	22,512,642	31,639,178
Real Estate	72,009,406	66,590,505
Consumer	2,504,099	2,502,159
TOTAL LOANS	123,416,433	122,524,810

Allowance for Loan Losses	(1,149,874)	(1,025,939)
NET LOANS	122,266,559	121,498,871

Federal Home Loan Bank Stock and Other Stock, at Cost	2,021,175	1,311,225
Premises and Equipment	3,537,201	3,723,808
Company Owned Life Insurance	2,289,407	2,207,634
Accrued Interest and Other Assets	2,001,960	2,072,116
	$158,329,376	$158,168,524

The accompanying notes are an integral part of these consolidated financial statements.

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-Bearing Demand	$23,164,629	$25,988,437
Money Market, NOW and Savings	32,630,126	36,935,546
Time Deposits Under $100,000	18,803,034	23,702,313
Time Deposits $100,000 and Over	37,835,667	37,654,383
TOTAL DEPOSITS	112,433,456	124,280,679

Other Borrowings	28,200,000	17,400,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,464,616	1,241,744
TOTAL LIABILITIES	145,191,072	146,015,423

Commitments and Contingencies - Notes D and M	—	—

Shareholders’ Equity:
Preferred Stock - Authorized 1,000,000 Shares:
Series A - $5 Stated Value; 100,000 Issued and Outstanding Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; 20,500 Issued and Outstanding Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; 50,000 Issued and Outstanding Liquidation Value of $500,000	500,000	500,000
Common Stock - Authorized 1,000,000 Shares;
Issued and Outstanding: 689,232 in 2007 and 673,399 in 2006	7,125,819	6,858,648
Additional Paid-In Capital	108,340	60,798
Retained Earnings	4,712,120	4,208,742
Accumulated Other Comprehensive Income - Unrealized
Appreciation(Depreciation) on Available-for-Sale Securities, net of tax	108,225	(58,887)
TOTAL SHAREHOLDERS’ EQUITY	13,138,304	12,153,101
	$158,329,376	$158,168,524

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2007 and 2006

	2007	2006
INTEREST INCOME
Interest and Fees on Loans	$10,763,845	$10,385,886
Interest on Investment Securities	698,751	685,466
Other Interest Income	296,413	283,109
TOTAL INTEREST INCOME	11,759,009	11,354,461
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	995,785	1,020,225
Interest on Time Deposits	2,931,209	2,541,282
Other Interest Expense	1,202,013	879,596
TOTAL INTEREST EXPENSE	5,129,007	4,441,103
NET INTEREST INCOME	6,630,002	6,913,358
Provision for Loan Losses	150,000	—
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,480,002	6,913,358
NON-INTEREST INCOME
Service charges on deposit accounts	291,500	258,043
Gain on sale of loans	307,914	263,617
Brokered loan fees	147,183	34,925
Loan servicing fees, net of amortization	65,561	(118,074)
Grants and awards	359,480	100,188
Other income and fees	85,265	95,826
TOTAL NON-INTEREST INCOME	1,256,903	634,525
NON-INTEREST EXPENSE
Salaries and employee benefits	3,597,155	3,410,679
Occupancy expenses	546,329	466,793
Furniture and equipment	442,020	420,616
Data processing	490,629	460,225
Professional fees	263,192	176,660
Marketing and business development	293,992	313,599
Office supplies and expenses	219,291	210,805
Insurance and regulatory assessments	206,210	153,000
Loan and lease expenses	90,077	80,002
Other expenses	444,873	447,108
TOTAL NON-INTEREST EXPENSE	6,593,768	6,139,487
INCOME BEFORE INCOME TAXES	1,143,137	1,408,396
Income Tax Expense	377,843	538,827
NET INCOME	$765,294	$869,569

Per Share Data (Notes A and N):
Net Income - Basic	$0.96	$1.10
Net Income - Diluted	$0.91	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2007 and 2006

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income	Total

Balance at January 1, 2006	$1,083,800	659,799	$6,655,784	$—		$3,434,081	$(192,441)	$10,981,224

Dividends paid						(94,908)		(94,908)
Exercise of stock options, and related tax benefit of $68,062		13,600	202,864	(302)				202,562
Stock-based compensation				61,100				61,100

Comprehensive Income:
Net income					$869,569	869,569		869,569
Net unrealized gain on available-for-sale securities, net of taxes of $92,809					133,554		133,554	133,554

Total Comprehensive Income					$1,003,123

Balance at December 31, 2006	$1,083,800	673,399	$6,858,648	$60,798		$4,208,742	$(58,887)	$12,153,101

Dividends paid						(96,688)		(96,688)
Exercise of stock options, and related tax benefit of $108,841		45,233	561,171					561,171
Repurchase of common stock		(29,400)	(294,000)			(165,228)		(459,228)
Stock-based compensation				47,542				47,542

Comprehensive Income:
Net income					$765,294	765,294		765,294
Net unrealized gain on available-for-sale securities, net of taxes of $116,128					167,112		167,112	167,112

Total Comprehensive Income					$932,406

Balance at December 31, 2007	$1,083,800	689,232	$7,125,819	$108,340		$4,712,120	$108,225	$13,138,304

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$765,294	$869,569
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(54,774)	102,418
Depreciation	358,959	325,146
Accretion of discount on securities and loans, net	(123,748)	(306,378)
Provision for credit losses	150,000	—
Stock-based compensation	47,542	61,100
Loss on disposal of fixed assets	—	6,161
Gain on loan sales	(307,914)	(263,617)
Proceeds from loan sales	5,061,817	3,733,059
Loans originated for sale	(7,127,310)	(3,484,238)
Increase in company owned life insurance	(81,773)	(73,108)
Other, net	84,497	(201,395)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,227,410)	768,717

INVESTING ACTIVITIES
Net change in Federal Home Loan Bank and other stock	(660,850)	228,600
Purchase of available-for-sale securities	(3,988,477)	(2,932,428)
Proceeds from maturities of available-for-sale securities	3,548,050	2,544,707
Net increase in loans	(1,045,241)	(2,954,174)
Proceeds from sale of fixed assets	—	14,400
Purchases of premises and equipment	(172,352)	(738,040)
NET CASH USED IN INVESTING ACTIVITIES	(2,318,870)	(3,836,935)

FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts	(7,129,228)	(4,325,793)
Net increase (decrease) in time deposits	(4,717,995)	1,018,576
Net increase in other borrowings	10,800,000	4,000,000
Common stock repurchased	(459,228)	—
Payment of dividends	(96,688)	(94,908)
Proceeds from exercise of stock options	561,171	202,562
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,041,968)	800,437

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,588,248)	(2,267,781)
Cash and cash equivalents at beginning of year	10,114,952	12,382,733
CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,526,704	$10,114,952

Supplemental Disclosures of Cash Flow Information:
Interest paid	$5,179,256	$4,226,061
Taxes paid	210,000	415,000
Portfolio loans reclassified to loans held for sale	1,172,869	—

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

Mission Community Development Corporation

Mission Community Development Corporation (“MCDC”) is a community development corporation which provides financing for small businesses and projects in low- to moderate-income areas.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of MCDC were not material for the years ended December 31, 2007 or 2006.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”).  The Bank was in compliance with this requirement, which was $439,000 as of December 31, 2007.

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

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as a separate component of comprehensive income, net of taxes, which is included in shareholders’ equity.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of securities are recorded using the specific identification method.

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

Loans for which the accrual of interest has been discontinued are designated as non-accrual loans.  Loans are classified as non-accrual when principal or interest is past due 90 days or more based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest, unless the loan is well secured and in the process of collection.  Income on such loans is then only recognized to the extent that cash is received and where the future collection of principal is probable.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.

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

The Bank has adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and, effective January 1, 2007, SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.”  SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  SFAS No. 156 permits the Bank to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method.  Before adoption of SFAS No. 156 the Bank amortized the SBA loan servicing asset over the period that servicing fees are expected to be received, and recognized an impairment loss if the value of the servicing asset was determined to be impaired.  The Bank adopted the amortization method in 2007, so adopting SFAS No. 156 did not have a material effect on our 2007 financial statements.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company classifies any interest or penalties related to income taxes as a part of income tax expense when incurred.  No such interest or penalties were incurred for in 2006 or 2007.

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

Earnings Per Share (“EPS”)

EPS is computed under the provisions of Statement of Accounting Standards No. 128, Earnings per Share, (“SFAS No. 128”) and the Emerging Issues Task Force (“EITF”) Consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128.  EITF 03-6 requires that income per share for the Company’s common stock be calculated assuming 100% of the Company’s earnings are distributed as dividends to its common and preferred shareholders based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.   Basic EPS is computed by dividing income available to common shareholders, using the method prescribed above under EITF 03-6, by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Stock-Based Compensation

During 2006 and 2007 the Company had one stock option plan (see Note I to the consolidated financial statements).  On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which addresses accounting for equity-based compensation arrangements, including employee stock options.  SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and the related guidance.  SFAS No. 123R generally requires entities to recognize the cost of employee services received in exchange for awards of stock options or other equity instruments based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  The Company adopted SFAS No. 123R using the “modified prospective method.”  Under this method, compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  Compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS No. 123.  The fair value of each grant is estimated using the Black-Scholes option pricing model.

Recent Accounting Pronouncements

In March 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 (“SFAS No. 156”), Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140, which permitted the Bank, beginning in 2007, to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method.   Under SFAS No. 140, prior to SFAS No. 156, the Bank amortized the SBA loan servicing asset over the period that servicing fees were expected to be received, and recognized an impairment loss if the value of the servicing asset was determined to be impaired.    The Bank elected in 2007 to continue to use the amortization method, with testing for impairment, to measure ongoing changes in the value of its SBA loan servicing asset.  Accordingly, this results in no change in our accounting for this asset.

In July 2006 the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if, based on its technical merits, the position is more likely than not to be sustained on audit. The provisions of FIN 48 were effective beginning with the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  Management believes that all tax positions taken to date meet the “more likely than not” standard and, therefore, no accounting adjustment has been made to our financial statements as a result of adopting FIN 48 in 2007.

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 will be effective for the 2008 calendar year.  The Bank expects in 2008 to review the reported fair values of its securities portfolio, as well as those of other financial instruments, and may make some adjustments to those fair values in light of the guidance provided by SFAS No. 157.  Those potential adjustments are not expected to have any impact on net income or earnings per share, but may affect comprehensive income and accumulated other comprehensive income, to the extent that revisions are made to the fair values of available-for-sale securities.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which will permit the Bank, beginning in 2008, to make an irrevocable choice to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis.  SFAS No. 159 will be effective for the 2008 calendar year.  Upon adoption of SFAS No. 159 in 2008, the Bank does not expect to change the valuation of any of its existing cost-based financial instruments to fair value.  Accordingly, this statement is not expected to result in any change in the Company’s accounting for financial assets and financial liabilities.

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

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available for Sale: December 31, 2007:
U.S. Government agencies	$5,992,575	$26,962	$(9,377)	$6,010,160
Mortgage-backed securities	7,327,838	36,520	(35,465)	7,328,893
Municipal securities	2,971,893	15,549	(23,272)	2,964,170
Asset-backed securities	648,406	173,014	(499)	820,921
	$16,940,712	$252,045	$(68,613)	$17,124,144

December 31, 2006:
U.S. Government agencies	$7,492,390	$5,297	$(127,932)	$7,369,755
Mortgage-backed securities	6,850,095	3,674	(111,923)	6,741,846
Municipal securities	1,940,944	9,328	(7,640)	1,942,632
Asset-backed securities	232,282	130,310	(922)	361,670
	$16,515,711	$148,609	$(248,417)	$16,415,903

During 2004, one of the Bank’s asset-backed securities was identified as “other than temporarily impaired,” and a loss reserve was established for this security.  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of December 31, 2007, the gross book value of the security was $328,000 and the reserve was $270,000, for a net book value of $58,000.  The fair value on December 31, 2007, was $227,000, resulting in an unrealized gain of $169,000.

The scheduled maturities of investment securities at December 31, 2007, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Within one year	$2,127,521	$2,128,471
Due in one year to five years	2,998,119	3,006,819
Due in five years to ten years	2,105,380	2,108,511
Due in greater than ten years	9,709,692	9,880,343
	$16,940,712	$17,124,144

Included in accumulated other comprehensive income at December 31, 2007 were net unrealized gains on investment securities available for sale of $183,432 less applicable income taxes of $75,207.  At December 31, 2006, accumulated other comprehensive income included net unrealized losses on available-for-sale securities of $99,808 less applicable income taxes of $40,921.  No securities were sold in 2007 or 2006.

Investment securities in a temporary unrealized loss position as of December 31, 2007 and 2006 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2007:
U.S. Government agencies	$—	$—	$2,490,320	$9,377	$2,490,320	$9,377
Mortgage-backed securities	611,527	2,965	3,507,599	32,500	4,119,126	35,465
Municipal securities	360,412	2,725	1,211,867	20,547	1,572,279	23,272
Asset-backed securities	—	—	107,314	499	107,314	499
	$971,939	$5,690	$7,317,100	$62,923	$8,289,039	$68,613

December 31, 2006:
U.S. Government agencies	$—	$—	$6,370,690	$127,932	$6,370,690	$127,932
Mortgage-backed securities	154,675	50	6,156,761	111,873	6,311,436	111,923
Municipal securities	1,224,764	7,640	—	—	1,224,764	7,640
Asset-backed securities	—	—	144,257	922	144,257	922
	$1,379,439	$7,690	$12,671,708	$240,727	$14,051,147	$248,417

The unrealized losses on investments in U.S. Government agency and mortgage-backed securities which have been in an unrealized loss position for one year or longer as of December 31, 2007 (a total of 20 securities), were caused by market interest rate increases subsequent to the purchase of the securities.  The unrealized losses on all but four of these 20 securities have decreased from December 31, 2006 to December 31, 2007.  Because the Bank has the ability to hold all these investments until a recovery in fair value, which may be maturity, the unrealized losses on these investments are not considered to be other-than-temporarily impaired as of December 31, 2007.  Other than the one impaired asset-backed security footnoted above, none of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk.

Investments securities carried at $10,631,000 and $10,598,000 as of December 31, 2007 and 2006, respectively, were pledged to secure public deposits as required by law.

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2007, 64% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 43% of the loan portfolio as of December 31, 2007.

Included in total loans are net deferred loan fees of $22,000 and $181,000 at December 31, 2007 and 2006, respectively.

The following is a summary of the investment in impaired loans as of December 31, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	2007	2006

Impaired Loans:
Impaired loans with a related allowance for loan losses	$273,000	$136,000
Impaired loans with no related allowance for loan losses	1,715,000	104,000
Total impaired loans	1,988,000	240,000
Related Allowance for Loan Losses	20,000	12,000
Average Recorded Investment in Impaired Loans	980,400	271,600
Interest Income Recognized for Cash Payments While Impaired	106,000	—
Total Loans on Non-accrual	1,988,000	240,000
Total Loans Past Due 90 Days or More and Still Accruing	68,000	1,929,000

Following is a summary of the changes in the allowance for possible loan losses for the years ended December 31:

	2007	2006

Balance at Beginning of Year	$1,025,939	$1,141,096
Additions to the Allowance Charged to Expense	150,000	—
Less Loans Charged Off	(31,425)	(121,374)
Plus Recoveries on Loans Previously Charged Off	5,360	6,217
Balance at End of Year	$1,149,874	$1,025,939

NOTE C - LOANS - Continued

The Bank also originates SBA-guaranteed loans for sale to institutional investors.  At December 31, 2007 and 2006 the Bank was servicing $24,722,000 and $23,306,000, respectively, in loans previously sold or participated.  The Bank has recorded servicing assets related to these sold loans of approximately $253,000 and $283,000 at December 31, 2007 and 2006, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Bank used the following assumptions for sales recorded in 2007:

	Range	Weighted Average
Discount rate	9.00% to 12.25%	10.40%
Estimated life	48 months	48 months

Management performs an analysis each quarter to reassess these assumptions, which are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balances of the SBA loan servicing asset for 2007 and 2006:

	2007	2006

Balance at Beginning of Year	$282,696	$574,302
Additions to the Asset	96,127	78,046
Less amortization	(126,251)	(369,652)
Balance at End of Year	$252,572	$282,696

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2007 and 2006.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of income.

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2007	2006

Land	$2,171,007	$2,171,007
Buildings	823,227	763,418
Leasehold improvements	339,319	338,359
Furniture, fixtures, and equipment	2,309,514	2,197,931
	5,643,067	5,470,715
Accumulated depreciation and amortization	(2,105,866)	(1,746,907)
Net premises and equipment	$3,537,201	$3,723,808

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2024.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $324,000 in 2007 and $278,000 in 2006.

At December 31, 2007, the approximate future minimum annual payments under these leases for the next five years are as follows:

2008	$234,856
2009	267,586
2010	563,439
2011	496,220
2012	470,827
Later years	6,714,629
$8,747,557

The minimum rental payments shown above are given for the existing lease obligations and do not reflect any increases in rent unless the increases are scheduled and currently determinable.  It does not represent a forecast of future rental expenses.  Included in the above table are obligations under a 15-year build-to-suit lease for property in San Luis Obispo, California, upon which the Bank intends to lease a full-service branch and administrative office.  Currently the lease provides for tentative rentals of $36,708 per month, subject to the final size of the yet-to-be-constructed building, and beginning on or about October 1, 2009.  As of December 31, 2006, the Bank was obligated under a 50-year land lease for property on this site.  The terms of that lease gave the Bank early termination rights through September 30, 2007, which the Bank chose to exercise in July 2007.

NOTE E - DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows:

Due in one year	$54,168,153
Due in one to five years	2,470,548
$56,638,701

Ten deposit customers comprised $23.0 million, or 20.5%, of the Bank’s total deposits as of December 31, 2007.

NOTE F - OTHER BORROWINGS

Other borrowings at December 31, 2007 are comprised of the following advances from the Federal Home Loan Bank of San Francisco:

Maturity Date	Interest Rate	Amount
3/31/2008	4.34%	$1,400,000
12/4/2008	5.33%	2,000,000
3/30/2009	3.19%	2,000,000
5/13/2009	4.48%	500,000
5/24/2009	5.16%	3,000,000
11/30/2009	3.87%	2,300,000
12/7/2009	3.82%	2,000,000
12/14/2009	4.01%	3,000,000
12/28/2009	3.96%	3,000,000
12/28/2009	3.83%	3,000,000
5/24/2010	5.13%	3,000,000
11/19/2013	4.82%	1,000,000
12/11/2013	4.98%	1,000,000
12/16/2013	4.88%	1,000,000
		$28,200,000

These advances are secured by loans of approximately $76 million.  As of December 31, 2007, the Bank had a borrowing capacity of approximately $6.1 million with the Federal Home Loan Bank of San Francisco in addition to the borrowings listed above.

The Bank also has unsecured borrowing lines with correspondent banks totaling $11.5 million.  As of December 31, 2007, there were no balances outstanding on these lines.

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at LIBOR plus 2.95% for an effective rate of 8.19% as of December 31, 2007.  The debt securities can be redeemed for 105% of the principal balance through October 7, 2008 and at par thereafter.  They can also be redeemed at par if certain events occur that impact the tax treatment or the capital treatment of the issuance.

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

NOTE H - INCOME TAXES

The income tax expense for the years ended December 31, 2007 and 2006 is comprised of the following:

	2007	2006
Current Taxes:
Federal	$309,294	$311,061
State	123,323	125,348
	432,617	436,409
Deferred	(54,774)	102,418
	$377,843	$538,827

NOTE H - INCOME TAXES - Continued

A comparison of the federal statutory income tax rates to the Company’s effective income tax follows:

	2007		2006
	Amount	Rate	Amount	Rate

Federal tax rate	$388,667	34.0%	$478,855	34.0%
California franchise taxes, net of federal tax benefit	79,987	7.0%	96,190	6.8%
Interest on municipal securities and loans	(79,623)	(7.0)%	(32,669)	(2.3)%
Increase in cash surrender value of bank-owned life insurance	(27,803)	(2.4)%	(24,857)	(1.7)%
Other items - net	16,615	1.5%	21,308	1.5%
	$377,843	33.1%	$538,827	38.3%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets:

	2007	2006
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$474,813	$410,505
Unrealized Loss on Available-for-Sale Securities	—	40,921
Reserve for impaired security	110,994	101,406
Other	203,531	118,153
	789,338	670,985
Deferred Tax Liabilities:
Deferred loan costs	(188,336)	(145,150)
Depreciation Differences	(81,221)	(106,896)
Unrealized Gain on Available-for-Sale Securities	(75,207)	—
BEA award deferred for tax purposes	(134,157)	—
Other	(48,466)	(95,634)
	(527,387)	(347,680)
Net Deferred Tax Assets	$261,951	$323,305

As of December 31, 2007, tax years for 2004 through 2007 remain open to audit by the Internal Revenue Service and by the California Franchise Tax Board.  In the opinion of management, all significant tax positions taken, or expected to be taken, by the Company in any open tax year would more likely than not be sustained upon examination by the tax authorities.

NOTE I - STOCK OPTION PLAN

During 1998, the Board of Directors adopted a stock option plan, which was approved by the shareholders, under which 180,000 shares of the Company’s common stock may be issued.  Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, generally for a term of ten years, with vesting occurring ratably over five years.  The stock option plan provides for acceleration of vesting of all options upon change in control of the Bank.  The Bank recognized in 2007 and 2006 stock-based compensation of $48 thousand and $61 thousand, respectively.  Income tax benefits related to that stock-based compensation was $1 thousand and $2 thousand for 2007 and 2006, respectively.

No options were granted in 2007 or 2006.

A summary of the status of the Company’s fixed stock option plan as of December 31, 2007 and changes during the year is presented below:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value of
		Exercise	Contractual	In-the-Money
	Shares	Price	Term	Options
Outstanding at Beginning of Year	126,133	$12.20
Granted	—	—
Exercised	(45,233)	10.00
Forfeited	—	—
Outstanding at End of Year	80,900	$13.42	3.3 Years	$424,630

Options Exercisable at Year-End	69,200	$11.38	2.6 Years	$424,630

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $362,000 and $212,000, respectively.

As of December 31, 2007, the Company has unvested options outstanding with unrecognized compensation expense totaling $84 thousand, which is scheduled to be recognized as follows (in thousands):

2008	$42
2009	42
Total unrecognized compensation cost	$84

NOTE J – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was approximately $165,000 in 2007 and $116,000 in 2006.

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

The following is a summary of the activity in these loans:

	2007	2006

Balance at the beginning of the year	$2,730,982	$3,348,855
New loans and advances	1,227,114	169,142
Repayments	(1,459,196)	(787,015)
Balance at the end of the year	$2,498,900	$2,730,982

Deposits from related parties held by the Bank totaled approximately $4,609,000 at December 31, 2007, and $3,790,000 at December 31, 2006.

During 2003, Bancorp pledged a $250,000 certificate of deposit in an unaffiliated bank as collateral for borrowings of MCSC.  As of January 1, 2006, MCSC had drawn $75,000 on its line of credit with the unaffiliated bank, and Bancorp recognized a $75,000 contribution to MCSC related to its potential liability for this borrowing.  The line of credit was not in use as of December 31, 2006 and, accordingly, no potential liability for the line of credit was recognized by Bancorp as of December 31, 2006.  During 2006 Bancorp made cash contributions to MCSC totaling $163,987.  Of that amount, $88,987 was recognized as expense and the remaining $75,000 was applied against the $75,000 accrued liability.  As of December 31, 2007, MCSC had borrowed $28,000 on the line of credit.  No potential liability was recognized by Bancorp as of December 31, 2007, because the outstanding balance on the line is expected to be repaid with funds receivable from the U.S. Small Business Administration under a grant program.  During 2007 Bancorp made cash contributions to MCSC totaling $36,013.

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2007	2006

Commitments to Extend Credit	$28,608,000	$35,375,000
Standby Letters of Credit	693,000	213,000
	$29,301,000	$35,588,000

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

NOTE N - EARNINGS PER SHARE

The following is a reconciliation of net income and shares outstanding to the income and number of shares used in the computation of earnings per share:

	2007	2006

Average common shares outstanding during the year (used for basic EPS)	679,144	667,810
Dilutive effect of outstanding stock options	34,008	52,891
Average common shares used for diluted EPS	713,152	720,701

Net income	$765,294	$869,569
Less income allocated to preferred stock	(115,214)	(132,874)
Income allocated to common stock	$650,080	$736,695

Basic earnings per common share	$0.96	$1.10
Diluted earnings per common share	0.91	1.02

Excluded from the diluted EPS computation for 2007 were options for 19,500 shares (19,563 in 2006) because the effect would be antidilutive for those periods.  Those options have an exercise price of $25.50 per share and will expire on March 28, 2015.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,324	11.74%	$13,899	10.0%	$11,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,119	10.88%	$8,340	6.0%	$5,560	4.0%
Tier 1 Capital (to Average Assets)	$15,119	9.47%	$7,979	5.0%	$6,383	4.0%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets)	$15,390	11.35%	$13,564	10.0%	$10,851	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,309	10.55%	$8,139	6.0%	$5,426	4.0%
Tier 1 Capital (to Average Assets)	$14,309	9.34%	$7,657	5.0%	$6,126	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, net of the amount of any dividends or other capital distributions made during those periods.  As of December 31, 2007, $2,654,000 was available for cash dividend distributions from the Bank to Bancorp without prior regulatory approval.  However, dividend distributions from the Bank in excess of $2,425,000 would change the Bank’s prompt corrective action status from well-capitalized to adequately-capitalized.

NOTE P - GRANTS AND AWARDS

During 2005 the Company received a $135,000 technical assistance grant from the Community Development Financial Institutions Fund.  During 2006 the Bank incurred approximately $100,000 of qualifying expenses under the grant.  Accordingly, the Bank recognized $100,000 of this grant as non-interest income in 2006.  An additional $13 thousand of qualifying expenditures was incurred in the first quarter of 2007, and another $20 thousand in the fourth quarter of 2007.  Therefore, the Bank recognized $33 thousand of non-interest income related to this grant in 2007.

In 2007 the Bank received notification from the Bank Enterprise Award program of the Department of the Treasury that it was awarded a grant of up to $337,500 under that program, based on lending activity the bank commenced in 2006.  The first installment of that grant, $240 thousand, was recognized in non-interest income in the third quarter of 2007.  Most of the remaining portion of the award—$86 thousand—was recognized in the fourth quarter of 2007.  The remaining $12 thousand of the award is contingent upon future disbursements, which may or may not occur, under the lending facility that was the basis for the award.

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

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS

	2007	2006
ASSETS
Cash	$59,065	$383,135
Deposits in other banks	250,000	250,000
Investment in subsidiary bank	15,252,121	14,270,445
Other assets	866,559	545,262
TOTAL ASSETS	$16,427,745	$15,448,842
LIABILITIES AND SHAREHOLDERS’ EQUITY
Junior subordinated debentures	$3,093,000	$3,093,000
Due to Mission Community Bank	131,685	113,685
Other liabilities	64,756	89,056
TOTAL LIABILITIES	3,289,441	3,295,741
TOTAL SHAREHOLDERS’ EQUITY	13,138,304	12,153,101
	$16,427,745	$15,448,842

CONDENSED STATEMENTS OF INCOME

	2007	2006
Interest income	$11,750	$10,019
Interest expense	276,864	270,942
Net interest (expense)	(265,114)	(260,923)
Dividends received from subsidiary	300,283	300,283
Less contributions to Mission Community Services Corp.	36,013	88,987
Less other expenses	210,756	73,480
Loss before taxes	(211,600)	(123,107)
Income taxes expense (benefit)	(209,872)	(173,590)
Income (loss) before equity in undistributed income of subsidiary	(1,728)	50,483
Equity in undistributed income of subsidiary	767,022	819,086
Net income	$765,294	$869,569

CONDENSED STATEMENTS CASH FLOWS

	2007	2006
Operating activities:
Net income	$765,294	$869,569
Adjustments to reconcile net income to net cash used by operating activities:
Income of subsidiary	(1,067,305)	(1,119,369)
Amortization expense	17,232	17,232
Other, net	(344,829)	(188,451)
Net cash used by operating activities	(629,608)	(421,019)
Investing activities:
Dividends received from subsidiary	300,283	300,283
Net cash provided by investing activities	300,283	300,283
Financing activities:
Proceeds from issuance of common stock	561,171	202,562
Common stock repurchased	(459,228)	—
Cash dividends paid	(96,688)	(94,908)
Net cash provided by financing activities	5,255	107,654
Net decrease in cash	(324,070)	(13,082)
Cash at beginning of year	383,135	396,217
Cash at end of year	$59,065	$383,135

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

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$2,212,000	$2,212,000	$3,045,000	$3,045,000
Federal funds sold	3,315,000	3,315,000	7,070,000	7,070,000
Interest-bearing deposits in other banks	550,000	550,000	550,000	550,000
Investment securities	17,124,000	17,124,000	16,416,000	16,416,000
Loans, net	125,279,000	128,412,000	121,773,000	121,837,000
Federal Home Loan Bank and other stocks	2,021,000	2,021,000	1,311,000	1,311,000
Accrued interest receivable	747,000	747,000	841,000	841,000

Financial Liabilities:
Deposits	112,433,000	112,448,000	124,281,000	124,224,000
Other borrowings	28,200,000	28,514,000	17,400,000	17,175,000
Junior subordinated debt securities	3,093,000	3,212,000	3,093,000	3,537,000
Accrued interest and other liabilities	1,465,000	1,465,000	1,242,000	1,242,000

NOTE S - SUBSEQUENT EVENT

On February 15, 2008, Bancorp closed a secondary stock offering with a total of 410,644 new common shares being issued for gross cash proceeds of $7,391,592. The company incurred approximately $600,000 in offering expenses, which will be deducted from the gross proceeds.

Item 8.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s accountants.

Item 8A.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation as of December 31, 2007, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 15a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2007.

However, the Bank did engage a firm to perform a specific internal assessment of the Bank’s information technology and information security systems for a three-year period beginning in 2006.  It has made minor staffing changes to improve internal controls based on recommendations made during the internal auditing process.

Management’s Annual Report on Internal Control Over Financial Reporting

The following section of this Annual Report on Form 10-KSB will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-KSB into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

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

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles that are generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records which, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control and, accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and interpretive guidance provided by the Securities and Exchange Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 18 to 24 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board’s Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Based on internal audits performed in 2006 and 2007, neither management nor the Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board’s Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2007, the Bank is not operating under any formal or informal agreement with the FRB or DFI nor is any such agreement pending or anticipated.

Finally, internal controls and financial reporting is reviewed by independent registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board’s Audit Committee.  As of December 31, 2007, the Company’s independent registered public accountants have certified the audited financial statements of the Company, with no material weaknesses identified in internal controls or financial reporting.  This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered pubic accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 8B.  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 28, 2008.

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

Item 10.  Executive Compensation

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 28, 2008.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” above.  The other information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 28, 2008.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 28, 2008.

Item 13.  Exhibits

Exhibit Index:

Exhibit #		Page
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust Mission Community Capital Trust I dated October 10, 2003 (E)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (E)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank(J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)
10.17	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria

Exhibit #		Page
14	Code of Ethics
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 8-K filed on October 21, 2003
(F)	Included in the Company’s Form 10-QSB filed on August 10, 2004
(G)	Included in the Company’s Form 8-K filed on January 19, 2005
(H)	Included in the Company’s Form 8-K filed on February 17, 2005
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006
(J)	Included in the Company’s Form 8-K filed on June 13, 2007
(K)	Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007
(L)	Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007
(M)	Included in the Company’s Form 8-K filed on August 14, 2007
(N)	Included in the Company’s Form 8-K filed on October 23, 2007

Item 14.  Principal Accountant Fees and Services

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 28, 2008.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of the filing of this report, neither the Company’s proxy materials nor annual report to shareholders has been sent to the Company’s shareholders.  The Company will furnish copies of the Company’s proxy materials and annual report to shareholders to the Commission on or prior to the time it is sent to the Company’s shareholders.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/	Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: March 27, 2008

By: /s/	Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: March 27, 2008

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault	Director	March 27, 2008
BRUCE M. BREAULT

Vice Chairman of the Board
ROXANNE M. CARR

/s/ William B. Coy	Chairman of the Board	March 27, 2008
WILLIAM B. COY

/s/ Richard Korsgaard	Director	March 27, 2008
RICHARD KORSGAARD

	Executive Vice President and Chief	March 27, 2008
/s/ Ronald B. Pigeon	Financial Officer
RONALD B. PIGEON	(Principal Accounting Officer)

/s/ Anita M. Robinson	Director, President and Chief Executive	March 27, 2008
ANITA M. ROBINSON	Officer (Principal Executive Officer)

Director
ROBIN L. ROSSI

/s/ Gary E. Stemper	Director	March 27, 2008
GARY E. STEMPER

/s/ Brooks W. Wise	Director	March 27, 2008
BROOKS W. WISE

/s/ Karl F. Wittstrom	Director	March 27, 2008
KARL F. WITTSTROM