Form 10-Q
period 2008-03-31
MISSION COMMUNITY BANCORP
filed 2008-05-15
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,120,576 shares of common stock outstanding as of May 8, 2008.

Mission Community Bancorp

March 31, 2008

PART I

ITEM 1.     FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited
	(dollars in thousands)
	March 31, 2008	December 31, 2007	March 31, 2007
Assets
Cash and due from banks	$1,989	$2,212	$2,145
Federal funds sold	2,140	3,315	215
Total cash and cash equivalents	4,129	5,527	2,360
Interest-bearing deposits in other banks	550	550	550
Investment securities available for sale	28,206	17,124	16,110

Loans held for sale	615	3,012	728

Loans, net of unearned income	130,532	123,416	126,608
Less allowance for loan losses	(1,356)	(1,150)	(1,027)
Net loans	129,176	122,266	125,581

Federal Home Loan Bank stock and other stock, at cost	2,038	2,021	1,371
Premises and equipment	3,523	3,537	3,686
Company owned life insurance	2,310	2,289	2,226
Accrued interest and other assets	1,992	2,003	1,879
Total Assets	$172,539	$158,329	$154,491

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$21,758	$23,165	$22,817
Money market, NOW and savings	40,083	32,630	36,682
Time certificates of deposit	57,954	56,638	61,514
Total deposits	119,795	112,433	121,013
Other borrowings	28,200	28,200	16,900
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,261	1,465	1,157
Total liabilities	152,349	145,191	142,163
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 10,000,000 shares authorized; Issued and outstanding: 1,120,576 at March 31, 2008; 689,232 at December 31, 2007; and 673,399 at March 31, 2007	14,193	7,126	6,859
Additional paid-in capital	119	108	73
Retained earnings	4,606	4,712	4,337
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	188	108	(25)
Total shareholders’ equity	20,190	13,138	12,328
Total Liabilities and Shareholders’ Equity	$172,539	$158,329	$154,491

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Interest Income
Interest and fees on loans	$2,429	$2,643
Interest on investment securities	212	171
Other interest income	94	37
Total interest income	2,735	2,851
Interest Expense
Interest on money market, NOW and savings deposits	202	244
Interest on time certificates of deposit	605	718
Other interest expense	366	254
Total interest expense	1,173	1,216
Net interest income	1,562	1,635
Provision for loan losses	220	—
Net interest income after provision for loan losses	1,342	1,635
Non-interest income
Service charges on deposit accounts	70	56
Gain on sale of loans	30	59
Brokered loan fees	—	—
Loan servicing fees, net of amortization	25	21
Grants and awards	—	13
Other income and fees	31	21
Total non-interest income	156	170
Non-interest expense
Salaries and employee benefits	962	877
Occupancy expenses	121	148
Furniture and equipment	113	112
Data processing	132	113
Professional fees	91	56
Marketing and business development	33	76
Office supplies and expenses	57	55
Insurance and regulatory assessments	49	52
Loan and lease expenses	21	23
Other expenses	141	113
Total non-interest expense	1,720	1,625
Income (loss) before income taxes	(222)	180
Income tax expense (credit)	(116)	52
Net income (loss)	$(106)	$128
Net income (loss) applicable to common stock	$(93)	$109

Per Common Share Data:
Net Income (Loss) – Basic	$(0.10)	$0.16
Net Income (Loss) – Diluted	$(0.10)	$0.15

Average common shares outstanding - basic	913,718	673,399
Average common shares outstanding - diluted	N/A	719,072

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2007	$1,084	673,399	$6,859	$61		$4,209	$(59)	$12,154

Stock-based compensation				12				12

Comprehensive income:
Net income					$128	128		128
Net unrealized gain on available-for-sale securities, net of taxes of $24	—	—	—	—	34	—	34	34
Total comprehensive income					$162

Balance at March 31, 2007	$1,084	673,399	$6,859	$73		$4,337	$(25)	$12,328

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options and related tax benefit of $25		20,700	232					232

Issuance of common stock in public offering, net of offering expenses		410,644	6,835					6,835

Stock-based compensation				11				11

Comprehensive income (loss):
Net income (loss)					$(106)	(106)		(106)
Net unrealized gain on available-for-sale securities, net of taxes of $55	—	—	—	—	80	—	80	80
Total comprehensive income (loss)					$(26)

Balance at March 31, 2008	$1,084	1,120,576	$14,193	$119		$4,606	$188	$20,190

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)
	For the Three Months Ended
	March 31, 2008	March 31, 2007
Operating Activities
Net income (loss)	$(106)	$128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	89	89
Accretion of discount on securities and loans, net	(38)	(29)
Provision for credit losses	220	—
Stock-based compensation	11	12
Gain on loan sales	(31)	(59)
Increase in company-owned life insurance	(21)	(19)
Other, net	(267)	71
Proceeds from loan sales	3,034	285
Loans originated for sale	(105)	(1,125)
Net cash provided by (used in) operating activities	2,786	(647)
Investing Activities
Net change in Federal Home Loan Bank and other stock	—	(48)
Purchase of available-for-sale securities	(12,880)	—
Proceeds from maturities, calls and paydowns of available-for-sale securities	1,941	363
Proceeds from sales of available-for-sale securities	—	—
Net increase in loans	(7,600)	(3,605)
Purchases of premises and equipment	(79)	(51)
Proceeds from sale of fixed assets	5	—
Net cash used in investing activities	(18,613)	(3,341)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	6,046	(3,425)
Net increase in time deposits	1,316	158
Net decrease in other borrowings	—	(500)
Proceeds from issuance of common stock in public offering, net	6,835	—
Proceeds from exercise of stock options	232	—
Net cash provided by (used in) financing activities	14,429	(3,767)
Net decrease in cash and cash equivalents	(1,398)	(7,755)
Cash and cash equivalents at beginning of year	5,527	10,115
Cash and cash equivalents at end of period	$4,129	$2,360

Supplemental disclosures of cash flow information:
Interest paid	$1,160	$1,273
Taxes paid	28	—

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007, which was filed on March 28, 2008.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2008 and 2007 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

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

The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.  During the three-month periods ended March 31, 2008 and 2007, the Bank recognized pre-tax stock-based compensation expense of $10 thousand and $12 thousand, respectively, as a result of adopting SFAS 123R.  As of March 31, 2008, the Company has unvested options outstanding with unrecognized compensation expense totaling $74 thousand, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2008	$32
2009	42
Total unrecognized compensation cost	$74

Note 3 — Operating Segments

The Company has only one reportable operating segment—commercial banking.  The commercial banking segment provides traditional banking services such as checking and savings accounts, time certificates of deposit and loans.

Note 4 — Recent Accounting Pronouncements

In September 2006 the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 establishes three broad methods of determining fair value at times other than the purchase or sale of an asset or liability:

•                  Level 1—Quoted prices in active markets for identical assets or liabilities

•                  Level 2—Estimates based on significant other observable inputs that market participants would use in pricing the asset or liability

•                  Level 3—Estimates based on significant unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.

When feasible, Level 1 pricing would be preferable to Level 2, and Level 3 pricing would only be used if neither Level 1 nor Level 2 pricing methods were considered appropriate.  SFAS No. 157 is effective beginning with the 2008 calendar year.

The Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Prior to January 1, 2008, the Bank has used a pricing method for this security that would be considered Level 2 pricing under SFAS No. 157.  Upon adoption of SFAS No. 157 in 2008, the Bank concluded that Level 3 pricing was more appropriate for this security, given the lack of observable inputs to the estimation process.  This change in estimate resulted in a reduction in the fair value of this security by $168 thousand as of January 1, 2008.  Because this security remains in the available-for-sale portfolio, this change in estimate was included in other comprehensive income but had no effect on reported net income.

The following table presents information regarding the methods used to measure fair value for those balance sheet items presented at fair value:

(In thousands - March 31, 2008)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$28,154	$52	$28,206

(In thousands)

Fair Value Measurements for Available-for-Sale Securities Using Significant Unobservable Inputs (Level 3)
Beginning balance 12/31/07	$—
Transfers into Level 3	227
Unrealized gains (losses) included in other comprehensive income (loss)	(168)
Purchases	—
Settlements	—
Paydowns and maturities	(7)
Ending Balance 3/31/08	$52

Total unrealized gains (losses) for the period relating to assets still held at the reporting date	$(168)

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits the Bank, beginning in 2008, to make an irrevocable choice to measure many financial instruments and certain other items at fair value, on an instrument-by-instrument basis.  Upon adoption of SFAS No. 159 in 2008, the Bank did not change the valuation of any of its existing cost-based financial instruments to fair value, and did not reclassify any of its available-for-sale securities to trading securities.

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Bank operates); competition from other providers of financial services offered by the Bank; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Bank.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Overview of Results of Operations and Financial Condition

•                  The Company incurred a net loss of $(106) thousand for the first quarter of 2008, as compared with $128 thousand in net income for the same three-month period of 2007. The factors resulting in this quarterly loss will be discussed below.

•                  Net interest income for the three-month period ended March 31, 2008 decreased by $73 thousand, or 4%, from the comparable period in 2007, due primarily to a decrease in the net interest margin of 61 basis points.  The net interest margin decrease is attributable primarily to the reduction in the prime lending rate by 3.00% over the past year.  In order to retain deposits in a competitive market, the Bank has been unable to reduce deposit rates to the same degree over that period, placing a squeeze on the net interest margin.

•                  The provision for loan losses increased by $220 thousand from the first quarter of 2007 to the first quarter of 2008, due to loan growth, an increase in the level of non-accrual loans and management’s assessment of the appropriate level for the allowance for loan losses.

•                  For the three months ended March 31, 2008, non-interest income decreased by $14 thousand, or 8%, from the same period in 2007, primarily due to reduced sales of SBA-guaranteed loans in 2008.

•                  Non-interest expense increased by $95 thousand, or 6%, for the three months ended March 31, 2008, as compared to the first quarter of 2007, principally due to increased costs for salaries and benefits in 2008.

•                  Total assets increased by $14.2 million, or 9.0%, from December 31, 2007.  Total loans increased by $4.7 million, or 3.7%, from December 31, 2007 to March 31, 2008 (a 15% annualized rate), while deposits increased by $7.4 million, or 6.6% (26% annualized).

•                  On February 15, 2008, the Company issued 410,644 new common shares in a public offering for gross cash proceeds of $7.4 million ($18.00 per share).  After deducting offering expenses, the net proceeds to the Company was $6.8 million.  Shortly after closing on this stock offering, the Company invested $6.4 million of the net proceeds into increasing the capital of the Bank.

Income Summary

For the three months ended March 31, 2008, the Company incurred a net loss of $(106) thousand, a decrease of $234 thousand as compared with the $128 thousand in net income for the same three-month period of 2007.  Return on average assets (annualized) was a negative (0.25)% for the first quarter of 2008, as compared with a positive 0.34% for the first quarter of 2007.  Annualized return on average equity was (2.64)% for the first quarter of 2008 as compared with 4.24% for the comparable 2007 period.

Income (loss) before income taxes for the first quarter of 2008 was down $402 thousand from the comparable 2007 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

Effect on Pre-Tax Income Increase (Decrease)
Three Months
Change from 2007 to 2008 in:
Net interest income	$(73)
Provision for loan losses	(220)
Non-interest income	(14)
Non-interest expense	(95)
Change in income before income taxes	$(402)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2008, net interest income was $1.562 million, a decrease of $73 thousand, or 4% from the comparable period in 2007.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.07% for the three-month period ended March 31, 2008, a decrease of 61 basis points as compared to the same period in 2007.  The decrease in the net interest margin in 2008 was principally attributable to the reduction in the prime lending rate by 3.00% from January 2007 to March 2008.  In order to retain deposits in a competitive market, the Bank has been unable to reduce deposit rates to the same degree over that period, placing a squeeze on the net interest margin.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2008 and 2007:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	March 31, 2008			March 31, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$127,860	$2,429	7.70%*	$124,856	$2,643	8.65%*
Investment securities*	19,016	212	4.84%*	16,231	171	4.49%*
Federal funds sold	5,862	47	3.23%	1,124	15	5.33%
Other interest income	5,341	47	3.55%	1,884	22	4.83%
Total interest-earning assets / interest income	158,079	2,735	7.05%	144,095	2,851	8.11%
Non-interest-earning assets:
Allowance for loan losses	(1,164)			(1,027)
Cash and due from banks	2,417			2,374
Premises and equipment	3,540			3,712
Other assets	4,486			4,646
Total assets	$167,358			$153,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$16,962	106	2.52%	$12,269	90	2.96%
Savings deposits	21,342	96	1.81%	24,015	154	2.60%
Certificates of deposit	57,697	605	4.22%	60,069	718	4.85%
Total interest-bearing deposits	96,001	807	3.38%	96,353	962	4.05%
Federal funds purchased	—	—	—	16	—	6.35%
Federal Home Loan Bank advances	28,225	305	4.35%	15,806	185	4.76%
Subordinated debt	3,093	61	7.89%	3,093	69	8.99%
Total borrowed funds	31,318	366	4.70%	18,915	254	5.45%
Total interest-bearing liabilities / interest expense	127,319	1,173	3.71%	115,268	1,216	4.28%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,532			24,984
Other liabilities	1,368			1,306
Total liabilities	151,219			141,558
Shareholders’ equity	16,139			12,242
Total liabilities and shareholders’ equity	$167,358			$153,800
Net interest-rate spread			3.34%			3.83%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.73%			0.85%
Net interest income / margin on earning assets		$1,562	4.07%**		$1,635	4.68%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- month periods ended March 31, 2008 and 2007.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended March 31, 2008
	Compared to 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$62	$(276)	$(214)
Investment securities	31	10	41
Federal funds sold	40	(8)	32
Other interest income	32	(7)	25
Total increase in interest income	165	(281)	(116)

Interest-bearing liabilities:
Transaction accounts	30	(14)	16
Savings deposits	(16)	(42)	(58)
Certificates of deposit	(28)	(85)	(113)
Total interest-bearing deposits	(14)	(141)	(155)
Federal funds purchased	—	—	—
FHLB advances	135	(15)	120
Subordinated debt	—	(8)	(8)
Total borrowed funds	135	(23)	112
Total increase in interest expense	121	(164)	(43)
Increase in net interest income	$44	$(117)	$(73)

The table above reflects the impact of lower yields received on loans due to the reduction in the prime rate over the past year, while growth in the balances of loans and other interest-earning assets have had a positive, albeit lesser, impact.  On the liability side, the rate reductions have also had a beneficial effect, but not enough to offset the reduction in loan yields.

Based on current economic forecasts, the Bank anticipates that short-term interest rates may continue to decline until at least mid-year 2008.  Due to the Bank’s asset-sensitive position, management expects a moderate decline in the general level short-term interest rates to result in a slight decline in the Bank’s net interest margin.

Provision for Loan Losses

The Bank recorded a $220 thousand provision for loan losses for the three months ended March 31, 2008.  No provision was recorded in the first quarter of 2007.  The Bank had $21 thousand of charge-offs and $7 thousand of recoveries for the first three months of 2008, as compared with no charge-offs and $1 thousand of recoveries for the first three months of 2007.  The ratio of allowance for loan losses to total loans was 1.03% at March 31, 2008, as compared to 0.81% a year ago and 0.91% as of December 31, 2007.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended March 31, 2008, non-interest income was $156 thousand, a decrease of $14 thousand, or (8)%, from the same period in 2007.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended March 31,
	$ Amount		Change
	2008	2007	$	%
Service charges on deposit accounts	$70	$56	$14	25%
Gain on sale of loans	30	59	(29)	-49%
Loan servicing fees, net of amortization	25	21	4	19%
Grants and awards	—	13	(13)	-100%
Other income and fees	31	21	10	48%
Total non-interest income	$156	$170	$(14)	-8%

The Bank typically derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  Loan sale activity has been sluggish so far in 2008, but is expected to increase in the second and third quarters.  Approximately half of the $615 thousand of loans held for sale as of March 31, 2008, will not be eligible for sale until the third quarter of 2008, either because they are not adequately seasoned or the loans are not fully funded.

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

Non-interest expenses increased by $95 thousand or 6% for the three months ended March 31, 2008, as compared to the first quarter of 2007.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended March 31,
	$ Amount		Change
	2008	2007	$	%
Salaries and employee benefits	$962	$877	$85	10%
Occupancy expenses	121	148	(27)	-18%
Furniture and equipment	113	112	1	1%
Data processing	132	113	19	17%
Professional fees	91	56	35	63%
Marketing and business development	33	76	(43)	-57%
Office supplies and expenses	57	55	2	4%
Insurance and regulatory assessments	49	52	(3)	-6%
Loan and lease expenses	21	23	(2)	-9%
Other	141	113	28	25%
Total non-interest expense	$1,720	$1,625	$95	6%

The increase in salaries and employee benefits—the principal reason for the increase in non-interest expense—is due to increased staffing levels (up 6% from the first quarter of 2007), as well as normal annual salary increases (average salary increase of 4%).   The increases in staffing are related to the implementation of Bank’s business banking expansion plan.  Increased professional fees are legal fees related to loan workouts and general corporate matters, as well as costs of compliance with the internal control reporting mandated by the Sarbanes-Oxley Act of 2002.  Occupancy expense was down in the first quarter of 2008 due to the termination in July 2007 of a land lease in San Luis Obispo where the Bank intended to build a new administrative and main office.  The Bank now expects to lease a yet-to-be-constructed building on the same property, with no rent payments to be made until the building is substantially complete.  In order to contain expenses this quarter, we have made a substantial reduction in marketing costs.

Income Taxes

Income tax expense for the three months ended March 31, 2008, was a negative $(116) thousand, compared with a positive $52 thousand for the same period in 2007.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the first quarter of 2008 was 52.3%, compared with 28.9% for the same period in 2007.  The disparity between the effective tax rates in 2008 as compared to 2007 is primarily due to tax-exempt income on municipal securities and loans comprising a larger proportion of pre-tax income(loss) in 2008 as compared to 2007.

Balance Sheet Analysis

At March 31, 2008, consolidated assets totaled $172.5 million, as compared with $158.3 million at December 31, 2007, and $154.5 million at the end of 2007’s first quarter.  This represents an increase of $14.2 million (a 36% annual rate) since December of 2007.  Total loans increased $4.7 million (a 15% annual rate) over that period, while deposits increased $7.4 million (26% annualized) and shareholders’ equity increased $7.1 million over that same period.  Approximately half of the growth in earning assets and total assets, and nearly all of the growth in shareholders’ equity in the most recent quarter was the result of the closing of a secondary public offering of the Company’s common stock in February 2008.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter End*
	March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007		March 31, 2007
	$	%	$	%	$	%	$	%	$	%
Total Assets	$14,210	36.1%	$(4,195)	-10.2%	$6,108	15.5%	$1,925	5.0%	$(3,678)	-9.4%
Earning Assets	14,625	39.9%	(3,420)	-9.0%	5,981	16.4%	646	1.8%	(2,624)	-7.2%
Loans	4,718	15.0%	4,100	13.3%	(2,691)	-8.5%	(2,316)	-7.3%	4,537	15.0%
Deposits	7,362	26.3%	(14,462)	-45.2%	8,708	29.2%	(2,826)	-9.4%	(3,268)	-10.7%
Borrowings	—	0.0%	9,550	203.2%	(3,000)	-55.0%	4,750	112.7%	(500)	-11.7%
Shareholders’ Equity	7,052	215.9%	340	10.5%	394	12.6%	76	2.5%	175	5.8%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition

(Dollars in thousands)

	March 31, 2008		December 31, 2007		March 31, 2007
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$27,321	20.8%	$26,491	20.9%	$18,873	14.8%
Agricultural	130	0.1%	122	0.1%	113	0.1%
Municipal loans	2,787	2.1%	2,789	2.2%	3,418	2.7%
Real estate	77,528	59.1%	72,009	57.0%	68,257	53.6%
Construction	20,382	15.6%	22,513	17.8%	34,125	26.8%
Consumer	2,999	2.3%	2,504	2.0%	2,550	2.0%
Total loans	$131,147	100.0%	$126,428	100.0%	$127,336	100.0%

The table shows that loan growth in the first three months of 2008 has occurred primarily in commercial and real estate loans, while construction loans activity has declined.

Asset Quality

Non-accrual loans totaled $2.4 million at March 31, 2008, as compared to $2.0 million at December 31, 2007 and $373 thousand at March 31, 2007.

The $2.4 million of non-accrual loans as of March 31, 2008, includes a $1.9 million purchased participation in a construction loan for an affordable housing project in San Diego.  Management is working closely with the Management of the originating bank to determine the most effective action plan for the resolution of this loan.

As of March 31, 2008, $201 thousand of the non-accrual loans were SBA-guaranteed loans, with $193 thousand of the total guaranteed by the SBA.

Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of March 31, 2008 and 2007.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2008, December 31, 2007 and March 31, 2007:

Non-Performing Assets

(in thousands)

	March 31	December 31	March 31
	2008	2007	2007
Loans in nonaccrual status	$2,442	$1,988	$373
Loans past due 90 days or more and accruing	14	68	—
Restructured loans	—	—	—
Total nonperforming loans	2,456	2,056	373
Other real estate owned	—	—	—
Total nonperforming assets	$2,456	$2,056	$373

Allowance for loan losses	$1,356	$1,150	$1,027

Asset quality ratios:
Non-performing assets to total assets	1.42%	1.30%	0.24%
Non-performing loans to total loans	1.87%	1.63%	0.29%
Allowance for loan losses to total loans	1.03%	0.91%	0.81%
Allowance for loan losses to total non-performing loans	55%	56%	275%

The $2.5 million of non-performing loans as of March 31, 2008, are supported by $193 thousand of SBA loan guarantees.

Potential Problem Loans

At March 31, 2008, the Bank had approximately $8.4 million of loans that were not classified as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $5.6 million increase from the $2.8 million of potential problem loans at December 31, 2007.  The $8.4 million of potential problem loans are supported by $2.0 million of SBA loan guarantees.  Potential problem loans were identified through the ongoing loan review process.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, has deteriorated somewhat in the first quarter of 2008, and there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts and loan workouts, as necessary, but deteriorating economic conditions, uncertainties or other unforeseen changes may cause one or more borrowers to experience problems in the coming months, resulting in increased loan delinquencies.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2008 totaled $1.356 million, an increase of $206 thousand, or 72% (annualized), from December 31, 2007.  The ratio of ALLL to total loans at March 31, 2008, was 1.03%, up from 0.91% at December 31, 2007, and 0.81% at March 31, 2007.  At March 31, 2008 and 2007, the ratio of ALLL to total non-performing loans was 55% and 275%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2008 and 2007:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$1,150	$1,026
Provision for loan losses	220	—
Loans charged off	(21)	—
Recoveries of previous charge-offs	7	1
Net recoveries (charge-offs)	(14)	1
Balance at end of period	$1,356	$1,027

Allowance for loan losses as a percentage of:
Period end loans	1.03%	0.81%
Non-performing loans	55%	275%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.04%	0.00%
Provision for loan losses	0.69%	0.00%

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2008, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2008, this reserve totaled $55,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JP Morgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In 2004 the Bank established a specific loss reserve for this security of $254 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  As of March 31, 2008, the book value of the security was $52 thousand ($322 thousand amortized cost less the loss reserve, which totals $270 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aa2 or higher.  The portfolio consists of a mixture of fixed-rate mortgage-backed securities (55%), floating-rate mortgage-backed securities (10%), fixed-rate US agency securities (16%), fixed-rate tax-exempt municipal securities (13%) and fixed-rate CMO’s (6%).  None of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 4.4 years, with a duration of 3.7 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $119.8 million as of March 31, 2008, as compared with $112.4 million at December 31, 2007, and $121.0 million at March 31, 2007.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  The Bank continues to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline.  In conjunction with its business banking focus, the Bank began offering a business money market deposit account—the Premier Business Money Market account—in the fourth quarter of 2007.  To date, this product has been well-received in the local market and has been responsible for most of the growth in deposits in the first quarter of 2008.  Management expects to continue to develop unique deposit products to enhance its local deposit-gathering capabilities.

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

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place all of their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 1,800 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of March 31, 2008, the Bank had issued $6.1 million of certificates of deposit to local customers through the CDARS program.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  At December 31, 2007 and March 31, 2008 the Bank had $4.8 million and $4.8 million in brokered deposits, respectively, exclusive of the locally-generated CDARS deposits referred to above.  Management expects that brokered deposits will continue to be used in 2008 and 2009 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of March 31, 2008, borrowings from the FHLB totaled $28.2 million, with a weighted average interest rate of 4.25%.  Of the $28.2 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009.  During the second quarter of 2007, $6 million of short-term brokered deposits were replaced with $3 million of FHLB advances maturing in 2009 and another $3 million maturing in 2010.  The remaining $16.7 million was borrowed to meet shorter-term funding needs and matures on various dates from December 2008 through December 2009.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2008, December 31, 2007, and March 31, 2007:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,925	15.59%	$14,703	10.0%	$11,762	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$21,514	14.63%	$8,822	6.0%	$5,881	4.0%
Tier 1 Capital (to Average Assets)	$21,514	12.48%	$8,618	5.0%	$6,894	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,324	11.74%	$13,899	10.0%	$11,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,119	10.88%	$8,340	6.0%	$5,560	4.0%
Tier 1 Capital (to Average Assets)	$15,119	9.47%	$7,979	5.0%	$6,383	4.0%

As of March 31, 2007:
Total Capital (to Risk-Weighted Assets)	$15,591	11.31%	$13,782	10.0%	$11,026	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,509	10.53%	$8,269	6.0%	$5,513	4.0%
Tier 1 Capital (to Average Assets)	$14,509	9.45%	$7,676	5.0%	$6,141	4.0%

On June 13, 2007, the Company filed a registration statement on Form SB-2 (amended July 24, 2007) with respect to a best efforts offering of between 166,667 and 597,000 shares of its common stock at a price of $18.00 per share in a secondary public offering.  The registration became effective on August 13, 2007.  On February 15, 2008, the Company closed the offering, issuing 410,644 new common shares for gross cash proceeds of $7.4 million.  After deducting offering expenses, the net proceeds to the Company was $6.8 million.  Shortly after closing on this stock offering, the Company invested $6.4 million of the net proceeds into increasing the capital of the Bank.  The Bank plans to use the bulk of this new capital to support future growth of the Bank, particularly the new Hispanic Banking Division and planned expansion into Santa Maria in northern Santa Barbara county.

In addition, the Company has entered into an agreement for a private placement of approximately 225,000 additional shares of common stock at a purchase price of $18.00 per share, subject to regulatory approvals and certain other conditions precedent.  This private placement is expected to be completed in the second quarter of 2008.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $2.1 million in federal funds sold on March 31, 2008, and $0.2 million on March 31, 2007.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits (calculated using monthly average balances).  For the month of March 2008, the Bank’s liquidity ratio was 17.1% and the loans-to-deposits ratio was 109%.

The Bank also considers current and potential FHLB borrowings in assessing its liquidity position, as well as short-term, back-up lines of credit from correspondent banks.  Potential FHLB borrowings as of March 2008 totaled $11.2 million and correspondent bank lines of credit total $11.5 million.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	March 31	December 31	March 31
	2008	2007	2007
Commitments to Extend Credit	$27,901	$28,608	$31,466
Standby Letters of Credit	499	693	631
	$28,400	$29,301	$32,097

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

San Luis Obispo County continues to have one of the lowest unemployment rates in California, yet real estate values have declined somewhat in 2007 and 2008.  After several years of strong appreciation, residential and commercial sale activity has slowed over the past two years.  There can be no assurance that the economy will continue to be strong or that real estate values will return to pre-2006 levels in the short term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.                 Controls and Procedures

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the first quarter of 2008.

PART II - OTHER INFORMATION

Item 1.                                                           Legal  Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.                                                  Risk Factors

Not applicable.

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)

Exhibit #		Page
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)
10.17	Build-to-Suit Lease Agreement between Walter Bros. construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.19	Mission Community Bancorp 2008 Stock Incentive Plan
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

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

(G)                                Included in the Company’s Form 8-K filed on January 19, 2005

(H)                               Included in the Company’s Form 8-K filed on February 17, 2005

(I)                                    Included in the Company’s Form 10-QSB filed on August 14, 2006

(J)                                   Included in the Company’s Form 8-K filed on June 13, 2007

(K)                               Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007

(L)                                 Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007

(M)                            Included in the Company’s Form 8-K filed on August 14, 2007

(N)                               Included in the Company’s Form 8-K filed on October 23, 2007

(O)                               Included in the Company’s Form 10-KSB filed on March 28, 2008

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:	May 15, 2008

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:	May 15, 2008