Form 10-Q
period 2008-06-30
MISSION COMMUNITY BANCORP
filed 2008-08-12
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,120,576 shares of common stock outstanding as of August 1, 2008.

Mission Community Bancorp

June 30, 2008

PART I

ITEM 1.  FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited
	(dollars in thousands)
	June 30, 2008	December 31, 2007	June 30, 2007
Assets
Cash and due from banks	$2,799	$2,212	$3,266
Federal funds sold	160	3,315	4,275
Total cash and cash equivalents	2,959	5,527	7,541
Interest-bearing deposits in other banks	550	550	550
Investment securities available for sale	25,669	17,124	15,012

Loans held for sale	1,088	3,012	1,588

Loans, net of unearned income	147,354	123,416	123,432
Less allowance for loan losses	(2,986)	(1,150)	(1,045)
Net loans	144,368	122,266	122,387

Federal Home Loan Bank stock and other stock, at cost	2,195	2,021	1,592
Premises and equipment	3,466	3,537	3,624
Company owned life insurance	2,739	2,289	2,248
Accrued interest and other assets	3,017	2,003	1,874
Total Assets	$186,051	$158,329	$156,416

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing demand	$23,157	$23,165	$23,187
Money market, NOW and savings	38,710	32,630	36,725
Time certificates of deposit	64,313	56,638	58,275
Total deposits	126,180	112,433	118,187
Other borrowings	37,200	28,200	21,650
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,059	1,465	1,082
Total liabilities	167,532	145,191	144,012
Shareholders’ Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 10,000,000 shares authorized; Issued and outstanding: 1,120,576 at June 30, 2008; 689,232 at December 31, 2007; and 674,899 at June 30, 2007	14,193	7,126	6,879
Additional paid-in capital	132	108	85
Retained earnings	3,260	4,712	4,481
Accumulated other comprehensive income - unrealized appreciation(depreciation) on available-for-sale securities, net of tax	(150)	108	(125)
Total shareholders’ equity	18,519	13,138	12,404
Total Liabilities and Shareholders’ Equity	$186,051	$158,329	$156,416

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited
	(in thousands, except per share data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest Income
Interest and fees on loans	$2,291	$2,802	$4,720	$5,445
Interest on investment securities	316	165	528	336
Other interest income	44	33	138	70
Total interest income	2,651	3,000	5,386	5,851
Interest Expense
Interest on money market, NOW and savings deposits	155	243	357	487
Interest on time certificates of deposit	515	741	1,120	1,459
Other interest expense	380	296	746	550
Total interest expense	1,050	1,280	2,223	2,496
Net interest income	1,601	1,720	3,163	3,355
Provision for loan losses	2,325	15	2,545	15
Net interest income after provision for loan losses	(724)	1,705	618	3,340
Non-interest income
Service charges on deposit accounts	83	62	153	118
Gain on sale of loans	9	63	39	122
Loan servicing fees, net of amortization	21	11	45	32
Grants and awards	—	—	—	13
Other income and fees	26	22	57	43
Total non-interest income	139	158	294	328
Non-interest expense
Salaries and employee benefits	922	877	1,884	1,754
Occupancy expenses	158	140	279	288
Furniture and equipment	102	119	215	231
Data processing	131	117	263	230
Professional fees	82	86	173	142
Marketing and business development	57	71	90	147
Office supplies and expenses	57	52	114	107
Insurance and regulatory assessments	52	49	101	101
Loan and lease expenses	25	23	46	46
Provision for unfunded commitments	15	—	15	—
Other expenses	148	128	288	241
Total non-interest expense	1,749	1,662	3,468	3,287
Income (loss) before income taxes	(2,334)	201	(2,556)	381
Income tax expense (benefit)	(988)	57	(1,104)	109
Net income (loss)	$(1,346)	$144	$(1,452)	$272
Net income (loss) applicable to common stock	$(1,205)	$109	$(1,298)	$231

Per Common Share Data:
Net Income (Loss) - Basic	$(1.08)	$0.18	$(1.28)	$0.34
Net Income (Loss) - Diluted	$(1.08)	$0.17	$(1.28)	$0.32

Average common shares outstanding - basic	1,120,576	673,795	1,017,147	673,598
Average common shares outstanding - diluted	N/A	714,703	N/A	717,113

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2007	$1,084	673,399	$6,859	$61		$4,209	$(59)	$12,154

Exercise of stock options and related tax benefit of $5		1,500	20					20

Stock-based compensation				24				24

Comprehensive income:
Net income					$272	272		272
Net unrealized gain on available-for-sale securities, net of taxes of $46	—	—	—	—	(66)	—	(66)	(66)
Total comprehensive income					$206

Balance at June 30, 2007	$1,084	674,899	$6,879	$85		$4,481	$(125)	$12,404

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options and related tax benefit of $25		20,700	232					232

Issuance of common stock in public offering, net of offering expenses		410,644	6,835					6,835

Stock-based compensation				24				24

Comprehensive income (loss):
Net income (loss)					$(1,452)	(1,452)		(1,452)
Net unrealized gain on available-for-sale securities, net of taxes of $180	—	—	—	—	(258)	—	(258)	(258)
Total comprehensive income (loss)					$(1,710)

Balance at June 30, 2008	$1,084	1,120,576	$14,193	$132		$3,260	$(150)	$18,519

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary

Condensed Consolidated Statements of Cash Flows

	(Unaudited - dollars in thousands)
	For the Six Months Ended
	June 30, 2008	June 30, 2007
Operating Activities
Net income (loss)	$(1,452)	$272
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	176	179
Accretion of discount on securities and loans, net	(88)	(75)
Provision for credit losses	2,545	15
Provision for losses on unfunded loan commitments	15	—
Stock-based compensation	24	24
Gain on loan sales	(39)	(121)
Increase in company-owned life insurance	(45)	(41)
Other, net	(1,295)	63
Proceeds from loan sales	2,712	443
Loans originated for sale	(718)	(2,940)
Net cash provided by (used in) operating activities	1,835	(2,181)
Investing Activities
Net change in Federal Home Loan Bank and other stock	(135)	(258)
Purchase of available-for-sale securities	(12,880)	(997)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,922	2,285
Net (increase) decrease in loans	(24,615)	479
Purchase of bank-owned life insurance	(405)	—
Purchases of premises and equipment	(109)	(79)
Proceeds from sale of fixed assets	5	—
Net cash provided by (used in) investing activities	(34,217)	1,430
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	6,072	(3,012)
Net increase (decrease) in time deposits	7,675	(3,081)
Net increase in other borrowings	9,000	4,250
Proceeds from issuance of common stock in public offering, net	6,835	—
Proceeds from exercise of stock options	232	20
Net cash provided by (used in) financing activities	29,814	(1,823)
Net decrease in cash and cash equivalents	(2,568)	(2,574)
Cash and cash equivalents at beginning of year	5,527	10,115
Cash and cash equivalents at end of period	$2,959	$7,541

Supplemental disclosures of cash flow information:
Interest paid	$2,266	$2,550
Taxes paid	35	20

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and six-month periods ended June 30, 2008 and 2007 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note 2 – Stock Based Compensation

The Company has a stock option plan, adopted in 1998, which is more fully described in Note I to the consolidated financial statements in the Company’s Annual Report on Form 10-KSB.  The 1998 Stock Option Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the shareholders of the Company adopted the Mission Community Bancorp 2008 Stock Option Plan, which provides for the grant of various equity awards, including stock options.

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

On May 27, 2008, the Company granted to the Bank’s two most senior officers options for a total of 41,064 shares of common stock at an exercise price of $18.00 per share.  These non-qualified stock options were granted under the 2008 Stock Incentive Plan, vest over five years, and expire ten years after the date of grant.  The fair value ascribed to those options, using the Black-Scholes option pricing model, was $4.58 per share, or a total of $188,073.

During the six-month periods ended June 30, 2008 and 2007, the Bank recognized pre-tax stock-based compensation expense of $24 thousand and $24 thousand, respectively, as a result of adopting SFAS 123R.  As of June 30, 2008, the Company has unvested options outstanding with unrecognized compensation expense totaling $248 thousand, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2008	$40
2009	79
2010	38
2011	38
2012	38
2013	15
Total unrecognized compensation cost	$248

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

The following table presents information regarding the methods used to measure fair value for those balance sheet items presented at fair value:

(In thousands - June 30, 2008)	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$25,624	$45	$25,669

(In thousands)	Fair Value Measurements for Available-for-Sale Securities Using Significant Unobservable Inputs (Level 3)
Beginning balance 12/31/07	$—
Transfers into Level 3	227
Unrealized gains (losses) included in other comprehensive income (loss)	(168)
Purchases	—
Settlements	—
Paydowns and maturities	(14)
Ending Balance 6/30/08	$45

Total unrealized gains (losses) for the period relating to assets still held at the reporting date	$(168)

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

Overview of Results of Operations and Financial Condition

•                  The Company incurred a net loss of $(1.452) million for the first half of 2008, and $(1.346) million for the second quarter, as compared with $272 thousand in net income for the first six months and $144 thousand for the second quarter of 2007. The factors resulting in the 2008 loss will be discussed below.

•                  The provision for loan losses increased by $2.530 million from the first six months of 2007 to the first half of 2008, due to loan growth, an increase in the level of non-accrual loans, and a decline in the quality of a few large credits during the second quarter.  As a result, management has reassessed the appropriate level for the allowance for loan losses as of June 30, 2008.

•                  Net interest income for the six-month period ended June 30, 2008 decreased by $192 thousand, or 6%, from the comparable period in 2007, due primarily to a decrease in the net interest margin of 80 basis points.  For the second quarter, net interest income decreased by $119 thousand, or 7%, also due to a drop in the net interest margin.  The net interest margin decrease is attributable primarily to the reduction in the prime lending rate by 3.25% over the past year.  In order to retain deposits in a competitive market, the Bank has been unable to reduce deposit rates to the same degree over that period, placing a squeeze on the net interest margin.

•                  For the six months ended June 30, 2008, non-interest income decreased by $34 thousand, or 10%, from the same period in 2007, primarily due to reduced sales of SBA-guaranteed loans in 2008.

•                  Non-interest expense increased by $181 thousand, or 6%, for the six months ended June 30, 2008, as compared to the first quarter of 2007, principally due to increased costs for salaries and benefits in 2008.

•                  Total assets increased by $27.8 million, or 17.6%, from December 31, 2007 to June 30, 2008.  Total loans increased by $22.0 million, or 17.4%, from December 31, 2007 to June 30, 2008, while deposits increased by $13.7 million, or 12.2%.

•                  On February 15, 2008, the Company issued 410,644 new common shares in a secondary public offering for gross cash proceeds of $7.4 million ($18.00 per share).  After deducting offering expenses, the net proceeds to the Company was $6.8 million.  Shortly after closing on this stock offering, the Company invested $6.4 million of the net proceeds into increasing the capital of the Bank.

Income Summary

For the three months ended June 30, 2008, the Company incurred a net loss of $(1.346) million.  This compares with net income of $144 thousand for the comparable period of 2007.  Return on average assets (annualized) was a negative (3.00)% for the second quarter of 2008, as compared with a positive 0.37% for the second quarter of 2007.  Annualized return on average equity was (26.8)% for the second quarter of 2008 as compared with 4.6% for the comparable 2007 period.

For the six months ended June 30, 2008, the net loss was $(1.452) million, a decrease of $1.724 million, as compared with the $272 thousand in net income for first half of 2007.  Annualized return on average assets was (1.68)% for the first six months of 2008, as compared with 0.35% for the same period in 2007.  Annualized return on average equity was (16.1)% for the first half of 2008 as compared with 4.4% for the comparable 2007 period.

The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income
	Increase (Decrease)
	2nd Quarter	Six Months
Change from 2007 to 2008 in:
Net interest income	$(119)	$(192)
Provision for loan losses	(2,310)	(2,530)
Non-interest income	(19)	(34)
Non-interest expense	(87)	(181)
Change in income before income taxes	$(2,535)	$(2,937)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2008, net interest income was $1.601 million, a decrease of $119 thousand, or 7%, from the comparable period in 2007.  For the six months, 2008’s net interest income was $3.163 million, down $192 thousand from 2007.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.85% for the three-month period ended June 30, 2008, a decrease of 90 basis points as compared to the same period in 2007.  For the six months, the net interest margin was 3.95% in 2008, down 80 basis points from the first six months of 2007.  The decrease in the net interest margin in 2008 was principally attributable to the reduction in the prime lending rate by 3.25% from January 2007 to June 2008.  In order to retain deposits in a competitive market, the Bank has been unable to reduce deposit rates to the same degree over that period, placing a squeeze on the net interest margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2008 and 2007:

Net Interest Analysis

(Dollars in thousands)

	For the Three Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income*	$140,808	$2,291	6.60%*	$127,876	$2,802	8.78%*
Investment securities*	27,147	316	4.96%*	15,737	165	4.46%*
Federal funds sold	594	3	2.23%	1,449	19	5.17%
Other interest income	2,798	41	5.87%	2,020	14	2.78%
Total interest-earning assets	171,347	$2,651	6.31%	147,082	$3,000	8.20%
Non-interest-earning assets:
Allowance for loan losses	(1,384)			(1,033)
Cash and due from banks	2,174			2,606
Premises and equipment	3,503			3,671
Other assets	4,761			4,531
Total assets	$180,401			$156,857

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Interest-bearing deposits: Transaction accounts	$20,828	$90	1.73%	$13,882	$102	2.91%
Savings deposits	20,119	65	1.30%	21,845	141	2.56%
Certificates of deposit	59,025	515	3.51%	60,861	741	4.83%
Total interest-bearing deposits	99,972	670	2.70%	96,588	984	4.04%
Federal funds purchased	136	1	2.81%	3	—	6.23%
Federal Home Loan Bank advances	34,047	331	3.91%	18,954	227	4.74%
Subordinated debt	3,093	48	6.32%	3,093	69	8.88%
Total borrowed funds	37,276	380	4.10%	22,050	296	5.32%
Total interest-bearing liabilities	137,248	1,050	3.08%	118,638	1,280	4.28%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,681			24,461
Other liabilities	1,240			1,256
Total liabilities	160,169			144,355
Shareholders’ equity	20,232			12,502
Total liabilities and shareholders’ equity	$180,401			$156,857
Net interest-rate spread			3.23%			3.92%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.62%			0.83%
Net interest income		$1,601	3.85%**		$1,720	4.75%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Net Interest Analysis

(Dollars in thousands)

	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$134,334	$4,720	7.13%*	$126,374	$5,445	8.77%*
Investment securities*	23,081	528	4.91%*	15,983	336	4.50%*
Federal funds sold	3,228	50	3.14%	1,287	34	5.27%
Other interest income	4,070	88	4.35%	1,953	36	3.78%
Total interest-earning assets / interest income	164,713	5,386	6.67%	145,597	5,851	8.20%
Non-interest-earning assets:
Allowance for loan losses	(1,274)			(1,030)
Cash and due from banks	2,296			2,490
Premises and equipment	3,522			3,691
Other assets	4,613			4,588
Total assets	$173,870			$155,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$18,802	196	2.10%	$13,080	192	2.95%
Savings deposits	20,495	161	1.58%	22,924	295	2.60%
Certificates of deposit	58,361	1,120	3.86%	60,467	1,459	4.87%
Total interest-bearing deposits	97,658	1,477	3.04%	96,471	1,946	4.07%
Federal funds purchased	68	1	2.81%	9	—	6.34%
Federal Home Loan Bank advances	31,136	636	4.11%	17,389	412	4.78%
Subordinated debt	3,093	109	7.10%	3,093	138	8.98%
Total borrowed funds	34,297	746	4.38%	20,491	550	5.41%
Total interest-bearing liabilities / interest expense	131,955	2,223	3.39%	116,962	2,496	4.30%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,435			24,721
Other liabilities	1,304			1,281
Total liabilities	155,694			142,964
Shareholders’ equity	18,176			12,372
Total liabilities and shareholders’ equity	$173,870			$155,336
Net interest-rate spread			3.28%			3.90%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.67%			0.85%
Net interest income / margin on earning assets		$3,163	3.95%**		$3,355	4.75%**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents

** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-  and six-month periods ended June 30, 2008 and 2007.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	Three Months Ended June 30, 2008
	Compared to 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$263	$(774)	$(511)
Investment securities	131	20	151
Federal funds sold	(8)	(8)	(16)
Other interest income	7	20	27
Total increase (decrease) in interest income	393	(742)	(349)

Interest-bearing liabilities:
Transaction accounts	39	(51)	(12)
Savings deposits	(10)	(66)	(76)
Certificates of deposit	(22)	(204)	(226)
Total interest-bearing deposits	7	(321)	(314)
Federal funds purchased	1	—	1
FHLB advances	153	(49)	104
Subordinated debt	—	(21)	(21)
Total borrowed funds	154	(70)	84
Total increase (decrease) in interest expense	161	(391)	(230)
Increase (decrease) in net interest income	$232	$(351)	$(119)

Rate / Volume Variance Analysis

(In thousands)

	Six Months Ended June 31, 2008
	Compared to 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$327	$(1,052)	$(725)
Investment securities	160	32	192
Federal funds sold	35	(19)	16
Other interest income	45	7	52
Total increase (decrease) in interest income	567	(1,032)	(465)

Interest-bearing liabilities:
Transaction accounts	69	(65)	4
Savings deposits	(29)	(105)	(134)
Certificates of deposit	(49)	(290)	(339)
Total interest-bearing deposits	(9)	(460)	(469)
Federal funds purchased	1	—	1
FHLB advances	288	(64)	224
Subordinated debt	—	(29)	(29)
Total borrowed funds	289	(93)	196
Total increase (decrease) in interest expense	280	(553)	(273)
Increase (decrease) in net interest income	$287	$(479)	$(192)

The tables above reflect the impact of lower yields received on loans due to the reduction in the prime rate over the past year, while growth in the balances of loans and other interest-earning assets have had a positive, albeit lesser, impact.  On the liability side, the rate reductions have also had a beneficial effect, but not enough to offset the reduction in loan yields.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain stable until at least year’s end, which we expect would result in minimal changes in the Bank’s net interest margin for the balance of the year.

Provision for Loan Losses

The Bank recorded a $2.325 million provision for loan losses for the three months ended June 30, 2008, and $2.545 million for the first six months of 2008.  A $15 thousand provision was recorded in the second quarter and first half of 2007.  The Bank had $721 thousand of charge-offs and $12 thousand of recoveries for the first six months of 2008, as compared with no charge-offs and $4 thousand of recoveries for the first half of 2007.  The ratio of allowance for loan losses to total loans was 2.00% at June 30, 2008, as compared to 0.84% a year ago and 0.91% as of December 31, 2007.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended June 30, 2008, non-interest income was $139 thousand, a decrease of $19 thousand, or 12%, from the same period in 2007.  For the six months, non-interest income decreased $34 thousand, or 10%.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2008	2007	$	%	2008	2007	$	%
Service charges on deposit accounts	$83	$62	$21	34%	$153	$118	$35	30%
Gain on sale of loans	9	63	(54)	-86%	39	122	(83)	-68%
Loan servicing fees, net of amortization	21	11	10	91%	45	32	13	41%
Grants and awards	—	—	—	nm	—	13	(13)	-100%
Other income and fees	26	22	4	18%	57	43	14	33%
Total non-interest income	$139	$158	$(19)	-12%	$294	$328	$(34)	-10%

nm - not meaningful

The Bank typically derives a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  Loan sale activity has been sluggish so far in 2008, but is expected to increase in the third and fourth quarters.

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

Non-interest expenses increased by $87 thousand or 5% for the three months ended June 30, 2008, as compared to the second quarter of 2007.  For the six months, non-interest expense increased $181 thousand, or 6%.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2008	2007	$	%	2008	2007	$	%
Salaries and employee benefits	$922	$877	$45	5%	$1,884	$1,754	$130	7%
Occupancy expenses	158	140	18	13%	279	288	(9)	-3%
Furniture and equipment	102	119	(17)	-14%	215	231	(16)	-7%
Data processing	131	117	14	12%	263	230	33	14%
Professional fees	82	86	(4)	-5%	173	142	31	22%
Marketing and business development	57	71	(14)	-20%	90	147	(57)	-39%
Office supplies and expenses	57	52	5	10%	114	107	7	7%
Insurance and regulatory assessments	52	49	3	6%	101	101	—	0%
Loan and lease expenses	25	23	2	9%	46	46	—	0%
Other	148	128	20	16%	288	241	47	20%
Total non-interest expense	$1,749	$1,662	$87	5%	$3,468	$3,287	$181	6%

The increase in salaries and employee benefits—the principal reason for the increase in non-interest expense—is due to increased staffing levels (up 3% from the second quarter of 2007), as well as normal annual salary increases (average salary increase of 3%).   The increases in staffing are related to the implementation of Bank’s business banking expansion plan.  Increased professional fees are legal fees related to loan workouts and general corporate matters, as well as costs of compliance with the internal control reporting mandated by the Sarbanes-Oxley Act of 2002.

Occupancy expense was down in the first quarter of 2008 due to the termination in July 2007 of a land lease in San Luis Obispo where the Bank intended to build a new administrative and main office.  The Bank now expects to lease a yet-to-be-constructed building on the same property, with no rent payments to be made until the building is substantially complete.  In the second quarter of 2008 occupancy costs increased again, as the Bank began incurring rental expense on the site for the new Santa Maria branch office, which is expected to open during the fourth quarter of 2008.

Income Taxes

Income tax expense for the three months ended June 30, 2008, was a negative $(988) thousand, compared with a positive $57 thousand for the same period in 2007.  For the six-month periods ended June 30, 2008 and 2007, income tax expense totaled $(1,104) thousand and $109 thousand, respectively.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the second quarter of 2008 was 42.3%, compared with 28.4% for the same period in 2007.  For the six months, the effective income tax rates were 43.2% and 28.6% for 2008 and 2007, respectively.  The disparity between the effective tax rates in 2008 as compared to 2007 is primarily due to tax-exempt income on municipal securities and loans comprising a larger proportion of pre-tax income(loss) in 2007 as compared to 2008.

Balance Sheet Analysis

At June 30, 2008, consolidated assets totaled $186.1 million, as compared with $158.3 million at December 31, 2007, and $156.4 million at the end of 2007’s second quarter.  This represents an increase of $27.8 million (a 35% annual rate) since December of 2007.  Total loans increased $22.0 million (a 35% annual rate) over that period, while deposits increased $13.7 million (25%

annualized) and shareholders’ equity increased $5.4 million over that same period. The growth in shareholders’ equity since December 31, 2007, was the result of the closing of a secondary public offering of the Company’s common stock in February 2008.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth

(dollars in thousands)

	Increase(Decrease) From Previous Quarter End*
	June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007		June 30, 2007
	$	%	$	%	$	%	$	%	$	%
Total Assets	$13,512	31.5%	$14,210	36.1%	$(4,195)	-10.2%	$6,108	15.5%	$1,925	5.0%
Earning Assets	12,778	31.7%	14,625	39.9%	(3,420)	-9.0%	5,981	16.4%	646	1.8%
Loans	17,295	53.0%	4,718	15.0%	4,100	13.3%	(2,691)	-8.5%	(2,316)	-7.3%
Deposits	6,385	21.4%	7,362	26.3%	(14,462)	-45.2%	8,708	29.2%	(2,826)	-9.4%
Borrowings	9,000	128.4%	—	0.0%	9,550	203.2%	(3,000)	-55.0%	4,750	112.7%
Shareholders’ Equity	(1,671)	-33.3%	7,052	215.9%	340	10.5%	394	12.6%	76	2.5%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition

(Dollars in thousands)

	June 30, 2008		December 31, 2007		June 30, 2007
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$29,849	20.1%	$26,491	20.9%	$22,321	17.9%
Agricultural	—	0.0%	122	0.1%	122	0.1%
Municipal loans	2,782	1.9%	2,789	2.2%	3,551	2.8%
Real estate	88,059	59.3%	72,009	57.0%	66,070	52.8%
Construction	24,388	16.4%	22,513	17.8%	30,592	24.5%
Consumer	3,364	2.3%	2,504	2.0%	2,364	1.9%
Total loans	$148,442	100.0%	$126,428	100.0%	$125,020	100.0%

The table shows that loan growth in the first six months of 2008 has occurred primarily in commercial and real estate loans, while construction loan activity has declined as a percentage of the total portfolio.

Asset Quality

Non-accrual loans totaled $4.9 million at June 30, 2008, as compared to $2.0 million at December 31, 2007 and $186 thousand at June 30, 2007.

Except for one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of June 30, 2008 and 2007.

The $4.9 million of non-accrual loans as of June 30, 2008, includes a $1.9 million purchased participation in a construction loan for an affordable housing project in San Diego.  Management is working closely with the management of the originating bank to determine the most effective action plan for the resolution of this loan.  Also included in non-accrual loans are two loans which are secured by business assets.  These loans—originally totaling $2.1 million—were charged down in the second quarter of 2008 to $1.4 million, the amount which is currently expected to be collectible.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2008, December 31, 2007 and June 30, 2007:

Non-Performing Assets

(in thousands)

	June 30	December 31	June 30
	2008	2007	2007
Loans in nonaccrual status	$4,944	$1,988	$186
Loans past due 90 days or more and accruing	—	68	204
Restructured loans	—	—	—
Total nonperforming loans	4,944	2,056	390
Other real estate owned	—	—	—
Total nonperforming assets	$4,944	$2,056	$390

Allowance for loan losses	$2,986	$1,150	$1,045

Asset quality ratios:
Non-performing assets to total assets	2.66%	1.30%	0.25%
Non-performing loans to total loans	3.33%	1.63%	0.31%
Allowance for loan losses to total loans	2.01%	0.91%	0.84%
Allowance for loan losses to total non-performing loans	60%	56%	268%

The $4.9 million of non-performing loans as of June 30, 2008, are supported by $1.0 million of SBA loan guarantees.

Potential Problem Loans

At June 30, 2008, the Bank had approximately $4.5 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $1.7 million increase from the $2.8 million of potential problem loans at December 31, 2007.  The $4.5 million of potential problem loans are supported by $1.4 million of SBA loan guarantees.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, indicated some deterioration in the first six months of 2008, and there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts and loan workouts, as necessary, but deteriorating economic conditions, uncertainties or other unforeseen changes may cause one or more borrowers to experience problems in the coming months, resulting in increased loan delinquencies.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2008 totaled $2.986 million, an increase of $1.836 million from December 31, 2007.  The ratio of ALLL to total loans at June 30, 2008, was 2.01%, up from 0.91% at December 31, 2007, and 0.84% at June 30, 2007.  At June 30, 2008 and 2007, the ratio of ALLL to total non-performing loans was 60% and 268%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and six-month periods ended June 30, 2008 and 2007:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$1,356	$1,027	$1,150	$1,026
Provision for loan losses	2,325	15	2,545	15
Loans charged off	(700)	—	(721)	—
Recoveries of previous charge-offs	5	3	12	4
Net recoveries (charge-offs)	(695)	3	(709)	4
Balance at end of period	$2,986	$1,045	$2,986	$1,045

Allowance for loan losses as a percentage of:
Period end loans	2.01%	0.84%	2.01%	0.84%
Non-performing loans	60%	268%	60%	268%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	1.99%	-0.01%	1.07%	-0.01%
Provision for loan losses	6.64%	0.05%	3.82%	0.02%

The Bank underwent both an annual external credit review and a regulatory examination in the normal course of business during the first quarter of 2008.  While there were no noted issues reflected in the first quarter reviews, recent events in the banking sector caused management to initiate an additional third party credit review in the second quarter of 2008.  After the results of this review, management and the board of directors decided to enhance the allowance for loan and lease losses (“ALLL”) by $2.3 million.  This increase is primarily in response to estimated risk in four relationships. Three of these are real estate secured for which the underlying collateral is experiencing significant stress and are now impaired.  The fourth impaired relationship includes the two loans secured by business assets mentioned above.

Enhancements have been made to credit and risk management policies and procedures in the area of credit administration to ensure timely recognition and response to any further credit issues as they might arise.

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2008, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2008, this reserve totaled $70,000 and is included in other liabilities in the consolidated balance sheet.

Investments

Included in the Bank’s investment securities portfolio is a collateralized mortgage obligation (“CMO”) originally issued by a manufactured housing company on the East Coast.  The parent company of the issuer filed for bankruptcy in November 2002 and securities issued by the company were downgraded to “D” by the Standard and Poor’s rating agency.  To date, the Bank has received all scheduled interest payments but none of the scheduled principal payments.

Management receives monthly reports from JPMorgan that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In 2004 the Bank established a specific loss reserve for this security of $254 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  As of June 30, 2008, the book value of the security was $45 thousand ($320 thousand amortized cost less the loss reserve, which totals $275 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aa2 or higher.  The portfolio consists of a mixture of fixed-rate mortgage-backed securities (56%), floating-rate mortgage-backed securities (10%), fixed-rate US agency securities (13%), fixed-rate tax-exempt municipal securities (14%) and fixed-rate CMO’s (7%).  None of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 5.0 years, with a duration of 4.1 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $126.2 million as of June 30, 2008, as compared with $112.4 million at December 31, 2007, and $118.2 million at June 30, 2007.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  The Bank continues to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline.  In conjunction with its business banking focus, the Bank began offering a business money market deposit account—the Premier Business Money Market account—in the fourth quarter of 2007.  To date, this product has been well-received in the local market and has been responsible for much of the growth in deposits in the first half of 2008.  In the second quarter of 2008 the Bank rolled out a similar product for non-profit organizations.  Management expects to continue to develop unique deposit products to enhance its local deposit-gathering capabilities.

The Bank’s Mission Community Club suite of deposit products provides new bank customers with free checking, higher-than-normal yields on savings accounts and certificates of deposit, and attractive interest rates on credit cards.  As a part of the Community Club program, the Bank supported five local non-profit organizations with grants of $5,000 each in the second quarter of 2006, another five non-profit organizations in 2007, and a third group of five non-profits in 2008.

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place all of their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 2,000 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of June 30, 2008, the Bank had issued $6.8 million of certificates of deposit to local customers through the CDARS program.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  At December 31, 2007 and June 30, 2008 the Bank had $4.8 million and $12.0 million in brokered deposits, respectively, exclusive of the locally-generated CDARS deposits referred to above.  Management expects that brokered deposits will continue to be used in 2008 and 2009 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of June 30, 2008, borrowings from the FHLB totaled $37.2 million, with a weighted average interest rate of 3.91%.  Of the $37.2 million, $3.0 million was borrowed for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed for five years to “match-fund” a pool of fixed rate loans maturing in 2009.  During the second quarter of 2007, $6 million of short-term brokered deposits were replaced with $3 million of FHLB advances maturing in 2009 and another $3 million maturing in 2010.  The remaining $16.7 million was borrowed to meet shorter-term funding needs and matures on various dates from December 2008 through December 2009.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2008, December 31, 2007, and June 30, 2007:

Mission Community Bank

Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)	$22,328	13.62%	$16,398	10.0%	$13,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,256	12.35%	$9,839	6.0%	$6,559	4.0%
Tier 1 Capital (to Average Assets)	$20,256	11.29%	$8,973	5.0%	$7,179	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,324	11.74%	$13,899	10.0%	$11,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,119	10.88%	$8,340	6.0%	$5,560	4.0%
Tier 1 Capital (to Average Assets)	$15,119	9.47%	$7,979	5.0%	$6,383	4.0%

As of June 30, 2007:
Total Capital (to Risk-Weighted Assets)	$15,834	11.30%	$14,017	10.0%	$11,213	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,734	10.51%	$8,410	6.0%	$5,607	4.0%
Tier 1 Capital (to Average Assets)	$14,734	9.44%	$7,806	5.0%	$6,245	4.0%

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

In addition, the Company has entered into an agreement for a private placement of approximately 225,000 additional shares of common stock at a purchase price of $18.00 per share, subject to regulatory approvals and certain other conditions precedent.  This private placement is expected to be completed in the third quarter of 2008.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $160 thousand in federal funds sold on June 30, 2008, and $4.3 million on June 30, 2007.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits (calculated using monthly average balances).  For the month of June 2008, the Bank’s liquidity ratio was 4.7% and the loans-to-deposits ratio was 117%.

The Bank also considers current and potential FHLB borrowings in assessing its liquidity position, as well as short-term, back-up lines of credit from correspondent banks.  Potential FHLB borrowings as of June 2008 totaled $6.7 million and correspondent bank lines of credit total $6.5 million.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments

(in thousands)

	June 30	December 31	June 30
	2008	2007	2007
Commitments to Extend Credit	$31,133	$28,608	$31,313
Standby Letters of Credit	197	693	631
	$31,330	$29,301	$31,944

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended June 30, 2008.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company’s Annual Meeting of Shareholders, which was held on May 28, 2008:

Election of Directors — Election of the following nine persons to the Board of Directors to serve until the 2009 Annual Meeting of Shareholders and until their successors are elected and have qualified:

Bruce M. Breault
Roxanne Carr
William B. Coy
Richard Korsgaard
Karl F. Wittstrom
Anita M. Robinson
Robin L. Rossi
Gary E. Stemper
Brooks W. Wise

	Shares	Percent
Authority given	923,549	82.4%
Authority withheld	22,315	2.0
Abstain	-0-	-0-

Approval of the 2008 Stock Incentive Plan:

	Shares	Percent
For	722,665	64.5%
Against	103,412	9.2
Abstain	11,756	1.1
Broker nonvotes	108,031	9.6

A total of 945,864 shares (84.4% of those outstanding and entitled to vote) were represented in person or by proxy.

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits

Exhibit Index:

Exhibit #		Page
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (J)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Bylaws (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
4.7

Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (E)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)

Exhibit #		Page
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)
10.17	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.19	Mission Community Bancorp 2008 Stock Incentive Plan (P)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act

(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 8-K filed on October 21, 2003
(F)	Included in the Company’s Form 10-QSB filed on August 10, 2004
(G)	Included in the Company’s Form 8-K filed on January 19, 2005
(H)	Included in the Company’s Form 8-K filed on February 17, 2005
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006
(J)	Included in the Company’s Form 8-K filed on June 13, 2007
(K)	Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007
(L)	Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(M)	Included in the Company’s Form 8-K filed on August 14, 2007
(N)	Included in the Company’s Form 8-K filed on October 23, 2007
(O)	Included in the Company’s Form 10-KSB filed on March 28, 2008
(P)	Included in the Company’s Form 10-Q filed on May 15, 2008

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated: August 12, 2008

By:	/s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated: August 12, 2008