Form 10-Q
period 2008-09-30
MISSION COMMUNITY BANCORP
filed 2008-11-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California	77-0559736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

581 Higuera St., San Luis Obispo, California  93401
(Address of principal executive offices)
(805) 782-5000
Issuer’s telephone number

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,120,576 shares of common stock outstanding as of November 3, 2008.

Mission Community Bancorp
September 30, 2008

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements                                                                                                                          Page

Condensed Consolidated Balance Sheets at
September 30, 2008, December 31, 2007 and September 30, 2007                                                       3

Condensed Consolidated Statements of Income
for the Three- and Nine-Month Periods Ended September 30, 2008 and 2007                                4

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Nine-Month Periods Ended September 30, 2008 and 2007                                                    5

Condensed Consolidated Statements of Cash Flows
for the Nine-Month Periods Ended September 30, 2008 and 2007                                                    6

Notes to Consolidated Financial Statements                                                                                               7

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations                                                          11

Item 3. Quantitative and Qualitative Disclosures About Market Risk 25

Item 4T. Controls and Procedures 25

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                                                26
Item 1A.  Risk Factors                                                                                                                                       26
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                      26
Item 3.  Defaults Upon Senior Securities                                                                                                        26
Item 4.  Submission of Matters to a Vote of Security Holders                                                                    26
Item 5.  Other Information                                                                                                                                 26
Item 6.  Exhibits                                                                                                                                                   26

PART I

ITEM 1.                      FINANCIAL STATEMENTS

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)

	September 30, 2008	December 31, 2007	September 30, 2007
Assets
Cash and due from banks	$5,177	$2,212	$3,067
Federal funds sold	22,835	3,315	4,005
Total cash and cash equivalents	28,012	5,527	7,072
Interest-bearing deposits in other banks	6,550	550	8,050
Investment securities available for sale	23,872	17,124	16,454

Loans held for sale	2,279	3,012	1,583

Loans, net of unearned income	149,076	123,416	120,746
Less allowance for loan losses	(2,946)	(1,150)	(1,096)
Net loans	146,130	122,266	119,650

Federal Home Loan Bank stock and other stock, at cost	2,545	2,021	1,604
Premises and equipment	3,551	3,537	3,598
Company owned life insurance	2,765	2,289	2,269
Accrued interest and other assets	3,046	2,003	2,244
Total Assets	$218,750	$158,329	$162,524

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$26,007	$23,165	$24,102
Money market, NOW and savings	34,764	32,630	36,756
Time certificates of deposit	89,422	56,638	66,037
Total deposits	150,193	112,433	126,895
Other borrowings	45,700	28,200	18,650
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,151	1,465	1,088
Total liabilities	200,137	145,191	149,726
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,120,576 at September 30, 2008;
689,232 at December 31, 2007;
and 685,232 at September 30, 2007	14,193	7,126	7,073
Additional paid-in capital	152	108	96
Retained earnings	3,385	4,712	4,557
Accumulated other comprehensive income -
unrealized appreciation(depreciation) on available-for-sale
securities, net of tax	(201)	108	(12)
Total shareholders' equity	18,613	13,138	12,798
Total Liabilities and Shareholders' Equity	$218,750	$158,329	$162,524

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Interest Income
Interest and fees on loans	$2,460	$2,660	$7,180	$8,105
Interest on investment securities	301	176	829	512
Other interest income	96	111	234	181
Total interest income	2,857	2,947	8,243	8,798
Interest Expense
Interest on money market, NOW and savings deposits	172	261	529	748
Interest on time certificates of deposit	624	762	1,744	2,221
Other interest expense	442	330	1,188	880
Total interest expense	1,238	1,353	3,461	3,849
Net interest income	1,619	1,594	4,782	4,949
Provision for loan losses	-	65	2,545	80
Net interest income after provision for loan losses	1,619	1,529	2,237	4,869
Non-interest income
Service charges on deposit accounts	109	92	262	210
Gain on sale of loans	159	116	198	238
Brokered loan fees	-	11	-	11
Loan servicing fees, net of amortization	10	13	55	45
Grants and awards	-	241	-	254
Other income and fees	30	22	87	65
Total non-interest income	308	495	602	823
Non-interest expense
Salaries and employee benefits	905	893	2,789	2,647
Occupancy expenses	144	140	423	428
Furniture and equipment	119	103	334	334
Data processing	135	128	398	358
Professional fees	144	66	317	208
Marketing and business development	63	88	153	235
Office supplies and expenses	51	59	165	166
Insurance and regulatory assessments	53	50	154	151
Loan and lease expenses	32	22	78	68
Provision for unfunded commitments	-	-	15	-
Other expenses	117	103	405	344
Total non-interest expense	1,763	1,652	5,231	4,939
Income (loss) before income taxes	164	372	(2,392)	753
Income tax expense (benefit)	39	130	(1,065)	239
Net income (loss)	$125	$242	$(1,327)	$514
Net income (loss) applicable to common stock	$112	$205	$(1,191)	$436

Per Common Share Data:
Net Income (Loss) - Basic	$0.10	$0.30	$(1.13)	$0.64
Net Income (Loss) - Diluted	$0.10	$0.29	$(1.13)	$0.61

Average common shares outstanding - basic	1,120,576	683,184	1,051,875	676,828
Average common shares outstanding - diluted	1,127,119	718,958	N/A	718,013

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2007	$1,084	673,399	$6,859	$61		$4,209	$(59)	$12,154

Exercise of stock options
and related tax benefit of $96		41,233	508					508

Repurchase of common stock		(29,400)	(294)			(166)		(460)

Stock-based compensation				35				35

Comprehensive income:
Net income					$514	514		514
Net unrealized gain on
available-for-sale securities,
net of taxes of $32	-	-	-	-	47	-	47	47
Total comprehensive income					$561

Balance at September 30, 2007	$1,084	685,232	$7,073	$96		$4,557	$(12)	$12,798

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options
and related tax benefit of $25		20,700	232					232

Issuance of common stock
in public offering, net
of offering expenses		410,644	6,835					6,835

Stock-based compensation				44				44

Comprehensive income (loss):
Net income (loss)					$(1,327)	(1,327)		(1,327)
Net unrealized loss on
available-for-sale securities,
net of taxes of $215	-	-	-	-	(309)	-	(309)	(309)
Total comprehensive income (loss)					$(1,636)

Balance at September 30, 2008	$1,084	1,120,576	$14,193	$152		$3,385	$(201)	$18,613

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Operating Activities
Net income (loss)	$(1,327)	$514
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	257	269
Accretion of discount on securities and loans, net	(134)	(109)
Provision for credit losses	2,545	80
Provision for losses on unfunded loan commitments	15	-
Stock-based compensation	44	35
Gain on loan sales	(198)	(249)
Increase in company-owned life insurance	(71)	(61)
Net (increase) decrease in accrued taxes receivable	(1,125)	9
Other, net	(99)	(402)
Proceeds from loan sales	5,059	2,645
Loans originated for sale	(4,300)	(3,830)
Net cash provided by (used in) operating activities	666	(1,099)
Investing Activities
Net change in Federal Home Loan Bank and other stock	(459)	(258)
Deposits placed in other banks	(6,000)	(7,500)
Purchase of available-for-sale securities	(12,880)	(3,167)
Proceeds from maturities, calls and paydowns of available-for-sale securities	5,648	3,208
Net (increase) decrease in loans	(26,141)	2,004
Purchase of bank-owned life insurance	(405)	-
Purchases of premises and equipment	(275)	(143)
Proceeds from sale of fixed assets	5	-
Net cash (used in) investing activities	(40,507)	(5,856)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	4,976	(2,067)
Net increase (decrease) in time deposits	32,783	4,681
Net increase in other borrowings	17,500	1,250
Proceeds from issuance of common stock in public offering, net	6,835	-
Common stock repurchased	-	(460)
Proceeds from exercise of stock options	232	508
Net cash provided by financing activities	62,326	3,912
Net increase (decrease) in cash and cash equivalents	22,485	(3,043)
Cash and cash equivalents at beginning of year	5,527	10,115
Cash and cash equivalents at end of period	$28,012	$7,072

Supplemental disclosures of cash flow information:
Interest paid	$3,410	$3,841
Taxes paid	35	135

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and nine-month periods ended September 30, 2008 and 2007 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.  Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

Note 2 – Stock Based Compensation

The Company has a stock option plan, adopted in 1998, which is more fully described in Note I to the consolidated financial statements in the Company’s Annual Report on Form 10-KSB.  The 1998 Stock Option Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted the Mission Community Bancorp 2008 Stock Option Plan, which has been approved by the Company’s shareholders.  The 2008 Plan provides for the grant of various equity awards, including stock options.

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

On May 27, 2008, the Company granted to the Bank’s two most senior officers options to purchase a total of 41,064 shares of common stock at an exercise price of $18.00 per share.

These non-qualified stock options were granted under the 2008 Stock Incentive Plan, vest over five years, and expire ten years after the date of grant.  The fair value ascribed to those options, using the Black-Scholes option pricing model, was $4.58 per share, or a total of $188,073.

During the nine-month periods ended September 30, 2008 and 2007, the Bank recognized pre-tax stock-based compensation expense of $44 thousand and $35 thousand, respectively, as a result of adopting SFAS 123R.  As of September 30, 2008, the Company has unvested options outstanding with unrecognized compensation expense totaling $228 thousand, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2008      $  20
2009                                                                    79
2010                                                                    38
2011                                                                    38
2012                                                                    38
2013                                                                    15
Total unrecognized compensation cost  $228

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

The following tables present information regarding the methods used to measure fair value for those balance sheet items presented at fair value:

(In thousands - September 30, 2008)	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$-	$23,834	$38	$23,872

(In thousands)	Fair Value Measurements for Available-for-Sale Securities Using Significant Unobservable Inputs (Level 3)
Beginning balance 12/31/07	$ -
Transfers into Level 3	227
Unrealized gains (losses) included in other comprehensive income (loss)	(168)
Purchases	-
Settlements	-
Paydowns and maturities	(21)
Ending Balance 9/30/08	$38

Total unrealized gains (losses) for the period relating to assets still held at the reporting date	$(168)

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

Overview of Results of Operations and Financial Condition

•
The Company earned $125 thousand for the third quarter of 2008, but incurred a net loss of $(1.327) million for the first nine months, as a result of the $(1.451) loss incurred in the first half of the year.  By comparison, the Company’s net income totaled $514 thousand for the first nine months and $242 thousand for the third quarter of 2007. The factors resulting in the 2008 results will be discussed below.

•
The provision for loan losses increased by $2.465 million from the first nine months of 2007 to the first nine months of 2008, due to loan growth, an increase in the level of non-accrual loans, and a decline in the quality of a few large credits during 2008. As a result, management reassessed the appropriate level for the allowance for loan losses in the second quarter of 2008.  No provision for loan losses was recognized in the third quarter of this year.

•
Net interest income for the nine-month period ended September 30, 2008 decreased by $167 thousand, or 3%, from the comparable period in 2007, due primarily to a decrease in the net interest margin of 81 basis points.  For the third quarter, net interest income increased by $25 thousand, or 2%, primarily due to growth in the loans and securities portfolios.  The net interest margin decrease in 2008 is attributable primarily to the 3.25% reduction in the prime lending rate that began in September 2007.  In order to retain deposits in a competitive market, the Bank determined not to reduce deposit rates to the same degree over that period, placing a squeeze on the net interest margin.

•
For the nine months ended September 30, 2008, non-interest income decreased by $221 thousand, or 27%, from the same period in 2007, primarily because the Bank recognized $241 thousand of a BEA award in the third quarter of 2007.  Sales of SBA-guaranteed loans were weak in 2007 and have remained weak thus far in 2008, largely due to a weak secondary market for SBA loans.

•
Non-interest expense increased by $292 thousand, or 6%, for the nine months ended September 30, 2008, as compared to the first nine months of 2007, principally due to increased costs for salaries and benefits and professional fees in 2008.

•
Total assets increased by $60.4 million, or 38.2%, from December 31, 2007 to September 30, 2008.  Total loans increased by $24.9 million, or 19.7%, from December 31, 2007 to September 30, 2008, while deposits increased by $37.8 million, or 33.6%.

•
On February 15, 2008, the Company issued 410,644 new common shares in a secondary public offering for gross cash proceeds of $7.4 million ($18.00 per share).  After deducting offering expenses, the net proceeds to the Company was $6.8 million.  Shortly after closing on this stock offering, the Company invested $6.4 million of the net proceeds into increasing the capital of the Bank.

Income Summary

For the three months ended September 30, 2008, the Company earned $125 thousand.  This compares with net income of $242 thousand for the comparable period of 2007.  Return on average assets (annualized) was 0.25% for the third quarter of 2008, as compared with 0.60% for the third quarter of 2007.  Annualized return on average equity was 2.66% for the third quarter of 2008 as compared with 7.55% for the comparable 2007 period.

For the nine months ended September 30, 2008, the Company incurred a net loss of $(1.327) million, a decrease of $1.841 million, as compared with the $514 thousand in net income for first nine months of 2007.  Annualized return on average assets was (0.97)% for the first nine months of 2008, as compared with 0.44% for the same period in 2007.  Annualized return on average equity was (9.66)% for the first nine months of 2008 as compared with 5.50% for the comparable 2007 period.

The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary
(In thousands)	Effect on Pre-Tax Income
	Increase (Decrease)
	3rd Quarter	Nine Months
Change from 2007 to 2008 in:
Net interest income	$25	$(167)
Provision for loan losses	65	(2,465)
Non-interest income	(187)	(221)
Non-interest expense	(111)	(292)
Change in income before income taxes	$(208)	$(3,145)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2008, net interest income was $1.619 million, an increase of $25 thousand, or 2%, from the comparable period in 2007.  For the nine months, 2008’s net interest income was $4.782 million, down $167 thousand from 2007.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.48% for the three-month period ended September 30, 2008, a decrease of 81 basis points as compared to the same period in 2007.  For the nine months, the net interest margin was 3.78% in 2008, down 81 basis points from the first nine months of 2007.  The decrease in the net interest margin in 2008 was principally attributable to the 3.25% reduction in the prime lending rate that began in September 2007.  In order to retain deposits in a competitive market, the Bank determined not to reduce deposit rates to the same degree over that period, placing a squeeze on the net interest margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2008 and 2007:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2008				September 30, 2007
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income*	$148,990	$2,460	6.62%	*	$125,439	$2,660	8.48%	*
Investment securities*	25,216	301	5.05%	*	15,716	176	4.74%	*
Federal funds sold	10,563	51	1.90%		5,696	72	5.04%
Other interest income	4,938	45	3.61%		3,615	39	4.23%
Total interest-earning assets	189,707	$2,857	6.07%		150,466	$2,947	7.86%
Non-interest-earning assets:
Allowance for loan losses	(2,968)				(1,051)
Cash and due from banks	2,855				2,633
Premises and equipment	3,468				3,630
Other assets	5,635				4,548
Total assets	$198,697				$160,226

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$16,337	$87	2.12%		$12,811	$106	3.28%
Savings deposits	17,633	85	1.92%		23,930	155	2.57%
Certificates of deposit	78,453	624	3.16%		62,197	762	4.87%
Total interest-bearing deposits	112,423	796	2.82%		98,938	1,023	4.11%
Federal funds purchased	-	-	-		-	-	-
Federal Home Loan Bank advances	40,823	392	3.82%		21,107	260	4.88%
Subordinated debt	3,093	50	6.39%		3,093	70	8.98%
Total borrowed funds	43,916	442	4.00%		24,200	330	5.40%
Total interest-bearing liabilities	156,339	1,238	3.15%		123,138	1,353	4.36%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,734				23,084
Other liabilities	937				1,283
Total liabilities	180,010				147,505
Shareholders' equity	18,687				12,721
Total liabilities
and shareholders' equity	$198,697				$160,226
Net interest-rate spread			2.92%				3.50%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.56%				0.79%
Net interest income		$1,619	3.48%	**		$1,594	4.29%	**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2008				September 30, 2007
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$139,255	$7,180	6.94%	*	$126,059	$8,105	8.67%	*
Investment securities*	23,798	829	4.96%	*	15,893	512	4.58%	*
Federal funds sold	5,691	101	2.37%		2,773	106	5.11%
Other interest income	4,361	133	4.07%		2,513	75	4.00%
Total interest-earning assets / interest income	173,105	8,243	6.45%		147,238	8,798	8.08%
Non-interest-earning assets:
Allowance for loan losses	(1,843)				(1,037)
Cash and due from banks	2,483				2,538
Premises and equipment	3,504				3,671
Other assets	4,950				4,574
Total assets	$182,199				$156,984

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$17,975	283	2.10%		$12,990	298	3.06%
Savings deposits	19,534	246	1.68%		23,263	450	2.59%
Certificates of deposit	65,107	1,744	3.58%		61,050	2,221	4.87%
Total interest-bearing deposits	102,616	2,273	2.96%		97,303	2,969	4.08%
Federal funds purchased	45	1	2.81%		6	-	6.34%
Federal Home Loan Bank advances	34,388	1,028	3.99%		18,642	672	4.82%
Subordinated debt	3,093	159	6.86%		3,093	208	8.98%
Total borrowed funds	37,526	1,188	4.23%		21,741	880	5.41%
Total interest-bearing liabilities / interest expense	140,142	3,461	3.30%		119,044	3,849	4.32%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,535				24,169
Other liabilities	1,181				1,282
Total liabilities	163,858				144,495
Shareholders' equity	18,341				12,489
Total liabilities and shareholders' equity	$182,199				$156,984
Net interest-rate spread			3.15%				3.76%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.63%				0.83%
Net interest income / margin on earning assets		$4,782	3.78%	**		$4,949	4.59%	**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-  and nine-month periods ended September 30, 2008 and 2007.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.
Rate / Volume Variance Analysis
(In thousands)	Three Months Ended September 30, 2008
	Compared to 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$449	$(649)	$(200)
Investment securities	113	12	125
Federal funds sold	40	(61)	(21)
Other interest income	13	(7)	6
Total increase (decrease) in interest income	615	(705)	(90)

Interest-bearing liabilities:
Transaction accounts	25	(44)	(19)
Savings deposits	(36)	(34)	(70)
Certificates of deposit	169	(307)	(138)
Total interest-bearing deposits	158	(385)	(227)
Federal funds purchased	-	-	-
FHLB advances	199	(67)	132
Subordinated debt	-	(20)	(20)
Total borrowed funds	199	(87)	112
Total increase (decrease) in interest expense	357	(472)	(115)
Increase (decrease) in net interest income	$258	$(233)	$25

Rate / Volume Variance Analysis
(In thousands)	Nine Months Ended September 30, 2008
	Compared to 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$790	$(1,715)	$(925)
Investment securities	272	45	317
Federal funds sold	72	(77)	(5)
Other interest income	56	2	58
Total increase (decrease) in interest income	1,190	(1,745)	(555)

Interest-bearing liabilities:
Transaction accounts	94	(109)	(15)
Savings deposits	(64)	(140)	(204)
Certificates of deposit	140	(617)	(477)
Total interest-bearing deposits	170	(866)	(696)
Federal funds purchased	1	-	1
FHLB advances	487	(131)	356
Subordinated debt	-	(49)	(49)
Total borrowed funds	488	(180)	308
Total increase (decrease) in interest expense	658	(1,046)	(388)
Increase (decrease) in net interest income	$532	$(699)	$(167)

The tables above reflect the impact of lower yields received on loans due to the reduction in the prime rate over the past year, while growth in the balances of loans and other interest-earning assets have had a positive, albeit lesser, impact.  On the liability side, the rate reductions have also had a beneficial effect, but not enough to offset the reduction in loan yields.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain low until at least mid-2009, which we expect would result in further compression of the Bank’s net interest margin.

Provision for Loan Losses

The Bank recorded no provision for loan losses for the three months ended September 30, 2008, and $2.545 million for the first nine months of 2008.  A $65 thousand provision was recorded in the third quarter of 2007 and $80 thousand for the first nine months of last year.

The Bank had $47 thousand of loan charge-offs and $7 thousand of recoveries for the third quarter of 2008, as compared to $14 thousand of charge-offs and no recoveries for the same period in 2007.  For the first nine months of 2008, the Bank charged off $768 thousand ($675 thousand of which was a single loan) and recovered $19 thousand on loans previously charged off.  This compares with $14 thousand of charge-offs and $4 thousand of recoveries for the first nine months of 2007.  The ratio of allowance for loan losses to total loans was 1.95% at September 30, 2008, as compared to 0.90% a year ago and 0.91% as of December 31, 2007.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three-month period ended September 30, 2008, non-interest income was $308 thousand, a decrease of $187 thousand, or 38%, from the same period in 2007.  For the nine months, non-interest income decreased $221 thousand, or 27%.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2008	2007	$	%	2008	2007	$	%
Service charges on deposit accounts	$109	$92	$17	18%	$262	$210	$52	25%
Gain on sale of loans	159	116	43	37%	198	238	(40)	-17%
Brokered loan fees	-	11	(11)	-100%	-	11	(11)	-100%
Loan servicing fees, net of amortization	10	13	(3)	-23%	55	45	10	22%
Grants and awards	-	241	(241)	-100%	-	254	(254)	-100%
Other income and fees	30	22	8	36%	87	65	22	34%
Total non-interest income	$308	$495	$(187)	-38%	$602	$823	$(221)	-27%

The Bank has historically received a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  Loan sale activity was sluggish in the first half of 2008, but picked up slightly in the third quarter and is expected to remain at approximately that level in the fourth quarter.  However, while demand for SBA loans has increased in recent months, the secondary market for SBA loans has been weak, with lower loan sale premiums.  Lower premiums not only result in reduced gains recognized on loans sold, but also may cause management to decide not to sell some loans, instead retaining them in the loan portfolio.

In September 2007 the Bank received notification from the Bank Enterprise Award program of the Department of the Treasury that it would be receiving a $337,500 grant under that program, based on lending activity the bank commenced in 2006.  The first installment of that grant, $241 thousand, was recognized in non-interest income in the third quarter of 2007.  No grants or awards were received in 2008.

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

Non-interest expenses increased by $111 thousand or 7% for the three months ended September 30, 2008, as compared to the third quarter of 2007.  For the nine months, non-interest expense increased $292 thousand, or 6%.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2008	2007	$	%	2008	2007	$	%
Salaries and employee benefits	$905	$893	$12	1%	$2,789	$2,647	$142	5%
Occupancy expenses	144	140	4	3%	423	428	(5)	-1%
Furniture and equipment	119	103	16	16%	334	334	-	0%
Data processing	135	128	7	5%	398	358	40	11%
Professional fees	144	66	78	118%	317	208	109	52%
Marketing and business development	63	88	(25)	-28%	153	235	(82)	-35%
Office supplies and expenses	51	59	(8)	-14%	165	166	(1)	-1%
Insurance and regulatory assessments	53	50	3	6%	154	151	3	2%
Loan and lease expenses	32	22	10	45%	78	68	10	15%
Other	117	103	14	14%	405	344	61	18%
Total non-interest expense	$1,763	$1,652	$111	7%	$5,231	$4,939	$292	6%

The increase in salaries and employee benefits—the principal reason for the increase in non-interest expense for the nine-month period—is due to increased staffing levels (up 4% from the first nine months of 2007), as well as normal annual salary increases (average salary increase of 2%).   The increases in staffing are related to the implementation of Bank’s business banking expansion plan, including advance hiring for the new Santa Maria office, which is expected to open in November 2008.  Increased professional fees are legal fees related to loan workouts and general corporate matters, as well as costs of compliance with the internal control reporting mandated by the Sarbanes-Oxley Act of 2002.

Income Taxes

Income tax expense for the three months ended September 30, 2008, was $39 thousand, compared with $130 thousand for the same period in 2007.  For the nine-month periods ended September 30, 2008 and 2007, income tax expense totaled a negative $(1,065) thousand and a positive $239 thousand, respectively.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the third quarter of 2008 was 23.9%, compared with 34.9% for the same period in 2007.  For the nine months, the effective income tax rates were 44.5% and 31.7% for 2008 and 2007, respectively.  The disparity between the nine-month effective tax rate in 2008 as compared to 2007 is primarily due to tax-exempt income on municipal securities and loans comprising a larger proportion of pre-tax income(loss) in 2007 as compared to 2008.

Balance Sheet Analysis

At September 30, 2008, consolidated assets totaled $218.8 million, as compared with $158.3 million at December 31, 2007, and $162.5 million at the end of 2007’s third quarter.  This represents an increase of $56.3 million (35%) over the past twelve months.  Total loans increased $29.0 million (24%) over that period, while deposits increased $23.3 million (18%) and shareholders’ equity increased $5.8 million over that same period. The growth in shareholders’ equity was the result of the closing of a secondary public offering of the Company’s common stock in February 2008.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007		September 30, 2007
	$	%	$	%	$	%	$	%	$	%
Total Assets	$32,699	69.9%	$13,512	31.5%	$14,210	36.1%	$(4,195)	-10.2%	$6,108	15.5%
Earning Assets	29,791	67.8%	12,778	31.7%	14,625	39.9%	(3,420)	-9.0%	5,981	16.4%
Loans	2,913	7.8%	17,295	53.0%	4,718	15.0%	4,100	13.3%	(2,691)	-8.5%
Deposits	24,013	75.7%	6,385	21.4%	7,362	26.3%	(14,462)	-45.2%	8,708	29.2%
Borrowings	8,500	90.9%	9,000	128.4%	-	0.0%	9,550	203.2%	(3,000)	-55.0%
Shareholders' Equity	94	2.0%	(1,671)	-33.3%	7,052	215.9%	340	10.5%	394	12.6%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	September 30, 2008		December 31, 2007		September 30, 2007
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$27,946	20.1%	$26,491	20.9%	$19,671	17.9%
Agricultural	-	0.0%	122	0.1%	112	0.1%
Municipal loans	2,733	1.9%	2,789	2.2%	2,792	2.8%
Real estate	92,737	59.3%	72,009	57.0%	67,745	52.8%
Construction	24,342	16.4%	22,513	17.8%	26,881	24.5%
Consumer	3,597	2.3%	2,504	2.0%	2,336	1.9%
Total loans	$151,355	100.0%	$126,428	100.0%	$119,537	100.0%

The table shows that loan growth in the first nine months of 2008 has occurred primarily in real estate loans, which are predominately commercial real estate loans.  Of the total real estate loans as of September 30, 2008, 77% are commercial mortgage loans, and 50% of those are owner occupied properties.  Approximately 11% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $3.6 million at September 30, 2008, as compared to $4.9 million at June 30, 2008, $2.0 million at December 31, 2007 and $2.1 million at September 30, 2007.

Except for one restructured loan ($675 thousand) and one investment security on which the accrual of interest has been discontinued (see the Investments section below), the Bank and the Company had no other non-performing assets as of September 30, 2008 and 2007.

The $3.6 million of non-accrual loans as of September 30, 2008, includes a $2.1 million purchased participation in a construction loan for an affordable housing project in San Diego.  Management is working closely with the management of the originating bank to determine the most effective action plan for the resolution of this loan.  Also included in non-accrual loans are three loans to one borrower totaling $934 thousand which are secured by commercial real estate and other business assets.  These three loans are well-secured and are currently expected to be collectible.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2008, June 30, 2008, December 31, 2007 and September 30, 2007:

Non-Performing Assets
(in thousands)	September 30	June 30	December 31	September 30
	2008	2008	2007	2007
Loans in nonaccrual status	$3,609	$4,944	$1,988	$2,115
Loans past due 90 days or more and accruing	-	-	68	190
Restructured loans	675	-	-	-
Total nonperforming loans	4,284	4,944	2,056	2,305
Other real estate owned	-	-	-	-
Total nonperforming assets	$4,284	$4,944	$2,056	$2,305

Allowance for loan losses	$2,946	$2,986	$1,150	$1,096

Asset quality ratios:
Non-performing assets to total assets	1.96%	2.66%	1.30%	1.42%
Non-performing loans to total loans	2.83%	3.33%	1.63%	1.88%
Allowance for loan losses to total loans	1.95%	2.01%	0.91%	0.90%
Allowance for loan losses to total
non-performing loans	69%	60%	56%	48%

The $3.6 million of non-performing loans as of September 30, 2008, are supported by $1.0 million of SBA loan guarantees.

Potential Problem Loans

At September 30, 2008, the Bank had approximately $4.5 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $1.7 million increase from the $2.8 million of potential problem loans at December 31, 2007.  The $4.5 million of potential problem loans are supported by $1.3 million of SBA loan guarantees.  Potential problem loans were identified through the ongoing loan review process.  Based on the evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation, management does not anticipate any significant losses related to these loans.  These loans are subject to continuing management attention and are considered in the determination of the allowance for loan losses.

Credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, indicated some deterioration in the first nine months of 2008, and there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts and loan workouts, as necessary, but deteriorating economic conditions, uncertainties or other unforeseen changes may cause one or more borrowers to experience problems in the coming months, resulting in increased loan delinquencies.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2008 totaled $2.946 million, an increase of $1.796 million from December 31, 2007.  The ratio of ALLL to total loans at

September 30, 2008, was 1.95%, up from 0.91% at December 31, 2007, and 0.90% at September 30, 2007.  At September 30, 2008 and 2007, the ratio of ALLL to total non-performing loans was 69% and 48%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and nine-month periods ended September 30, 2008 and 2007:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$2,986	$1,045	$1,150	$1,026
Provision for loan losses	-	65	2,545	80
Loans charged off	(47)	(14)	(768)	(14)
Recoveries of previous charge-offs	7	-	19	4
Net recoveries (charge-offs)	(40)	(14)	(749)	(10)
Balance at end of period	$2,946	$1,096	$2,946	$1,096

Allowance for loan losses as a percentage of:
Period end loans	1.95%	0.90%	1.95%	0.90%
Non-performing loans	69%	48%	69%	48%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.11%	0.04%	0.72%	0.01%
Provision for loan losses	0.00%	0.21%	2.44%	0.08%

The Bank underwent both an annual external credit review and a regulatory examination in the normal course of business during the first quarter of 2008.  While there were no noted issues reflected in the first quarter reviews, events in the banking sector caused management to initiate an additional third party credit review in the second quarter of 2008.  After the results of this review, management and the board of directors decided to enhance the allowance for loan and lease losses (“ALLL”) by $2.3 million in the second quarter.  This increase was primarily in response to increased risk in four relationships which are secured by real estate, but are now impaired because the underlying collateral is experiencing significant stress.

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

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2008, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2008, this reserve totaled $70,000 and is included in other liabilities in the consolidated balance sheet.

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

Management receives monthly reports from JPMorgan Chase that provide detailed information on delinquency, losses and other factors.  This information is used to project, as realistically as possible, the probable loss.  Management reviews this calculation monthly.  In 2004 the Bank established a specific loss reserve for this security of $254 thousand and placed the security in non-accrual status, with interest payments going to the reserve.  As of September 30, 2008, the book value of the security was $38 thousand ($314 thousand amortized cost less the loss reserve, which totals $276 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired CMO referred to above, all securities in the Bank’s investment portfolio are rated Aa2 or higher.  The portfolio consists of a mixture of fixed-rate mortgage-backed securities (58%), floating-rate mortgage-backed securities (10%), fixed-rate US agency securities (10%), fixed-rate tax-exempt municipal securities (15%) and fixed-rate CMO’s (7%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 4.6 years, with a duration of 3.8 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $150.2 million as of September 30, 2008, as compared with $112.4 million at December 31, 2007, and $126.9 million at September 30, 2007.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  The Bank continues to use an Investor Savings product that pays higher rates than normal savings, similar to money market accounts, as a special product unique in the Bank’s market, but management also expects to see the relative percentage of Investor Savings to total deposits to continue to decline.  In conjunction with its business banking focus, the Bank began offering a business money market deposit account—the Premier Business Money Market account—in the fourth quarter of 2007.  To date, this product has been well-received in the local market and was responsible for much of the growth in deposits in the first half of 2008.  In the second quarter of 2008 the Bank rolled out a similar product for non-profit organizations.  Management expects to continue to develop unique deposit products to enhance its local deposit-gathering capabilities.

The Bank’s Mission Community Club suite of deposit products provides new bank customers with free checking, higher-than-normal yields on savings accounts and certificates of deposit, and attractive interest rates on credit cards.  As a part of the Community Club program, the Bank supported five local non-profit organizations with grants of $5,000 each in the second quarter of 2006, another five non-profit organizations in 2007, and a third group of five non-profits in 2008.  A recent addition to the Community Club program, the Community Club Non-Profit Checking account for tax-exempt organizations, is currently the Bank’s highest-rate checking account, paying 3.00% (3.04% APY) as of September 30, 2008.

Since 2006 the Bank has been capitalizing on its status as one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program. This program permits the Bank’s customers to place all of their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of over 2,500 banks with another, so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  As of September 30, 2008, the Bank had issued $16.2 million of certificates of deposit to local customers through the CDARS program.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  EESA temporarily (until December 31, 2009) raises the basic limit on FDIC deposit insurance coverage from $100,000 to $250,000 per depositor.  See also Effects of Inflation and Economic Issues below, for a discussion of the Emergency Economic Stabilization Act of 2008 (“EESA”), and its potential impact on the Company.

On October 14, 2008, the FDIC announced another temporary program (until December 31, 2009) to provide full FDIC insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount.  The cost to the Bank for this additional deposit insurance coverage would be 10 basis points on the amount of non-interest-bearing deposits in excess of $250,000.  The Bank has a limited time to make an election to opt out of this program.  Management and the board of directors have evaluated the additional cost of this insurance program and determined that it would be in the Bank’s best interests to continue to provide this coverage to its depositors.

While the Bank focuses mainly on its local market areas, it has also been able to attract non-local (“brokered”) certificates of deposit at market rates.  At September 30, 2008, and December 31,

2007, the Bank had $23.6 million and $4.8 million in brokered deposits, respectively, exclusive of the locally-generated CDARS deposits referred to above.  Management expects that brokered deposits will continue to be used in 2008 and 2009 if locally-generated deposits are insufficient to fund loan growth.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of September 30, 2008, borrowings from the FHLB totaled $45.7 million, with a weighted average interest rate of 3.72%.  Of the $45.7 million, $3.0 million was borrowed in 2003 for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed in 2004 for five years to “match-fund” a pool of fixed rate loans maturing in 2009.  During the second quarter of 2007, $6 million of short-term brokered deposits were replaced with $3 million of FHLB advances maturing in 2009 and another $3 million maturing in 2010.  The remaining $34.2 million was borrowed to meet shorter-term funding needs and matures on various dates from December 2008 through December 2009.

Capital Ratios

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2008, December 31, 2007, and September 30, 2007:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)	$22,601	13.25%	$17,056	10.0%	$13,644	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,458	11.99%	$10,233	6.0%	$6,822	4.0%
Tier 1 Capital (to Average Assets)	$20,458	10.35%	$9,886	5.0%	$7,909	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,324	11.74%	$13,899	10.0%	$11,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,119	10.88%	$8,340	6.0%	$5,560	4.0%
Tier 1 Capital (to Average Assets)	$15,119	9.47%	$7,979	5.0%	$6,383	4.0%

As of September 30, 2007:
Total Capital (to Risk-Weighted Assets)	$15,985	11.44%	$13,975	10.0%	$11,180	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,834	10.61%	$8,385	6.0%	$5,590	4.0%
Tier 1 Capital (to Average Assets)	$14,834	9.31%	$7,967	5.0%	$6,373	4.0%

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

In addition, the Company has entered into an agreement for a private placement of approximately 225,000 additional shares of common stock at a purchase price of $17.10 per share, subject to regulatory approvals and certain other conditions precedent.  This private placement is expected to be completed in the fourth quarter of 2008.  See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its potential impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $22.8 million in federal funds sold on September 30, 2008, and $4.0 million on September 30, 2007.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by total deposits (calculated using monthly average balances).  For the month of September 2008, the Bank’s liquidity ratio was 19.0% and the loans-to-deposits ratio was 106%.

The Bank also considers current and potential FHLB borrowings in assessing its liquidity position, as well as short-term, back-up lines of credit from correspondent banks.  Potential FHLB borrowings as of September 2008 totaled $3.6 million and correspondent bank lines of credit total $6.5 million.

On October 14, 2008, The FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), which provides FDIC guarantees between banks for unsecured debt.  The Bank is automatically covered by this program unless it “opts out” of the program by December 5, 2008.  Management and the Board are still evaluating the Bank’s options under this program.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	September 30	December 31	September 30
	2008	2007	2007
Commitments to Extend Credit	$31,666	$28,608	$31,333
Standby Letters of Credit	294	693	662
	$31,960	$29,301	$31,995

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

California’s statewide unemployment rate stands at 7.5% as of September 2008.  For San Luis Obispo County, unemployment has trended upward over the past twelve months but, at 6.1%, the county continues to have one of the lowest unemployment rates in the state.  After several years of strong appreciation, local real estate values have declined in 2007 and 2008, as residential and commercial sale activity has slowed.  There can be no assurance that the economy will not deteriorate further or that real estate values will return to pre-2006 levels in the short term or at all.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

The newly-enacted EESA gives the U.S. Treasury the authority to, among other things; invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  There can be no assurance, however, as to the actual impact that the EESA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced.  The failure of the EESA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company’s financial condition or results of operations.

On October 14, 2008, the U.S. Treasury Department announced that it will utilize a portion of the EESA funding to directly purchase up to $250 billion of preferred stock in banks.  Management and the board of directors are evaluating the proposed terms of this capital purchase program to determine if it would be in the Company’s best interests to apply for a portion of the capital that might be made available to the Company, which would be in the range of approximately $1.7 million to $5.1 million.  If the Company desires to participate in this program, an application must be submitted by November 14, 2008.  The Treasury Dept. would then determine the eligibility of the Company and allocation of available capital, if any, in consultation with the Federal Reserve Bank of San Francisco, which serves as the primary federal regulator of the Bank.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended September 30, 2008.

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
Dated:  November 14, 2008

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  November 14, 2008