Form 10-K
period 2008-12-31
MISSION COMMUNITY BANCORP
filed 2009-03-16
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California                                                                               77-0559736
State or other jurisdiction of incorporation or organization                                                                                              I.R.S. Employer Identification No.

 581 Higuera St., San Luis Obispo, California  93401                                                                                                        (805) 782-5000
(Address of principal executive offices)                                                                                   Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act: None
Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes. ☑No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $10,348,913.

As of March 1, 2009, the Registrant had 1,345,602 shares of Common Stock outstanding.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 9-12 and 14.

~  ~

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-K the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank's loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and increased volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vii) changes in technology or required investments in technology; (viii) credit quality deterioration which could cause an increase in the provision for loan losses; (ix) dividend restrictions; (x) continued tensions in Iraq and elsewhere in the Middle East; and (xi) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise.

Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date of the statement.

The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

~  ~

PART I

Item 1. Description of Business

Business Development

The Company

Mission Community Bancorp (“Bancorp”) is a California corporation that was formed in September 2000 and acquired all of the outstanding shares of Mission Community Bank (the “Bank”) in a one-bank holding company reorganization effective December 15, 2000.  It is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Luis Obispo, California.  Bancorp’s principal business is to serve as a bank holding company for the Bank.  Bancorp and the Bank are collectively referred to herein as “the Company.”

As of December 31, 2008, the Company had approximately $215 million in total assets and $21 million in shareholders’ equity.

On October 14, 2003, Bancorp formed Mission Community Capital Trust I in order to complete a trust preferred security transaction and raised approximately $3,000,000 in long-term borrowings that qualifies as regulatory capital.

On February 15, 2008 the Bancorp closed a secondary public offering of its common stock, which was sold on a best efforts basis.  Bancorp sold an aggregate of 410,644 shares of common stock in the offering at a purchase price of $18.00 per share, raising net proceeds of approximately $6.8 million after deducting offering expenses.

On December 2, 2008 the Company sold an aggregate of 225,026 shares of its authorized but unissued shares of common stock (the “Shares”) to the Carpenter Community BancFund-A, L.P. at a price of $17.10 per share, for aggregate gross proceeds to the Company of $3,847,944.   There were no underwriting discounts or commissions paid by the Company with respect to the sale of the Shares.  The sale was made pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, as a privately negotiated transaction not involving a public offering.

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

With its status as a CDFI, Bancorp completed the private placement of $500,000 in preferred stock during December 2000 with the CDFI Fund.  Bancorp also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund, which was funded in December 2002 in the form of preferred stock.  This was matched with a combination of preferred and common shares through an investment of $500,000 from the National Community Investment Fund (“NCIF”).  In 2007 the Bank received a $326,000 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2007 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  The Bank also received similar awards in 2004 and 2001 of $1,241,000 and $990,000, respectively.

In 2005 Bancorp received a $133,000 CDFI technical assistance grant to help offset any costs associated with providing additional services to the un- and under-banked in its target market area.  Through December 31, 2006, the Company had incurred qualifying expenses totaling $100 thousand.  A portion of the grant was recognized in non-interest income in 2006 and the balance was recognized in 2007.

~  ~

Mission Community Bank

The Bank is a California state-chartered bank headquartered in San Luis Obispo, California.  It is also a member of the Federal Reserve System.  Its deposits are insured by the FDIC up to the applicable limits of the law.  The Bank commenced operations at its main office in San Luis Obispo on December 18, 1997 and opened its first branch office in the city of Paso Robles in San Luis Obispo County in 1998 and a second branch office in Arroyo Grande in San Luis Obispo County in 2002.  The Bank also opened a loan production office, the Business Banking Center, in San Luis Obispo in January 2005.  The Business Banking Center is primarily engaged in originating and servicing SBA-guaranteed loans.  In December 2008 the Bank opened a new branch office in Santa Maria, in northern Santa Barbara county.

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

At December 31, 2008, the Bank had approximately $215.5 million in assets, $153.3 million in loans, $144.8 million in deposits, and $20.5 million in stockholders’ equity.

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

Mission Community Development Corporation (“MCDC”)

Mission Community Development Corporation, a community development corporation which was incorporated in August 1997, is a wholly-owned subsidiary of the Bank.  MCDC is a “for-profit” Community Development Corporation (“CDC”), which provides financing for small businesses and low- to moderate-income area development and/or affordable housing projects.  Its purpose is to benefit small business and low- to moderate-income areas/residents.  The board of directors of MCDC consists of the members of the Board of Directors of the Bank.

At December 31, 2008, MCDC had approximately $194,000 in net loans and $323,000 in shareholder’s equity, and provides loan accounting services for a very small pool of community development micro loans which have been funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing within the county.

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-K.  MCSC’s primary focus is to provide technical assistance and training services to the community, including small business, minority and low-income entrepreneurs.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  Over the five-year period ended December 31, 2008, Bancorp has provided $450 thousand in cash contributions and $68 thousand in in-kind (non-cash) contributions to MCSC.

In 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  MCSC is also “COIN”-certified as a CDFI.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

~  ~

The “Mission” Group

Bancorp, the Bank and its subsidiary MCDC, and MCSC form an organizational structure intended to provide traditional community bank financial services and to foster economic revitalization and community development to its target market areas through its CDFI enhancements.

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

The areas in which the Bank has directed virtually all of its lending activities are commercial loans (including government-guaranteed and agricultural loans), real estate loans, construction loans, consumer loans and lease financing  As of December 31, 2008, these five categories accounted for approximately 17.7%, 64.0%, 14.9%, 2.4%, and 1.0% respectively, of the Bank’s gross loan portfolio.  As of that date, $120.9 million, or 78.9%, of the Bank’s loans consisted of real estate loans, for single family residences or for commercial development, and interim construction loans.  This represents an increase in real estate and construction loans from the prior year’s combined 74.8%.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $63.6 million, or 41.5% of total loans.  See Loan Concentrations in Management’s Discussion and Analysis under Item 6 of Part II of this report.

As of December 31, 2008, the Bank had 4,859 deposit accounts, including 2,687 demand accounts (both interest-bearing and non-interest-bearing) totaling $37.9 million; 1,174 savings accounts with balances totaling $17.6 million; and 998 time certificates of deposit totaling $89.3 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold and deposits in other banks, gain on sale of loans, grants and awards, and service charges on deposit accounts.  For the year ended December 31, 2008, these sources comprised 81.4%, 12.5%, 1.6%, 0.0%, and 3.0%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo county and northern Santa Barbara county, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, and Fresno.

The Bank operates out of four full service offices (in the cities of San Luis Obispo, Paso Robles, Arroyo Grande and Santa Maria) plus a loan production office and an administrative facility, which are both located in the city of San Luis Obispo.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.  Physical expansion into the neighboring counties would most likely come from acquisitions or in the form of loan production offices although there are no immediate plans for acquisitions or loan production offices.

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small to medium-sized businesses and their owners.  As a CDFI, the Bank also emphasizes loans and financial services to low- to moderate

~  ~

income communities within its target market area.  Most of the Bank’s deposits are attracted by relationship banking, local activities, and advertising.

The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.  Its key strengths are customer service and an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects.

In 2007 and 2008, the Bank extended its use of Internet technology as a distribution tool to improve its customer service by making available a “remote capture” deposit product, as well as enhanced Internet Banking, electronic Bill-Pay and ACH origination.

During 2006 the Bank began to capitalize on its status as one of only two banks in San Luis Obispo County participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their certificates of deposit at the Bank and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  While the Bank continues to focus on its local market areas, its participation in the CDARS program permits it to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits are considered to be brokered deposits.  When the Bank has excess funds, the CDARS program enables the Bank to place those funds in CD’s with CDARS network banks (known as the “One-Way Sell” program), which generally results in a higher yield than if those funds were invested in Federal Funds.  The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

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

The Bank has created a new division at Mission Community Bank: the “Hispanic Banking Division,” staffed with employees who are bilingual in English and Spanish.  The new division is dedicated to working closely in the Hispanic communities it serves, including Santa Maria.  The division will offer specifically designed deposit and loan products and services benefiting the Hispanic community.

In 2007 the Bank received from the Bank Enterprise Award program of the Department of the Treasury a $326 thousand grant based on lending activity the bank commenced in 2006.  The award was recognized in non-interest income in 2007.

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

~  ~

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

In addition, in order to compete effectively, the Bank has created a sales and service culture that combines the experience of its senior officers with the commitment to service and a focus on the individual needs of its customers that is found at the best community banks.  The Bank also relies on local advertising programs, direct personal contact by its officers, directors, employees and shareholders and specialized services such as courier pick-up and remote deposit capture.  The Bank believes it provides a level of service and decision-making responsiveness not generally offered by larger institutions.

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

Within San Luis Obispo county and northern Santa Barbara county, based on data from the FDIC as of June 30, 2008, there were 20 banks with 105 branches with aggregate deposits of $6.2 billion.  The Bank’s deposits represent a 2.0% share of this market.  Of the 20 banks, 10 were community banks (banks with less than $1 billion in assets), with 7 of these banks headquartered in San Luis Obispo county and 3 headquartered in Santa Barbara county.  There were also 7 credit unions operating in San Luis Obispo and northern Santa Barbara Counties.  Three of those credit unions are headquartered in the Bank’s target market area.

No Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one individual borrower (in the aggregate).  It has in its portfolio approximately 600 loans to approximately 475 loan customers.  As of December 31, 2008, the Bank’s legal lending limit to a single borrower, and such borrower’s related parties, was approximately $6.4 million on a secured basis, and was $3.8 million for unsecured loans, based on regulatory capital plus reserves of approximately $25.5 million.

A material portion of the Bank’s deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would have a materially adverse effect on the business of the Bank.  However, the Bank does have a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 295 deposit accounts holding $69.2 million in deposits as of December 31, 2008.  Included in those totals are 16 customers with deposits of $1 million or more totaling $39.7 million.  These deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.

The Bank’s business does not appear to be seasonal.

~  ~

Recent Developments

On January 9, 2009, the Company issued to the United States Department of the Treasury (“Treasury Department”) 5,116 shares of Mission Community Bancorp Series D Fixed Rate Perpetual Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $5,116,000.  The Preferred Stock was issued pursuant to the Treasury Department’s Capital Purchase Program under the Troubled Asset Relief Program (“TARP”).  The Series D Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  The Company may not redeem the Series D Preferred Stock during the first three years except with the proceeds from a “qualified equity offering.” After three years, the Company may, at its option, redeem the Series D Preferred Stock at par value plus accrued and unpaid dividends.  The Series D Preferred Stock is generally non-voting.  Prior to January 9, 2012, unless the Company has redeemed the Series D Preferred Stock or the Treasury Department has transferred the Series D Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to issue a common stock dividend or repurchase its common stock, or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances.  See also Note T to Notes to Consolidated Financial Statements.

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

~  ~

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

The securities of the Company are also subject to the requirements of the Securities Act, and matters related thereto are regulated by the Securities and Exchange Commission.  Certain issuances may also be subject to the California's corporate securities law as administered by the California Commissioner of Corporations.  The Company is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended, generally applicable to publicly held companies, under Section 15(d) of the Exchange Act.  Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a 12-month period after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act.  If and when the Company has more than 500 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

Regulation of Mission Community Bank

As a California state-chartered bank, the Bank is subject to regulation, supervision and examination by the California Department of Financial Institutions.  It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the related regulations promulgated by the Board of Governors of the Federal Reserve System.  In addition, the deposits of the Bank are currently insured by the Federal Deposit Insurance

~  ~

Corporation (“FDIC”) to a maximum of $250,000 per depositor, and potentially higher limits with respect to certain retirement accounts, until December 31, 2009, and therefore it is currently anticipated that limits will return to a maximum of $100,000 per depositor, with higher limits with respect to certain retirement accounts, if the provisions increasing deposit insurance coverage under the Emergency Economic Stabilization Act of 2008 are not extended after that date.  Beginning December 5, 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (“TLGP”), which provides, through December 31, 2009, an unlimited guarantee of funds in noninterest-bearing transaction accounts (including NOW accounts restricted during the guarantee period to interest rates of 0.50% or less).  For deposit insurance protection, the Bank pays a quarterly assessment to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.  The regulations of those agencies will govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

The earnings and growth of the Bank is largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank's performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Under existing regulations, the capital requirements for a bank holding company whose consolidated assets are less than $500 million, like the Company, are deemed to be the same as that of its subsidiary bank.  The Federal Reserve Board has established risk-based and leverage capital guidelines for the banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.  The following items are defined as core capital elements:  (i) common stockholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with very low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2008 and December 31, 2007, the Bank’s Total Risk-Based Capital Ratio was 13.3% and 11.7%, respectively, and its Tier 1 Risk-Based Capital Ratio was 12.0% and 10.9%, respectively.

The risk-based capital standards also take into account concentrations of credit and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution’s capital adequacy.

~  ~

Additionally, the regulatory statements of policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy, although interest rate risk does not impact the calculation of a bank’s risk-based capital ratios.  Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank or bank holding company.

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank's particular circumstances warrant.   The Bank’s Leverage Capital Ratio was 9.5% as of both December 31, 2008 and December 31, 2007.  See also Notes O and T to the Consolidated Financial Statements for additional information regarding regulatory capital.

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

~  ~

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA.  Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”).  The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

The TARP Capital Purchase Program (“CPP) was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers.  The amount of the Treasury Department’s preferred stock a particular qualifying financial institution could be approved to issue would be not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP CPP include:

•	dividends on the Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;
•	common stock dividends cannot be increased for three years while the Treasury Department is an investor unless preferred stock is redeemed or consent from the Treasury is received;
•	the Treasury Department must consent to any buyback of other stock (common or other preferred);
•	the Treasury Department’s preferred stock will have the right to elect two directors if dividends have not been paid for six periods;
•
the Treasury Department receives warrants equal to 15 percent of the Treasury Department’s total investment in the participating institution (provided, however, that the Company was not required to issue any warrants due to its status as a Community Development Financial Institutions); and

•	the participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible.
•
The Company elected to participate in the TARP CPP and in January 2009 issued $5.1 million worth of preferred stock to the Treasury Department pursuant to this program.  See “Recent Developments” above.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gives the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions.  The Company has no current plans to participate in the senior unsecured debt of the TLGP. The Company is currently participating in the guarantee program for non-interest bearing transaction deposit accounts. For non

~  ~

interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.

Deposit Insurance

 The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006.

Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank’s deposits of 7 cents per $100 of domestic deposits. The Bank’s deposit insurance premiums for 2008 and 2007 were $96 thousand and $86 thousand, respectively.

As required by law, in October 2008, the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December, 2008, the FDIC voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry.  The resulting new rates range from 12-14 basis points for Risk Category I institutions to 50 basis points for Risk Category IV institutions.  The FDIC has further proposed that beginning April 1, 2009, the base assessment rates would range from 10-14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments as described in the next sentence.  Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.  It is generally expected that rates will continue to increase in the near future due to the significant cost of bank failures beginning in the third quarter of 2008, and the increase in the number of troubled banks.

The FDIC recently announced that, in view of the significant decrease in the deposit insurance funds’ reserves, it will impose a special assessment in the second quarter of 2009.  The FDIC also approved an increase in regular premium rates, which banks must continue to pay on top of any special assessment.  The regular premium rate for most banks in the second quarter will now be between 12 and 16 basis points, compared to a range of between 12 and 14 basis points which most banks currently pay.

In addition, banks must pay an amount which fluctuates but is currently 0.285 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009.  In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, which provides a temporary unlimited guarantee of funds in non-interest bearing accounts, as defined, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.   As of December 31, 2008, the Bank had approximately $2.7 million in non-interest bearing accounts exceeding $250,000.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities.  The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The Community Reinvestment Act further requires the agencies to take a financial institution's record of

~  ~

meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank's compliance with its Community Reinvestment Act obligations, the regulators utilize a performance-based evaluation system which bases Community Reinvestment Act ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of Community Reinvestment Act performance, the agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received an “outstanding” rating in its most recent Community Reinvestment Act examination.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act”, which became effective in 2000 imposed new requirements on financial institutions with respect to consumer privacy.  The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information.  Bancorp and Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equally to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

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

~  ~

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

The changes effected by the Riegle-Neal Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank's market areas.  It appears that the Riegle-Neal Act has contributed to the accelerated consolidation of the banking industry.  While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the competitive environment in which it operates.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Financial Modernization Act enabled full affiliations to occur between banks and securities firms, insurance companies and other financial service providers.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definitions, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in October 2001 in response to the terrorist attacks on September 11, 2001.  The Patriot Act is intended to strengthen United States law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

~  ~

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

~  ~

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (“the Guidance”).  The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

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

•
The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies.  For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm nonresidential properties.  The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

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

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans.  The Company and its board of directors have discussed the Guidance and believe that Mission Community Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations adequately address the Guidance. See Loan Concentrations in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of Part II of this report.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revised and replaced the banking agencies’ 1993 policy statement on the ALLL.  The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.  The revised statement also extended the applicability of the policy to credit unions.  Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

~  ~

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

•
The revised statement updated the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company believes that its ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company.  The Company also believes its management information systems, independent credit administration process, policies and procedures adequately address the supervisory guidance.

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

~  ~

Employees

As of December 31, 2008 the Bank had a total of 60 employees.  Neither Bancorp nor MCDC have salaried employees; Bancorp’s officers all hold similar positions at the Bank.  The Bank, under inter-company arrangements, may charge Bancorp and/or MCDC for management, staff, and services.  For 2008, the Bank charged Bancorp a total of $111,000 for services performed on its behalf by Bank employees.

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

Item 1A.  Risk Factors

In addition to other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition and operations results could be adversely affected

The Company’s business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally.

Since December 2007, the United States has been in a recession.  Negative developments in the latter half of 2007 and in 2008 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued into 2009.  Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has also increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase

~  ~

the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

As a result of these financial and economic crises, many lending institutions, including the Company, have experienced declines in the performance of their loans.  Total nonperforming loans increased to $4.6 million as of December 31, 2008 from $2.1 million as of December 31, 2007, representing 2.93% and 1.63%, respectively, of total loans. Total nonperforming loans, net of SBA guarantees, were $3.1 million as of December 31, 2008, compared to $1.8 million as of December 31, 2007.

Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. The impact of new legislation in response to those developments may negatively impact the Company’s operations by restricting its business operations, including the ability to originate or sell loans, and may adversely impact the Company’s financial performance or stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which may impact the Company’s charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on the Company and others in the financial services industry.

While the Company’s market areas have not experienced the same degree of challenges as other parts of the country or the state, no assurance can be given that this will continue to be the case.  Overall, during the past year, the general business environment has had an adverse effect on the Company’s business, and there can be no assurance that the environment will improve in the near term.  Until conditions improve, it is expected that the Company’s business, financial condition and results of operations will be adversely affected.

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to the current downturn in the California real estate market and other variables impacting the value of real estate

A substantial portion of the Bank’s assets consist of real estate loans (including construction loans) which are generally secured by real estate in the Central Coast of California.  At December 31, 2008, approximately $121 million or 79% of the Bank’s loans were real estate and construction loans, and at December 31, 2007, approximately $95 million or 75% of its loans were real estate and construction loans. A prolonged and deepening of the current real estate contraction in the Central Coast of California could increase the level of non-performing assets and adversely affect results of operations. During 2008, the real estate market in the Central Coast of California deteriorated significantly, as evidenced by declining prices, reduced transaction volume, and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans.  The Company had nonperforming commercial real estate and construction loans of $1.6 million and $1.6 million, respectively, as of December 31 2008, compared to $0.2 million and $1.5 million respectively, as of December 31, 2007.  If this real estate trend in the Company’s market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material impact on the Company’s financial condition and results of operations.

~  ~

If a significant number of customers fail to perform under their loans, the Company’s business, profitability, and financial condition would be adversely affected

As a lender, the largest risk is the possibility that a significant number of client borrowers will fail to pay their loans when due.  If borrower defaults cause losses in excess of the allowance for loan losses, it could have an adverse effect on the Bank’s business, profitability, and financial condition.  A regular evaluation process designed to determine the adequacy of the allowance for loan losses is in place.  Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent upon experience and judgment.  Although management believes that the allowance for loan losses is at a level adequate to absorb any inherent losses in the loan portfolio, there is no assurance that there will not be further increases to the allowance for loan losses or that the regulators will not require an increase to this allowance.

The Bank’s earnings are subject to interest rate risks, especially if rates continue to decline

Traditionally, the major portion of the Bank’s net income comes from the interest rate spread, which is the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in the investment portfolio.  Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment.  Fluctuations in interest rates affect the demand of customers for products and services.  The Bank is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis from interest-earning assets.  Given the current volume and mix of interest-bearing liabilities and interest earning assets, the interest rate spread can be expected to increase when market interest rates are rising, and to decline when market interest rates are declining, i.e., the Bank is “asset sensitive.”  Although management believes our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the interest rate spread.  Any material decline in the interest rate spread would have a material adverse effect on the Bank’s business and profitability.

The Bank has specific risks associated with Small Business Administration Loans

The Bank originated $3.0 million and $7.1 million in SBA loans in 2008 and 2007, respectively, and intends to increase its SBA loan origination in the future.  The Bank recognized $187,000 and $308,000, respectively, in 2008 and 2007 in gains recognized on secondary market sales of SBA loans.  The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans.  The federal government presently guarantees 75% to 85% of the principal amount of each qualifying SBA loan.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level.  Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA.  It is also possible that the federal government could reduce the amount of loans that it guarantees.  We believe that the SBA loan portfolio does not involve more than a normal risk of collectibility.  However, since the Bank has sold some of the guaranteed portions of the SBA loan portfolio, it incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Bank shares pro rata with the SBA in any recoveries.

In addition, we are dependent on the expertise of the personnel in our SBA loan department in order to originate and service SBA loans.  If we are unable to retain qualified employees in our SBA Department in the future our income from the origination, sale and servicing of SBA loans could be substantially reduced.  Further, in 2006, as rates on SBA loans climbed, a significant portion of SBA borrowers prepaid their loans, substantially reducing the servicing income we receive on these loans.  If there are similar increases in interest rates in the future, our income from servicing of SBA loans could be substantially reduced.

~  ~

If we are not successful in carrying out the new aspects of our business plan our profitability will be adversely affected

We have recently implemented a strategy to grow our general commercial banking activities and have implemented new initiatives in this regard, including increased emphasis on our business banking and business development activities, the creation of a new Hispanic Banking Division and the expansion of our physical presence into northern Santa Barbara County through a new branch office located in the city of Santa Maria.  If we are not successful in implementing any or all of these new aspects of our business plan, this would have a negative impact on our earnings.

If the Company or the Bank were to lose its status as a Community Development Financial Institution, its ability to carry out a significant portion of its business plan would be adversely affected

A portion of our business is augmented by our status as a Community Development Financial Institution.  That status increases the potential for receiving grants and awards that, in turn, enable us to increase the level of community development financial services that we provide in the communities we serve and to provide CRA credit for deposits and investments.  In order to maintain our status as a certified Community Development Financial Institution 60% of our business must meet Community Development Financial Institutions Fund requirements.  As our business has continued to expand, the proportion of our business which meets Community Development Financial Institutions Fund requirements has decreased, causing us to affirmatively expand our business into areas which will afford us an opportunity to provide more community development activities, such as our recent expansion to the city of Santa Maria in northern Santa Barbara county, and our new Hispanic Banking Division.  In 2008, 64% of the number of loans we made, and 61% of the dollar amount of the loans made, were in compliance with the Community Development Financial Institution Fund requirements.  If we are unsuccessful in expanding our community development activities, and if we are ultimately unable to maintain a sufficient portion of our business in Community Development Financial Institutions Fund qualifying business, we could lose our status as a Community Development Financial Institution as well as the benefits that go with that status.

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

The availability of government grants and awards to community development financial institutions has declined in recent years, and there can be no assurance that the Company and the Bank will receive any grants or awards in the future
Grants and awards that we have received in the past with respect to our community development activities have strengthened our capital position and increased our profitability.  The Community Development Financial Institutions Fund and other similar programs are an important source of capital for community development banks such as us.  In 2007 the Bank received a $326,000 Bank Enterprise Award (“BEA”) from the CDFI Fund.  The award was made under the Fiscal Year 2007 BEA Program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  In 2004 and 2001 the Bank received similar BEA awards totaling $1,241,000 and $990,000, respectively.  The Company received a technical assistance grant of $134,935 in 2005 to help offset any costs associated with providing services to the un- and under-banked in our market areas.  Although we intend to continue to apply for community development related grants and awards in the future, there can be no assurance that we will receive any future grants or awards.

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

~  ~

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

In addition, with recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect the Company’s funding costs and net income.

If the Bank fails to retain its key employees, its growth and profitability could be adversely affected

Our future success depends in large part upon the continuing contributions of our key management personnel.  If we lose the services of one or more key employees within a short period of time, we could be adversely affected.  Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel.  Competition for such employees among financial institutions in California is intense.  Due to the lack of an experienced candidate pool in the San Luis Obispo area for the types of personnel we need to operate the Bank, we may be unable to quickly recruit new candidates to fill the positions of key personnel which we are unable to retain.  Qualified employees demand competitive salaries which we may not be able to offer.  Also, the Company is a recipient of capital funding through the Treasury’s Troubled Asset Relief Program (“TARP”), and the recently-enacted American Recovery and Reinvestment Act of 2009 places significant constraints on executive compensation paid by recipients of TARP funds.  Any inability to attract and retain additional key personnel in the future could adversely affect us.  We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future.  However, we have entered into an employment agreement with Anita Robinson, the Company’s President and Chief Executive Officer, which continues until December 31, 2012, and an employment agreement with Brooks W. Wise, the Bank’s President, which continues until December 31, 2009.

The Company may be unable to manage future growth

We may encounter problems in managing our future planned growth.  In December 2008 we opened an additional “de novo” branch in Santa Maria, California.  We may open other branches and loan production offices in the future.  In addition, we intend to investigate opportunities to invest in other financial institutions that would complement our existing business, as such opportunities may arise.  No assurance can be provided, however, that we will be able to identify additional locations to open additional branches or to identify a suitable acquisition target or consummate any such acquisition.  Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified

~  ~

personnel, monitor operations, maintain earnings and control costs.  Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

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

The Bank’s larger funding sources could strain the Bank’s liquidity resources if a substantial amount is withdrawn in a short period of time

The Bank has a mix of deposits which includes 16 customers with deposits of $1 million or more totaling $39.7 million, approximately $18.9 million of which has been placed into the CDARS program.  In addition, $45.7 million of the Bank’s funding sources is represented by borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), with $39.7 million of that total maturing on various dates in 2009.  If a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB is reduced, and the Bank is unable to develop alternate funding sources, the Bank may have difficulty funding loans or meeting deposit withdrawal requirements.

Recently enacted legislation and the Company’s participation in the TARP Capital Purchase Program may increase costs and limit the Company’s ability to pursue business opportunities.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), was intended to stabilize and provide liquidity to the U.S. financial markets. It is impossible to predict, however, what actual impact the EESA and the Stimulus Bill and their regulations and other governmental programs will have on such markets.  The failure of the financial markets to stabilize and a continuation or worsening of current financial market conditions could adversely affect the Company’s business, financial condition and results of operations.  The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP”) may result in increased regulation of the industry in general and/or TARP Capital Purchase Program participants in particular.  Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

The Company’s participation in the TARP Capital Purchase Program may adversely affect the value of the Company’s common stock and the rights of the Company’s common shareholders.

The terms of the preferred stock the Company issued under the Treasury’s Capital Purchase Program could reduce investment returns to the Company’s common shareholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Company is prohibited from increasing the Company’s common stock dividends for the first three years while the Treasury holds the preferred stock.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on the Company’s common stock and other series of preferred stock and to use for general corporate purposes, including working capital.

~  ~

Finally, the Company will be prohibited from continuing to pay dividends on its common stock and other series of preferred stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury.  The Company fully expects to be able to pay all required dividends on the preferred stock, but if for any reason the Company is unable to do so in the future, then the Company would be precluded from paying dividends on its common stock and other series of preferred stock.

The Company’s expenses will increase as a result of increases in FDIC insurance premiums.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

As a result of this reduced reserve ratio, on October 7, 2008, the FDIC released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. In December 2008, the FDIC adopted its rule, uniformly increasing the risk-based assessment rates by seven basis points, annually, resulting in a range of risk-based assessments of 12 basis points to 50 basis points. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

As a member institution of the FDIC, the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Bank’s deposit insurance premiums for 2008 and 2007 were $96 thousand and $86 thousand, respectively.  Due to the continued failures of unaffiliated FDIC insured depository institutions, it is expected that the Bank’s FDIC deposit insurance premiums will continue to increase in the future, perhaps significantly, thereby adversely impacting the Company’s future earnings.

If the Company’s information systems were to experience a system failure or a breach in its network security, the Company’s business and reputation could suffer.

The Company relies heavily on communications and information systems to conduct its business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  The Company’s operations are dependent upon its ability to protect its computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event.  In addition, the Company must be able to protect its computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users.  Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure.  The Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems and will continue to implement security technology and monitor and update operational procedures to prevent such damage.  However, if such failures, interruptions or security breaches were to occur, they could result in damage to the Company’s reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

~  ~

Item 2. Properties

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s main office is located.  For its administration offices, the Bank has been leasing approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of $6,143 per month.  The lease expires on June 30, 2011.  The administration office is located next to the Bank’s main office.

The Bank also leases a branch office at 1226 Park Street, Paso Robles, California, at a cost of $4,995 per month.  The lease expires on July 31, 2013.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,063 per month, plus common area operating expenses.  The lease expires in December 2010 and provides for one five-year option period.

The Bank’s Business Banking Center at 3440 and 3480 S. Higuera Street, San Luis Obispo, is leased for a five-year period expiring in 2009 at a cost of $6,925 per month.  One five-year option period is provided in the lease, however, the lease has been extended for one year beyond its original 2009 expiration.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank was planning to build a new branch office to replace our existing branch office in Paso Robles.  An adjacent parcel was purchased in 2006.  It is the Bank’s intention to sell the property at this time.

In September 2006, the Bank entered into a 50-year ground lease for property at South Higuera Street and Prado Road in San Luis Obispo, California, where the Bank intended to build a full-service branch and administrative office. The lease provided for rentals of $7,000 per month.  The terms of the lease gave the Bank early termination rights through September 30, 2007, which the Bank chose to exercise in July 2007.  In October 2007, the Bank executed a 15-year build-to-suit lease for the South Higuera Street and Prado Road property.  Currently the lease provides for tentative lease payments of $36,708 per month, subject to the final size of the building (which is currently under construction), and beginning on or about December 1, 2009.

In March 2008, the Bank entered into a 5-year lease for an office building at 1670 South Broadway in Santa Maria, California, where the Bank opened a full-service branch office in December 2008.  The initial rental cost is $8,679 per month.  The lease provides for two 5-year renewal options and an option to purchase the property for a specified amount during the last two months of 2010.

For the years ended December 31, 2008 and 2007, the Bank’s total occupancy costs were approximately $586,000 and $546,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note D to the Consolidated Financial Statements contains additional information about properties.

Bancorp is restricted by the bank holding company regulations in its power to hold real estate property for investment.  The Company does not currently invest in real estate, other than for purposes of operations and mortgage interests in real estate securing loans made by the Bank in the ordinary course of business, and has no plans to do so in the future.

Item 3.  Legal Proceedings

The Company is, from time to time, subject to various pending and threatened legal actions which arise out of the normal course of its business.  After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Bank is a party, Management is of the opinion that the ultimate aggregate liability represented by these claims, if any, will not have a material adverse affect on the financial condition or results of operations of the Company.

~  ~

There are no material proceedings adverse to the Company to which any director, officer, affiliate of the Company or 5% shareholder of the Company, or any associate of any such director, officer, affiliate or 5% shareholder is a party, and none of the above persons has a material interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

~  ~

PART II

Item 5. Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock has traded infrequently in the over-the-counter market under the symbol “MISS.”  The Company’s Common Stock is not listed on any exchange or market.  However, Howe Barnes Hoefer & Arnett, Wedbush Morgan Securities, Stone & Youngberg LLC, and Monroe Securities make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by the OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

Holders

As of March 1, 2009, there were 325 holders of record of Bancorp’s Common Stock.

Dividends

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available therefor, subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1.25 times its current liabilities.  Under these conditions, the Company was eligible to pay dividends at the end of 2007 and 2008.

The availability of operating funds for the Company and the ability of the Company to pay a cash dividend depends largely on the Bank’s ability to pay a cash dividend to Bancorp.  The payment of cash dividends by the Bank is subject to restrictions.  In general, dividends may not be paid from any of the Bank’s capital or surplus.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of the bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding full year in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  Regulatory approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Furthermore, bank regulators also have authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice.

Additionally, bank regulatory agencies have authority to prohibit banks from engaging in activities that, in their opinion, constitute unsafe and unsound practices in conducting its business.  It is possible, depending upon the financial condition of the bank in question and other factors, that the bank regulatory agencies could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice.  Further, the bank

~  ~

regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction.  Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank may pay.

Under these provisions and considering minimum regulatory capital requirements, the Bank was eligible to pay dividends in 2007.  However, due to the Bank’s net loss in 2008, regulatory approval would be required in 2009 for the Bank to pay a dividend to Bancorp, even though it remains well capitalized.

On November 26, 2007, the Company declared a $0.12 per share cash dividend for holders of the Common Stock of record on December 7, 2007.  The dividend was paid on December 17, 2007.  Series A Preferred Stock received a $0.06 per share dividend and Series B and C Preferred Stock received a $0.12 per share dividend. The total amount paid was $96,688.

No dividends were declared or paid on the Company’s common or preferred stock in 2008.

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

The Company has issued and outstanding $3,093,000 of junior subordinated debt securities due October 2033.  The indenture pursuant to which these debt securities were issued provides that the Company must make interest payments on the debentures before any dividends can be paid on its capital stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holder of the debt securities must be paid in full before any distributions may be made to the holders of our capital stock.  In addition, the Company has the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of the Company’s capital stock.

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the Treasury Department a total of 5,116 shares of a new Series D Preferred Stock having a liquidation preference of $1,000 per share.  This transaction is a part of the TARP Program.  The Series D Preferred will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series D Preferred may not be redeemed during the first three years after issuance except from the proceeds of a “Qualified Equity Offering.”  Thereafter, Mission Community Bancorp may elect to redeem the Series D Preferred at the original purchase price plus accrued but unpaid dividends, if any.  Until January 1, 2012, the consent of the Treasury Department will be required for the Company to issue dividends other than consistent with past practice and certain other circumstances.

~  ~

Equity Compensation Plans

The following table shows, as of December 31, 2008, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plans, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	89,564	$16.24	160,776

Equity compensation plans not approved by security holders	-	-	-

Total	89,564	$16.24	160,776

See Note I to the consolidated financial statements for a discussion of the Company’s Stock Option Plans.

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

Report of Offering of Securities and Use of Proceeds Therefrom

A registration statement with respect to a secondary public offering of securities by Bancorp became effective on August 13, 2007.  The offering was a best efforts offering to sell an aggregate of between 166,667 and 597,000 shares of the Bancorp’s authorized but unissued common stock at a price of $18.00 per share.   Seapower Carpenter Capital, Inc., dba Carpenter & Company acted as Bancorp’s placement agent in the offering.  The offering closed on February 15, 2008 with the sale of 410,644 shares for total gross proceeds to the Company of approximately $7.4 million (net cash proceeds of $6.8 million after offering expenses).  Bancorp invested $6.4 million of the net proceeds in the Bank as additional capital to support its planned growth.

~  ~

Item 6.  Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the three years ended December 31, 2008, 2007 and 2006. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-K.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,
In thousands, except share and per share data	2008	2007	2006
Interest income	$11,073	$11,759	$11,354
Interest expense	4,830	5,129	4,441
Net interest income	6,243	6,630	6,913
Provision for loan losses	4,245	150	-
Non-interest income	346	1,257	635
Non-interest expense	7,121	6,594	6,139
Income (loss) before income taxes	(4,777)	1,143	1,409
Income tax expense (benefit)	(929)	378	539
Net income (loss)	$(3,848)	$765	$870
Net income (loss) allocable to preferred stock	$(383)	$115	$133

Balance Sheet Data at End of Year
Assets	$215,490	$158,329	$158,169
Earning assets	202,543	149,439	148,146
Total loans	153,311	126,429	122,799
Deposits	144,804	112,433	124,281
Total shareholders' equity	20,517	13,138	12,153
Preferred equity	1,686	1,955	1,845
Common equity	18,831	11,183	10,308
Number of common shares outstanding	1,345,602	689,232	673,399
Average Balance Sheet Data
Assets	$190,792	$157,869	$150,899
Earning assets	181,232	148,197	140,894
Loans	142,342	125,691	118,303
Deposits	130,841	121,480	121,038
Shareholders' equity	18,451	12,610	11,555
Per Share Data
Basic earnings (loss) per share	$(3.18)	$0.96	$1.10
Diluted earnings (loss) per share	(3.18)	0.91	1.02
Average number of common shares outstanding - basic	1,090,569	679,144	667,810
Average number of common shares outstanding - diluted	1,090,569	713,152	720,701
Book value per common share	$13.99	$16.23	$15.31
Cash dividends declared	-	0.12	0.12
Performance Ratios
Return (loss) on average assets	(2.02)%	0.48%	0.58%
Return (loss) on average shareholders' equity	(20.86)%	6.07%	7.53%
Average equity to average assets	9.67%	7.99%	7.66%
Efficiency ratio	108.07%	83.61%	81.33%
Leverage ratio	10.74%	10.03%	9.98%
Net interest margin	3.49%	4.51%	4.93%
Non-interest revenue to total revenue	5.25%	15.94%	8.41%
Asset Quality
Non-performing assets	$4,580	$2,056	$2,169
Allowance for loan losses	3,942	1,150	1,026
Net charge-offs (recoveries)	1,453	26	115
Non-performing assets to total assets	2.13%	1.30%	1.37%
Allowance for loan losses to loans	2.57%	0.91%	0.84%
Net charge-offs to average loans	1.02%	0.02%	0.10%

~  ~

Item 7.  Management’s Discussion and Analysis

Executive Summary

The Company incurred a net loss of $(3.8) million for 2008, as compared to net income of $765 thousand in 2007.  During 2007 the Company experienced relatively flat balance sheet growth.  However, by December 31, 2008, the Company had total consolidated assets of $215.5 million, a 36.1% increase from December 31, 2007.  Total net loans increased 19.2%, to $149.4 million, over the past year.  Deposits increased 28.8%, to $144.8 million, while shareholders’ equity increased 56.2%, to $20.5 million.

The Company’s net loss was $(3,848,000), or $(3.18) per diluted share, for the year ended December 31, 2008.  This compares with net income of $765 thousand, or $0.91 per diluted share, in 2007.

The following are the major factors impacting the Company’s results of operations and financial condition in the past year.

•
A $4.1 million increase in the provision for loan losses.  As real estate conditions continued to weaken in 2008 and the overall economy contracted—particularly in the fourth quarter—we charged off a few large credits.  Net charge-offs for the year totaled $1.5 million, up from $26 thousand in 2007.  In addition to replenishing the allowance for loan and lease losses following these charge-offs, we aggressively set aside additional reserves for other loans in the portfolio that have shown signs of weakness through our loan grading process or may come under stress if the economy continues to weaken.

•
A decrease in the net interest margin.  The net interest margin for 2008 was 3.53%, down 1.04 percentage points from 2007.  As short-term interest rates began to decline in 2007 and dropped more precipitously in 2008, the Bank experienced increasing pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.

•
A decrease in the volume of SBA loans originated, sold, and brokered.  SBA loans originated for sale decreased 58% in 2008 as compared to 2007, as the secondary market for SBA-guaranteed loans almost completely dried up in the second half of 2008.  Non-interest income related to SBA loans sold and brokered decreased $268 thousand, or 59%, from 2007 to 2008.

•
A decrease in awards received for our community development activities.  In 2007 the Bank received a $326 thousand grant from the Bank Enterprise Award program of the Department of the Treasury.  The award was based on lending activity the Bank commenced in 2006.  No awards were received in 2008, as no application was submitted.

•
The sale of $10.7 million of additional capital stock.  During 2008 the Company issued 410,644 common shares in a secondary public offering for net cash proceeds of $6.8 million, and additional 225,026 shares of common stock were issued to the Carpenter Community BancFund-A, L.P. for net cash proceeds of $3.9 million.

Critical Accounting Policies

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

~  ~

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

Basis of Presentation

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

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2008 and 2007.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

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

MCDC provides financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC currently has one small community development loan outstanding and provides loan servicing for several small loans owned by the San Luis Obispo County Economic Vitality Corporation.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing.  MCDC has also been servicing the San Simeon Earthquake Recovery Loan Fund (the “Earthquake Fund”), a loan pool funded by the Bank and other local banks.  The Earthquake Fund was structured to provide low cost financing to individuals and businesses in San Luis Obispo and northern Santa Barbara counties which experienced severe damage in the December 22, 2003, San Simeon Earthquake.  During 2008, as the loans made by the Earthquake Fund had been substantially paid off, the full amount of the participating banks’ initial investments was returned.  As of December 31, 2008, the Earthquake Fund had $18,000 in loans outstanding.  The consortium is considering alternative community development uses for the loan pool.

MCSC provides technical assistance services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs, and provides technical assistance to applicants for the Earthquake Fund.  During 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  While MCSC has not engaged in any direct lending, it intends to provide some

~  ~

lending in the near future.  As of December 31, 2008, the Bank has had limited direct benefit from its association with MCSC.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

Results of Operations

 Average Balance Sheets and Analysis of Net Interest Income

The principal component of earnings for most banks is net interest income.  Net interest income is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.

The banking industry uses two key ratios to measure relative profitability of net interest income.  The net interest rate spread measures the difference between the average yield on earning assets and the average rate paid on interest bearing liabilities.  The interest rate spread ignores the beneficial impact of non-interest bearing deposits and capital, and provides a direct perspective on the effect of market interest rate movements.  The net interest margin is defined as net interest income as a percentage of average interest-earning assets.  This ratio includes the positive impact of obtaining a portion of the funding for earning assets with non-interest bearing deposits and capital.

The following table presents, for the periods indicated, the total dollar amounts of interest income from average interest-earning assets and the resultant yields. Also presented are the dollar amounts of interest expense and average interest-bearing liabilities, expressed both in dollars and in rates.

Net Interest Analysis
(Dollars in thousands)
	For the Year Ended
	December 31, 2008				December 31, 2007				December 31, 2006
	Average		Average		Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$142,342	$ 9,598	6.80%	*	$125,691	$ 10,764	8.64%	*	$118,303	$10,386	8.81%	*
Investment securities*	23,966	1,122	4.99%	*	16,071	699	4.64%	*	16,470	685	4.32%	*
Federal funds sold	7,314	122	1.67%		2,814	140	4.98%		4,283	211	4.93%
Other interest income	7,610	231	3.03%		3,621	156	4.32%		1,838	72	3.91%
Total interest-earning assets / interest income	181,232	11,073	6.19%		148,197	11,759	8.03%		140,894	11,354	8.10%
Non-interest-earning assets:
Allowance for loan losses	(2,118)				(1,051)				(1,181)
Cash and due from banks	2,987				2,511				2,930
Premises and equipment	3,529				3,648				3,639
Other assets	5,162				4,564				4,607
Total assets	$190,792				$157,869				$150,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$ 17,187	361	2.10%		$ 13,611	421	3.09%		$6,747	121	1.80%
Savings deposits	19,309	327	1.70%		22,988	575	2.50%		30,559	899	2.94%
Certificates of deposit	72,187	2,471	3.42%		60,893	2,931	4.81%		57,701	2,541	4.40%
Total interest-bearing deposits	108,683	3,159	2.91%		97,492	3,927	4.03%		95,007	3,561	3.75%
Federal funds purchased	34	1	2.81%		4	-	6.34%		-	-	-
Federal Home Loan Bank advances	37,232	1,450	3.89%		19,383	925	4.77%		13,904	609	4.38%
Subordinated debt	3,093	220	7.12%		3,093	277	8.95%		3,093	271	8.76%
Total borrowed funds	40,359	1,671	4.14%		22,480	1,202	5.35%		16,997	880	5.17%
Total interest-bearing liabilities / interest expense	149,042	4,830	3.24%		119,972	5,129	4.28%		112,004	4,441	3.97%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,158				23,988				26,031
Other liabilities	1,141				1,299				1,299
Total liabilities	172,341				145,259				139,334
Shareholders' equity	18,451				12,610				11,555
Total liabilities and shareholders' equity	$190,792				$157,869				$150,889
Net interest-rate spread			2.95%				3.75%				4.13%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.58%				0.82%				0.82%
Net interest income / margin on earning assets		$ 6,243	3.53%	**		$ 6,630	4.57%	**		$ 6,913	4.95%	**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets
Non-accrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded.

~  ~

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  Average interest-earning assets grew by $33.0 million in 2008 over 2007.  All categories of interest-earning assets—both long-term and liquid assets—grew substantially in 2008.  Interest-bearing liabilities increased $29.1 million over the past year.  Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets decreased by 184 basis points (1.84%) in 2008, while the average rate paid on interest-bearing liabilities decreased by only 104 basis points, causing pressure on the net interest margin.  As a result, the net interest margin decreased 104 basis points in 2008, from 4.57% to 3.53%.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis
(In thousands)	Year Ended December 31, 2008			Year Ended December 31, 2007
	Compared to 2007			Compared to 2006
	Increase (Decrease)			Increase (Decrease)
	in interest income and expense			in interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$1,310	$(2,476)	$(1,166)	$637	$(259)	$378
Investment securities	366	57	423	(16)	30	14
Federal funds sold	119	(137)	(18)	(73)	2	(71)
Other interest income	132	(57)	75	76	8	84
Total increase (decrease) in interest income	1,927	(2,613)	(686)	624	(219)	405

Interest-bearing liabilities:
Transaction accounts	95	(155)	(60)	176	124	300
Savings deposits	(82)	(166)	(248)	(202)	(122)	(324)
Certificates of deposit	482	(942)	(460)	145	245	390
Total interest-bearing deposits	495	(1,263)	(768)	119	247	366
Federal funds purchased	1	-	1	-	-	-
FHLB advances	721	(196)	525	257	59	316
Subordinated debt	-	(57)	(57)	-	6	6
Total borrowed funds	722	(253)	469	257	65	322
Total increase (decrease) in interest expense	1,217	(1,516)	(299)	376	312	688
Increase (decrease) in net interest income	$710	$(1,097)	$(387)	$248	$(531)	$(283)

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The Bank is asset sensitive (see the Asset and Liability Management section of this discussion) and benefited from the steady increase in short-term interest rates in 2004 and 2005.  Short-term rates leveled off in 2006, began to decline in 2007 and dropped precipitously in early 2008.  During 2007 and 2008 the Bank also experienced increased pressure on the margin due to competition for deposits in the local market.  Overall, the Bank expects pressure on the margin to continue in 2009.  However, as short-term rates stabilize at a very low level we expect to see deposit and liability rates decline to a greater degree than loan rates, relieving some pressure on the net interest margin.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate. The determination of the appropriate level for the allowance is based on such factors as historical experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $4,245,000 for 2008 and $150,000 for 2007.

~  ~

See Allowance for Loan Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan losses.

Non-interest Income

Non-interest income decreased $911 thousand in 2008 as compared to 2007, due to decreased SBA loan origination, sale, and broker activity, as well as the lack of grants and awards related to the Bank’s community development activity in 2008.  Also contributing to the decrease in non-interest income were $379 thousand in write-downs on fixed assets.  Property which had been held for a future branch site was transferred to other real estate in 2008 and written down to its current estimated fair value.  In addition, equipment no longer used for information technology (“IT”) purposes after that function was outsourced was written off in 2008.

The Bank derives a material portion of its non-interest income from the sale and servicing of SBA guaranteed loans.  Gain on sale of SBA loans decreased $121 thousand in 2008 as compared to 2007, after increasing $44 thousand in 2007.  In 2007 the Bank was able to broker certain SBA loans to other banks, resulting in fee income even though the Bank did not originate the loan.  Brokered loan fees totaled $112 thousand in 2007, but no loans were brokered in 2008.  Loan servicing fees (net of amortization) increased $6 thousand—to $72 thousand—in 2008.

In 2007 the Bank received a $326 thousand grant from the Bank Enterprise Award program of the Department of the Treasury, based on lending activity the bank commenced in 2006.  The award was recognized in non-interest income in 2007.  No cash awards were received in 2008.  The Bank and the Company expect to continue to apply for grants and awards, but no assurance can be given that any future grants or awards will be received.

Non-interest Expense

Non-interest expense increased in 2008 by $527 thousand, or 8%.

Non-interest expenses that had material changes from 2007 to 2008 were:
•
Salary and benefits increased by $102 thousand, or 3%.  Salaries increased $284 thousand, due to normal salary increases as well as new officers hired during the year.  Employee benefit costs for incentive plans and company contributions to the 401(k) plan decreased $186 thousand from 2007 to 2008.

•
Occupancy expense increased by $39 thousand, or 7%, due primarily to the cost of the lease for the new branch in Santa Maria, California.  We entered into the lease in March 2008, although the branch did not open until December.

•	Data processing expenses increased by $144 thousand, or 29%, due to a decision in the third quarter of 2008 to outsource the management of the Bank’s information technology (“IT”) function.
•	Professional fees were up $157 thousand, or 60%, in 2008, primarily due to legal and audit fees related to non-performing assets.
•	Marketing costs decreased $85 thousand, or 29% in 2008 as compared to 2007, as reductions were made in the Bank’s budget for advertising sponsorships.

Income Taxes

The Company’s combined federal and state effective income tax rate was 19.4% (tax benefit) in 2008 and 33.1% (tax expense) in 2007.  The decrease in the effective rate from 2007 to 2008 was primarily due to a $1.1 million deferred tax valuation allowance that was established because the Bank’s loss in 2008 exceeded its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years.  As of December 31, 2008, the ability of the Bank to reduce the deferred tax valuation allowance and recognize those deferred tax assets was dependent on the Bank generating taxable income in future years.  See Notes H and T to the consolidated financial statements for more information on income taxes.

~  ~

Financial Condition

Investment Activities

Banks purchase and own investment securities for yield, to provide liquidity and to balance the overall interest-rate sensitivity of its assets and liabilities. The Bank does not maintain a trading account.

Investment goals are to obtain the highest yield consistent with maintaining a stable overall asset and liability position while limiting economic risks.  In accordance with this policy, management actively manages its investment portfolio between available for sale and held to maturity investments, the composition of which has shifted over time.  All securities in the Bank’s portfolio are classified as available for sale.

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

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition
	December 31, 2008			December 31, 2007			December 31, 2006
		Approx.			Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$2,000	$2,036	3.38%	$1,998	$2,000	4.43%	$1,999	$1,982	3.51%
One to five years	500	518	4.00%	1,995	2,010	4.24%	3,494	3,432	4.16%
Five to ten years	1,000	1,016	5.18%	1,000	1,001	4.97%	1,000	990	4.73%
After 10 years	-	-	0.00%	1,000	999	4.31%	999	966	4.31%
Total U.S. Government agencies	3,500	3,570	3.98%	5,993	6,010	4.44%	7,492	7,370	4.08%
Mortgage-backed
and asset-backed securities:
Within one year	334	334	4.07%	130	128	3.88%	3	3
One to five years	577	582	4.66%	1,003	997	4.61%	855	842	4.10%
Five to ten years	1,810	1,873	4.83%	1,105	1,108	4.87%	236	230	4.09%
After 10 years	14,689	15,053	4.94%	5,738	5,917	4.82%	5,989	6,028	4.30%
Total mortgage-backed
and asset-backed securities	17,410	17,842	4.90%	7,976	8,150	4.79%	7,083	7,103	4.27%
Municipal securities:
Within one year	-	-		-	-		-	-
One to five years	-	-		-	-		-	-
Five to ten years	-	-		-	-		-	-
After 10 years	3,581	3,434	5.95%	2,972	2,964	6.00%	1,941	1,943	6.01%
Total municipal securities	3,581	3,434	5.95%	2,972	2,964	6.00%	1,941	1,943	6.01%
Total investment securities	$24,491	$24,846	4.92%	$16,941	$17,124	4.88%	$16,516	$16,416	4.39%

The non-accrual security is included in the amortized cost and market value of securities.  Yields reflect no interest income on the non-accrual security.  Yields on tax-exempt municipal securities have been adjusted to their fully-taxable equivalents.

During 2008 and 2007, the Bank purchased $0.9 million and $1.0 million, respectively, of municipal securities in order to take advantage of their higher yields on a fully taxable equivalent basis.  All of the municipal securities purchased to date are within California, bank qualified, insured and are rated at least Baa1.  Except for one security carried at $290 thousand, all municipal securities are insured by companies rated at least A by Standard & Poor’s, with 74% of those companies rated AAA.

~  ~

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of December 31, 2008, the gross book value of the security was $309,000 and the reserve was $277,000, for a net book value of $32,000.

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated:

Loan Portfolio Composition
(Dollars in thousands)	As of December 31,
	2008	2007	2006	2005	2004
Type of Loan
Commercial	$24,454	$25,653	$18,000	$14,190	$15,298
Agricultural	-	122	123	152	774
Leases, net of unearned income	1,491	839	1,041	815	880
Municipal loans	2,729	2,789	2,903	-	-
Real estate	98,049	72,009	66,591	71,878	60,445
Construction	22,857	22,513	31,639	29,921	24,394
Consumer	3,731	2,504	2,502	2,519	1,585
Total loans	$153,311	$126,429	$122,799	$119,475	$103,376

Off-balance-sheet commitments:
Undisbursed loan commitments	$28,427	$28,608	$35,375	$37,379	$29,793
Standby letters of credit	304	693	213	203	123

The following table sets forth as of December 31, 2008, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans
(Dollars in thousands)
					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial	$15,696	$5,836	$2,922	$24,454	$8,758	$-
Agricultural	-	-	-	-	-	-
Leases, net of unearned income	121	1,370	-	1,491	1,370	-
Municipal loans	233	-	2,496	2,729	773	1,723
Real estate	17,967	26,439	53,643	98,049	64,917	15,165
Construction	21,928	929	-	22,857	929	-
Consumer Loans	1,970	1,677	84	3,731	1,761	-
Total Loans	$57,915	$36,251	$59,145	$153,311	$78,508	$16,888

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

~  ~

Included in commercial loans are SBA loans.  The Bank originates and services SBA loans and is active in specific SBA programs.  Further, the Bank is designated as an SBA preferred lender which allows greater flexibility to meet small business loan requests with a more timely credit approval process.

The Bank makes adjustable rate SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans.  At December 31, 2008 and 2007, the Bank serviced approximately $23.2 million and $24.7 million, respectively, in SBA loans.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank has been active in construction lending for interim loans to finance the construction of commercial and single family residential property.  Construction loans totaled $22.9 million as of December 31, 2008, a $344 thousand increase from a year earlier.  These loans are typically extended for terms of no more than 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for the particular type of building.

Residential real estate loans are generally limited to home equity loans and home equity lines of credit.  The Bank has not been active in other forms of residential real estate lending.

Other real estate loans consist primarily of commercial and industrial real estate loans.  These loans are made based on the income generating capacity of the property or the cash flow of the borrower and are secured by the property.  The Bank offers both fixed and variable rate loans with maturities which generally do not exceed ten years.  Exceptions are made for SBA-guaranteed loans secured by real estate, or for other commercial real estate loans which can be readily sold in the secondary market.

Asset Quality

The risk of nonpayment of loans is inherent in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, all loans exceeding lending officers’ individual lending limits are reviewed and approved by a Management Loan Committee.  Loans exceeding the Management Loan Committee’s authorization are reviewed and approved by the Loan Committee of the board of directors.  The Board Loan Committee is comprised of outside directors as well as the Bank’s chief executive officer and its president.

Loan grades are assigned based on a risk assessment of each loan.  Loans with minimum risk are graded as “pass,” with other classifications of “special mention,” “substandard,” “doubtful” and “loss,” depending on credit quality.  Loans graded “substandard” or “doubtful” are considered “classified” loans, and loans graded “loss” are charged off.  As these loans are identified in our review process, they are added to the internal watch list and a loss allowance is established for them.  See Allowance for Loan Losses below for additional information on how the amount of allowance for loan losses is determined.

~  ~

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets
(Dollars in thousands)	As of December 31,
	2008	2007	2006	2005	2004
Loans in nonaccrual status:
Commecial	$578	$254	$240	$76	$206
Real estate	1,427	190	-	-	-
Construction & land development	1,552	1,544	-	-	-
Total nonaccrual loans	3,557	1,988	240	76	206
Loans past due 90 days or more and accruing:				-	-
Commecial	-	54	-	-	-
Lease financing	-	14	-	-	-
Real estate	265	-	-	-	-
Construction & land development	-	-	1,929	-	-
Total loans 90 days past due and accruing	265	68	1,929	-	-
Restructured loans:
Construction & land development	675	-	-	-	-
Total restructured loans	675	-	-	-	-
Total nonperforming loans	4,497	2,056	2,169	76	206
Foreclosed real estate	83	-	-	-	-
Total nonperforming assets	$4,580	$2,056	$2,169	$76	$206

Allowance for loan losses	$3,942	$1,150	$1,026	$1,141	$1,094

Asset quality ratios:
Non-performing assets to total assets	2.13%	1.30%	1.37%	0.05%	0.15%
Non-performing loans to total loans	2.93%	1.63%	1.77%	0.06%	0.20%
Allowance for loan losses to total loans	2.57%	0.91%	0.84%	0.96%	1.06%
Allowance for loan losses to total
non-performing loans	88%	56%	47%	1501%	531%

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

The increase in non-accrual loans from year-end 2007 to December 31, 2008 was due to the significant downturn in the economy and reduction in real estate collateral values in 2008.  A large portion of the increase was in our SBA loan portfolio.  As of December 31, 2008, $1.640 million of the non-accrual loans were SBA loans, with $1.361 million of the total guaranteed by the SBA.  At December 31, 2007, $254 thousand of the Bank’s non-accrual loans were SBA loans, and $241 thousand of the total was guaranteed by the SBA.

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

The Bank has no foreign loans.

~  ~

Potential Problem Loans

At December 31, 2008, the Company had approximately $17.6 million of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  The $17.6 million of potential problem loans are supported by $249 thousand of SBA loan guarantees.  Potential problem loans are subject to continuing management attention and management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of December 31, 2008, there can be no assurances that new problem loans will not develop in future periods.  A decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

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

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2008:

Loan Concentrations
December 31, 2008
(Dollars in thousands)
Type of Loan	Amount	Percent of Total Loans

Construction and land development	$22,857	14.9%
Other real estate loans (by type of collateral):
Non-farm, non-residential property:
Owner-occupied	36,208	23.6%
Non-owner-occupied	37,375	24.4%
1 to 4 family residential:
First liens	5,464	3.6%
Junior liens	11,840	7.7%
Multi-family residential	3,340	2.2%
Farmland	3,822	2.5%
Total real estate-secured loans	120,906	78.9%
Commercial loans	24,454	16.0%
Agricultural loans	-	0.0%
Lease financing	1,491	1.0%
Municipal loans	2,729	1.8%
Consumer loans	3,731	2.3%
Total loans, including loans held for sale	$153,311	100.0%

The table indicates a concentration in commercial real estate loans (loans secured by non-farm, non-residential and multi

~  ~

family residential properties, including construction loans) totaling $99.8 million.  However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $63.6 million, or 41.5% of total loans.  To date, the Bank has had only two losses on construction and land development loans (both occurring in 2008) and none with other types of commercial real estate loans.

The Bank’s analysis of loan concentrations compared to a California peer group of 50 banks suggests that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California typically are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank carefully considers economic trends and real estate values.  The commercial real estate market in San Luis Obispo county has weakened in 2008 and rents have decreased, but the market has not seen the weakness seen in many other areas of California and the U.S.  Vacancies in San Luis Obispo county are most notable where national retailers have ceased business, but are not widespread.

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan losses:

Summary of Loan Loss Experience
(Dollars in thousands)
	2008	2007	2006	2005	2004

Balance at beginning of year	$1,150	$1,026	$1,141	$1,094	$812
Loans charged off:
Real estate and construction	(547)	-	-	-	-
Commercial	(880)	(13)	(102)	(24)	(1)
Consumer	(52)	(4)	(19)	(7)	-
Other	-	(14)	-	-	-
Total loans charged off	(1,479)	(31)	(121)	(31)	(1)
Recoveries:
Real estate and construction	-	-	-	-	-
Commercial	22	4	6	1	3
Consumer	3	-	-	2	-
Other	1	1	-	-	-
Total recoveries	26	5	6	3	3
Net recoveries (charge-offs)	(1,453)	(26)	(115)	(28)	2
Provision charged to operations	4,245	150	-	75	280
Balance at end of year	$3,942	$1,150	$1,026	$1,141	$1,094

Ratio of net charge-offs to average loans	1.02%	0.02%	0.10%	0.03%	0.00%
Ratio of provision to average loans	2.98%	0.12%	0.00%	0.07%	0.29%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  The amount determined by management to be an appropriate level for the allowance is based on the Bank’s historical loss rate for each type of loan and risk grade, with adjustments made for certain qualitative factors such as current and expected economic conditions, trends in collateral values, the quality of the Bank’s loan review process, etc.  For loans identified as impaired under

~  ~

Statement of Financial Accounting Standards No. 114, the allowance allocated to the loan is the deficiency, if any, in either the present value of expected cash flows from the loan or the fair value of the collateral, as compared to the Bank’s investment in the loan.  The Bank engages an outside firm to perform, at least quarterly, a review of the loan portfolio, and to test the adequacy of the allowance for loan losses.  In addition, loans are examined periodically by the Bank’s federal and state regulators.

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

The ratio of allowance for loan losses to total loans as of December 31, 2008 was 2.57%.  Management and the board consider this to be adequate based on their analysis and reviews of the portfolio.

As part of the analysis of the allowance, the Bank assigns certain risk factors to unclassified loans in addition to the specific percentages used for classified loans.  The following table summarizes the allocation of the allowance for loan losses by general loan types based on collateral or security type as used internally by the Bank as of the end of each of the past five years.

	December 31, 2008				December 31, 2007				December 31, 2006				December 31, 2005				December 31, 2004
		Percent of Total	Allowance	Percent of Total		Percent of Total	Allowance	Percent of Total		Percent of Total	Allowance	Percent of Total		Percent of Total	Allowance	Percent of Total		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance	Loans	Loans	Allocation	Allowance	Loans	Loans	Allocation	Allowance	Loans	Loans	Allocation	Allowance	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$22,252	14.5%	$ 860	21.8%	$ 25,238	20.0%	$ 390	33.9%	$ 17,855	14.5%	$234	22.8%	$ 11,890	10.0%	$ 287	25.2%	$ 14,565	14.1%	$ 367	33.5%
Agricultural	-	0.0%	-	0.0%	122	0.1%	1	0.1%	123	0.1%	1	0.1%	152	0.1%	1	0.1%	774	0.7%	4	0.4%
Leases	1,491	1.0%	14	0.4%	811	0.6%	7	0.6%	1,041	0.8%	5	0.5%	814	0.7%	7	0.6%	880	0.9%	8	0.7%
Municipal loans	2,729	1.8%	16	0.4%	2,789	2.2%	14	1.2%	2,903	2.4%	15	1.5%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Real estate	88,735	57.9%	719	18.2%	72,009	57.0%	261	22.7%	66,591	54.3%	313	30.5%	71,878	60.2%	308	27.0%	60,316	58.4%	241	22.0%
Construction	15,430	10.1%	200	5.1%	18,433	14.6%	192	16.7%	29,710	24.2%	135	13.2%	27,992	23.4%	123	10.8%	24,394	23.6%	109	10.0%
Consumer	3,723	2.4%	91	2.3%	2,491	2.0%	22	1.9%	2,502	2.0%	20	1.9%	2,517	2.1%	21	1.8%	1,585	1.5%	13	1.2%
Total unclassified loans	134,360	87.7%	1,900	48.2%	121,893	96.5%	887	77.1%	120,725	98.3%	723	70.5%	115,243	96.5%	747	65.5%	102,514	99.2%	742	67.8%
Classified loans:
Commercial	2,202	1.4%	454	11.5%	415	0.3%	76	6.6%	145	0.1%	30	2.9%	2,300	1.9%	87	7.6%	733	0.7%	120	11.0%
Agricultural	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%	28	0.0%	2	0.2%	-	0.0%	-	0.0%	1	0.0%	-	0.0%	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Real estate	9,314	6.1%	337	8.5%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	-	0.0%	129	0.1%	19	1.7%
Construction	7,427	4.8%	1,057	26.9%	4,080	3.2%	30	2.6%	1,929	1.6%	-	0.0%	1,929	1.6%	-	0.0%	-	0.0%	-	0.0%
Consumer	8	0.0%	-	0.0%	13	0.0%	1	0.1%	-	0.0%	-	0.0%	2	0.0%	-	0.0%	-	0.0%	-	0.0%
Total classified loans	18,951	12.3%	1,848	46.9%	4,536	3.5%	109	9.5%	2,074	1.7%	30	2.9%	4,232	3.5%	87	7.6%	862	0.8%	139	12.7%
Other economic factors			194	4.9%			154	13.4%			273	26.6%			307	26.9%			213	19.5%
Total loans and allowance	$153,311	100.0%	$3,942	100.0%	$126,429	100.0%	$1,150	100.0%	$122,799	100.0%	$1,026	100.0%	$119,475	100.0%	$1,141	100.0%	$103,376	100.0%	$1,094	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $144.8 million as of December 31, 2008, and $112.4 million at December 31, 2007.  Deposits increased by $32.4 million, or 29%, following an $11.8 million, or 10%, decrease in 2007.  Increasing competition for deposits in the local market and from other non-local financial institutions made deposit growth a formidable challenge in 2007.  Much of the Bank’s deposit growth in 2008 was from the Bank’s CDARS product, as discussed below.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for 2008 and 2007.

The Bank is one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one

~  ~

institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program became very attractive in the second half of 2008 as local depositors sought out both safety and yield.  As of December 31, 2008, the Bank had issued $30.2 million of certificates of deposit to local customers through the CDARS program, up from $3.9 million as of December 31, 2007.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2008:

Maturities of Time Deposits of $100,000 or More
(Dollars in thousands)
Three months or less	$21,159
Three months to six months	4,396
Six months to one year	10,806
Over one year	1,422
Total time deposits of $100,000 or more	$37,783

Short Term and Other Borrowings

As of December 31, 2008, the Bank had $45.7 million in outstanding borrowings from the Federal Home Loan Bank of San Francisco, $39.7 million of which matures during 2009, and the balance matures on various dates from May 2010 through December 2013.  Note F to the consolidated financial statements contains additional information regarding these borrowings.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.  As of December 31, 2008, the Bank had outstanding commitments to extend credit totaling $28.4 million and standby letters of credit totaling approximately $300 thousand.  See Note M to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2008.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and securities, as well as increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $9.9 million in federal funds sold on December 31, 2008, and $3.3 million on December 31, 2007.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate liquidity ratio.  The liquidity ratio is the total of liquid assets (the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities) divided by total deposits and borrowed funds maturing within one year.  As of December 31, 2008 and 2007, the Bank’s liquidity ratios were 26.6% and 10.9%, respectively.

~  ~

While the Bank uses federal funds sold as the primary immediate source of cash liquidity, it also has established short-term borrowing lines (federal funds purchased) for a total of $6.5 million from its correspondent banks.  These lines are for short-term needs and are rarely used.

The Bank also has a secured borrowing facility through the FHLB.  FHLB borrowings can be structured over various terms ranging from overnight to ten years.  As of December 31, 2008, the Bank had outstanding borrowings from the FHLB totaling $45.7 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow up to approximately 40 percent of its total assets or an additional $3.1 million from the FHLB.  The Bank expects to substantially reduce its FHLB borrowings as they mature in 2009.  However, FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

Subsequent to December 31, 2008, the Bank received conditional approval from the Federal Reserve Board to access its “Discount Window” for additional secured borrowing should the need arise.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2008:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$39,700	$3,000	$3,000	$-	$45,700
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	447	1,429	1,212	6,230	9,318
Capital leases	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual obligations	$40,147	$4,429	$4,212	$9,323	$58,111

While local deposits remain the primary source of deposits, the Bank also has alternate sources for competitive rate deposits.  Through the CDARS program (see Deposits earlier in this analysis), the Bank is able to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits are typically priced comparable to FHLB secured borrowing rates, but with no collateral required.  As of December 31, 2008, the Bank had approximately $10.6 million of “One-Way Buy” CDARS deposits, which are considered to be brokered deposits.  The Bank also expects to continue to use its CDFI and COIN designations to attract lower cost deposits.

The Bank has a mix of deposits which includes some large deposit relationships, including 16 customers with deposits of $1 million or more totaling $39.7 million, approximately $18.9 million of which has been placed into the CDARS program.  In addition, $45.7 million of the Bank’s funding sources is represented by borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), with $39.7 million maturing on various dates in 2009.  Although these sources have been relatively stable in the past, should a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB is reduced, and the Bank is unable to develop alternate funding sources, the Bank may have difficulty funding loans or meeting deposit withdrawal requirements.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity.  As of December 31, 2008, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $1,469,000 in unrestricted cash.  See Note Q to the consolidated financial statements for additional financial information regarding Bancorp.

Substantially all of Bancorp’s revenues are obtained from dividends declared and paid by the Bank.  There are statutory and

~  ~

regulatory provisions that limit the ability of the Bank to pay dividends to Bancorp.  Management believes that these provisions will not have an impact on the ability of Bancorp to meet its ongoing cash obligations.  See Note O to the consolidated financial statements for additional information regarding regulatory dividend and capital restrictions.

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

The Interest Rate Sensitivity table below sets forth a “static” gap analysis of the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2008.  For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it can be repriced, matures within its contractual terms, or is expected to be prepaid.  For example, based on their contractual terms, loans may reprice or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier.  That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

One should use caution if attempting to predict future levels of net interest income through the use this type of static gap analysis, however.  The actual impact of interest rate movements on net interest income may differ significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures.  Many of the Bank’s loans are tied to the prime rate, which declined in the second half of 2007 and throughout 2008.  However, competitive pressures often keep deposit rates from dropping to the same degree and as quickly as loan rates, causing a reduction in the net interest margin even though the gap analysis may show the Bank in a more balanced posture.

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

~  ~

Interest Sensitivity - Static Gap Analysis
December 31, 2008	Sensitive to Rate Changes Within
	3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$52,575	$24,995	$53,346	$22,395	$-	$153,311
Investment securities	1,416	6,650	9,995	6,753	32	24,846
Other earning assets	12,811	11,575	-	-	-	24,386
Non-interest-earning assets	-	-	-	-	12,947	12,947
Total assets	66,802	43,220	63,341	29,148	12,979	215,490

Interest-Bearing Liabilities:
Non-maturity interest-bearing deposits	8,903	2,564	13,670	7,531	-	32,668
Certificates of deposit	43,747	43,380	2,207	-	-	89,334
Borrowed funds	10,402	29,303	5,995	-	-	45,700
Junior subordinated debentures	3,093	-	-	-	-	3,093
Non-interest-bearing liabilities and equity	-	-	-	-	44,695	44,695
Total liabilities and equity	66,145	75,247	21,872	7,531	44,695	215,490

Interest rate sensitivity gap	$657	$(32,027)	$41,469	$21,617	$(31,716)	$-

Cumulative interest rate sensitivity gap	$657	$(31,370)	$10,099	$31,716	$-

Cumulative gap to total earning assets	0%	-15%	5%	15%

The table shows that during the first year $110 million of the interest earning assets are expected to reprice, as well as $141 million of interest bearing liabilities, which would indicate a liability-sensitive structure over that time period.  In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to decrease, and in a declining interest rate environment net interest income would be expected to increase.  However, the table reflects a balanced rate sensitivity structure over the first three months after the balance sheet date.  Significant adjustments can be, and often are, made to the balance sheet in the short-term.  Thus, although the Bank is in a liability-sensitive posture on a static gap basis, in a practical sense management views the Bank as slightly asset-sensitive.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will stabilize at a very low level in 2009 and, if so, we expect to see certificate of deposit rates decline to a greater degree than loan rates, relieving some pressure on the net interest margin.

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

San Luis Obispo County continues to have a lower than average unemployment rate (7.1% as of December 2008 vs. a California statewide seasonally-adjusted rate of 8.7% and a nationwide seasonally-adjusted rate of 7.2%).  Local unemployment has increased in 2008—up from 4.7% in December 2007—and real estate values declined significantly in

~  ~

2007 and 2008.  After several years of strong appreciation, residential and commercial sale activity—and especially construction activity—has slowed dramatically.  There can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the short term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past five years:

	2008	2007	2006	2005	2004
Return (Loss) on Average Assets	(2.02)%	0.48%	0.58%	0.68%	1.16%
Return (Loss) on Average Equity	(20.86)%	6.07%	7.53%	9.16%	16.15%

~  ~

Item 8. Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORT

December 31, 2008 and 2007

~  ~

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON THE CONSOLIDATED FINANCIAL STATEMENTS      51

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets     52 and 53
   Consolidated Statements of Income     54
   Consolidated Statement of Changes in Shareholders' Equity     55
   Consolidated Statements of Cash Flows     56
   Notes to Consolidated Financial Statements     57 through 82

~  ~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of income, changes in shareholders' equity, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Hills, California
March 12, 2009

~  ~

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and Due from Banks	$7,804,306	$2,211,704
Federal Funds Sold	9,920,000	3,315,000
TOTAL CASH AND CASH EQUIVALENTS	17,724,306	5,526,704

Certificates of Deposit in Other Banks	11,710,000	550,000

Investment Securities Available for Sale	24,845,839	17,124,144

Loans held for sale	1,264,251	3,012,226

Loans:
Commercial	25,918,262	25,429,647
Agricultural	-	121,450
Leases, Net of Unearned Income	1,490,668	839,189
Construction	22,857,024	22,512,642
Real Estate	98,049,035	72,009,406
Consumer	3,731,566	2,504,099
TOTAL LOANS	152,046,555	123,416,433

Allowance for Loan and Lease Losses	(3,942,220)	(1,149,874)
NET LOANS	148,104,335	122,266,559

Federal Home Loan Bank Stock and Other Stock, at Cost	2,756,525	2,021,175
Premises and Equipment	2,598,697	3,537,201
Other Real Estate Owned	983,100	-
Company Owned Life Insurance	2,789,366	2,289,407
Accrued Interest and Other Assets	2,713,426	2,001,960
	$215,489,845	$158,329,376

The accompanying notes are an integral part of these consolidated financial statements.

~  ~

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

	2008	2007
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-Bearing Demand	$22,802,269	$23,164,629
Money Market, NOW and Savings	32,668,070	32,630,126
Time Deposits Under $100,000	51,550,524	18,803,034
Time Deposits $100,000 and Over	37,783,195	37,835,667
TOTAL DEPOSITS	144,804,058	112,433,456

Other Borrowings	45,700,000	28,200,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,375,964	1,464,616
TOTAL LIABILITIES	194,973,022	145,191,072

Commitments and Contingencies - Notes D and M	-	-

Shareholders' Equity:
Preferred Stock - Authorized 10,000,000 Shares:
Series A - $5 Stated Value; 100,000 Issued and Outstanding
Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; 20,500 Issued and Outstanding
Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; 50,000 Issued and Outstanding
Liquidation Value of $500,000	500,000	500,000
Common Stock - Authorized 10,000,000 Shares;
Issued and Outstanding: 1,345,602 in 2008 and 689,232 in 2007	18,041,851	7,125,819
Additional Paid-In Capital	172,285	108,340
Retained Earnings	863,750	4,712,120
Accumulated Other Comprehensive Income - Unrealized
Appreciation on Available-for-Sale Securities,
Net of Tax	355,137	108,225
TOTAL SHAREHOLDERS' EQUITY	20,516,823	13,138,304
	$215,489,845	$158,329,376

The accompanying notes are an integral part of these consolidated financial statements.

~  ~

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2008 and 2007

	2008	2007
INTEREST INCOME
Interest and Fees on Loans	$9,598,625	$10,763,845
Interest on Investment Securities	1,122,021	698,751
Other Interest Income	352,752	296,413
TOTAL INTEREST INCOME	11,073,398	11,759,009
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	688,256	995,785
Interest on Time Deposits	2,470,919	2,931,209
Other Interest Expense	1,671,320	1,202,013
TOTAL INTEREST EXPENSE	4,830,495	5,129,007
NET INTEREST INCOME	6,242,903	6,630,002
Provision for Loan and Lease Losses	4,245,000	150,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,997,903	6,480,002
NON-INTEREST INCOME
Service Charges on Deposit Accounts	350,763	291,500
Gain on Sale of Loans	186,816	307,914
Brokered Loan Fees	-	147,183
Loan Servicing Fees, Net of Amortization	72,519	65,561
Grants and Awards	-	359,480
Loss on Writedown of Fixed Assets	(378,585)	-
Other Income and Fees	114,575	85,265
TOTAL NON-INTEREST INCOME	346,088	1,256,903
NON-INTEREST EXPENSE
Salaries and Employee Benefits	3,698,559	3,597,155
Occupancy Expenses	586,435	546,329
Furniture and Equipment	440,329	442,020
Data Processing	634,508	490,629
Professional Fees	420,379	263,192
Marketing and Business Development	208,621	293,992
Office Supplies and Expenses	234,266	219,291
Insurance and Regulatory Assessments	211,000	206,210
Loan and Lease Expenses	106,115	90,077
Other Expenses	580,805	444,873
TOTAL NON-INTEREST EXPENSE	7,121,017	6,593,768
INCOME (LOSS) BEFORE INCOME TAXES	(4,777,026)	1,143,137
Income Tax Expense (Benefit)	(928,656)	377,843
NET INCOME (LOSS)	$(3,848,370)	$765,294

Per Share Data (Notes A and N):
Net Income (Loss) - Basic	$(3.18)	$0.96
Net Income (Loss) - Diluted	$(3.18)	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

~  ~

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2008 and 2007

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Income	Total

Balance at
January 1, 2007	$1,083,800	673,399	$6,858,648	$60,798		$4,208,742	$(58,887)	$12,153,101

Dividends paid						(96,688)		(96,688)
Exercise of stock options,
and related tax benefit
of $108,841		45,233	561,171					561,171
Repurchase of common stock		(29,400)	(294,000)			(165,228)		(459,228)
Stock-based compensation				47,542				47,542

Comprehensive Income:
Net income					$765,294	765,294		765,294
Net unrealized gain on
available-for-sale securities,
net of taxes of $116,128					167,112		167,112	167,112

Total Comprehensive Income					$932,406

Balance at
December 31, 2007	$1,083,800	689,232	$7,125,819	$108,340		$4,712,120	$108,225	$13,138,304

Dividends paid						-		-
Exercise of stock options,
and related tax benefit
of $28,772		20,700	235,772					235,772
Issuance of common stock
in public offering, net
of offering expenses of $556,413		410,644	6,835,179					6,835,179
Issuance of common stock
in private placement, net
of offering expenses		225,026	3,845,081					3,845,081
Stock-based compensation				63,945				63,945

Comprehensive Income (Loss):
Net loss					$(3,848,370)	(3,848,370)		(3,848,370)
Net unrealized gain on
available-for-sale securities,
net of taxes of $75,207					246,912		246,912	246,912

Total Comprehensive Loss					$(3,601,458)

Balance at
December 31, 2008	$1,083,800	1,345,602	$18,041,851	$172,285		$863,750	$355,137	$20,516,823

The accompanying notes are an integral part of these consolidated financial statements.

~  ~

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(3,848,370)	$765,294
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision (credit) for deferred income taxes	(494,803)	(54,774)
Depreciation	347,294	358,959
Accretion of discount on securities and loans, net	(177,922)	(123,748)
Provision for loan losses	4,245,000	150,000
Provision for losses on unfunded loan commitments	15,000	-
Stock-based compensation	63,945	47,542
Loss on disposal of fixed assets	378,584	-
Gain on loan sales	(186,816)	(307,914)
Proceeds from loan sales	6,038,681	5,061,817
Loans originated for sale	(4,026,298)	(7,127,310)
Increase in company owned life insurance	(94,998)	(81,773)
Decrease (increase) in accrued taxes receivable	(497,625)	79,579
Other, net	342,721	4,918
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,104,393	(1,227,410)

INVESTING ACTIVITIES
Net increase in Federal Home Loan Bank and other stock	(651,150)	(660,850)
Deposits placed in other banks	(11,160,000)	-
Purchase of available-for-sale securities	(14,880,260)	(3,988,477)
Proceeds from maturities, calls and paydowns of available-for-sale securities	7,388,852	3,548,050
Net increase in loans	(30,298,532)	(1,045,241)
Purchase of company-owned life insurance	(404,961)	-
Proceeds from sale of fixed assets	4,708	-
Purchases of premises and equipment	(692,082)	(172,352)
NET CASH USED IN INVESTING ACTIVITIES	(50,693,425)	(2,318,870)

FINANCING ACTIVITIES
Net decrease in demand deposits and savings accounts	(324,416)	(7,129,228)
Net increase (decrease) in time deposits	32,695,018	(4,717,995)
Net increase in other borrowings	17,500,000	10,800,000
Common stock repurchased	-	(459,228)
Proceeds from issuance of common stock	10,916,032	561,171
Payment of dividends	-	(96,688)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,786,634	(1,041,968)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,197,602	(4,588,248)
Cash and cash equivalents at beginning of year	5,526,704	10,114,952
CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,724,306	$5,526,704

Supplemental disclosures of cash flow information:
Interest paid	$4,708,982	$5,179,256
Taxes paid	35,000	210,000
Supplemental schedule of non-cash investing activities:
Real estate acquired by foreclosure	$83,100	$-
Portfolio loans reclassified to loans held for sale	-	1,172,869

The accompanying notes are an integral part of these consolidated financial statements.

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp (“Bancorp”) and its subsidiary, Mission Community Bank (“the Bank”), and the Bank’s subsidiary, Mission Community Development Corporation, collectively referred to herein as “the Company.”  All significant intercompany transactions have been eliminated.

Nature of Operations

The Bank has been organized as a single reporting segment and operates four branches in the Central Coast area of California (in the cities of San Luis Obispo, Paso Robles, Arroyo Grande and Santa Maria).

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

Mission Community Development Corporation

Mission Community Development Corporation (“MCDC”) is a community development corporation which provides financing for small businesses and projects in low- to moderate-income areas.  The Board of Directors of Mission Community Development Corporation consists of four members of the Board of Directors of the Company and three outside members who are actively involved in supporting community affairs and activities. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of MCDC were not material for the years ended December 31, 2008 or 2007.

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

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”).  The Bank was in compliance with this requirement, which was $503,000 as of December 31, 2008.

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

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported net of taxes as a separate component of comprehensive income, which is included in shareholders’ equity.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of securities are recorded using the specific identification method.

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

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

For impairment recognized in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, the entire change in either the present value of expected cash flows or the fair value of the collateral is reported as either provision for credit losses in the same manner in which impairment initially was recognized, or as a reduction in the amount of provision for credit losses that otherwise would be reported.

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

The Bank has adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  SFAS No. 156 permitted the Bank to choose between two different methods of measuring ongoing changes in the value of its SBA loan servicing asset: the amortization method or the fair value measurement method.  The Bank adopted the amortization method in 2007.

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Charge-offs are loans and leases deemed uncollectible, which are charged to the allowance.  Management performs, at least quarterly, an analysis of the allowance for loan losses to determine its adequacy.  In this analysis, all non-classified loans are segmented into components by loan type and internal risk rating.  Estimated loss factors are applied to each loan pool based on historical losses as well as management’s assessment of current factors that may impact these historical factors, such as changes in the local economy, changes in underwriting standards, changes in loans concentrations and trends in past due and non-performing loans.  Significant loans considered impaired by management, the Bank’s regulators or external credit review consultants are evaluated separately in the process.  In this evaluation, management reviews the borrower’s ability to repay as well as the estimated value of any underlying collateral.

Federal Home Loan Bank (FHLB) Stock

The Bank is a member of the Federal Home Loan Bank system.  Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan loss, if necessary.  Other real estate owned is carried at the lower of the Bank’s cost basis or fair value, less estimated carrying costs and costs of disposition.  Fair value is based on current appraisals less estimated selling costs.  Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses.

Company Owned Life Insurance

Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Advertising Costs

The Bank expenses the costs of advertising in the period incurred.

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  The Company classifies any interest or penalties related to income taxes as a part of income tax expense when incurred.  No such interest or penalties were incurred for in 2007 or 2008.

FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if, based on its technical merits, the position is more likely than not to be sustained on audit.  Management believes that all tax positions taken to date meet the “more likely than not” standard and, therefore, no accounting adjustment has been made to our financial statements as a result of adopting FIN 48.

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

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock-Based Compensation

Equity-based compensation arrangements, including employee stock options, are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”).  SFAS No. 123R generally requires entities to recognize the cost of employee services received in exchange for awards of stock options or other equity instruments based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  The Company adopted SFAS No. 123R using the “modified prospective method.”  Under this method, compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled.  Compensation expense for unvested options that were outstanding on January 1, 2006, the date SFAS 123R was adopted, is recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS No. 123.  The fair value of each grant is estimated using the Black-Scholes option pricing model.

Fair Value Measurement

Effective January 1, 2008, the Bank adopted SFAS No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The impact of adoption of SFAS No. 157 is not material.  Applicable disclosures are presented in these consolidated financial statements.

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.  Major categories of assets that are recognized or disclosed at fair value for which the Bank has not applied the provisions of SFAS 157 include Other Real Estate Owned and Company Owned Life Insurance.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Bank on January 1, 2008.  The Bank did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

~  ~

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a Bank’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

See Note R for more information and disclosures relating to the Bank’s fair value measurements.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management's intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available for Sale:
December 31, 2008:
U.S. Government agencies	$3,500,000	$70,155	$-	$3,570,155
Mortgage-backed securities	15,972,382	459,930	(24,700)	16,407,612
Municipal securities	3,581,152	-	(146,784)	3,434,368
Asset-backed securities	1,437,168	14,372	(17,836)	1,433,704
	$24,490,702	$544,457	$(189,320)	$24,845,839

December 31, 2007:
U.S. Government agencies	$5,992,575	$26,962	$(9,377)	$6,010,160
Mortgage-backed securities	7,327,838	36,520	(35,465)	7,328,893
Municipal securities	2,971,893	15,549	(23,272)	2,964,170
Asset-backed securities	648,406	173,014	(499)	820,921
	$16,940,712	$252,045	$(68,613)	$17,124,144

~  ~

NOTE B - INVESTMENT SECURITIES - Continued

During 2004, one of the Bank’s asset-backed securities was identified as “other than temporarily impaired,” and a loss reserve was established for this security.  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of December 31, 2008, the gross book value of the security was $309,000 and the reserve was $277,000, for a net book value of $32,000.  Management estimates that the fair value of this security is approximately equal to the $32,000 net book value.

The scheduled maturities of investment securities at December 31, 2008, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Within one year	$2,333,543	$2,369,920
Due in one year to five years	1,076,622	1,100,293
Due in five years to ten years	2,810,152	2,889,249
Due in greater than ten years	18,270,385	18,486,377
	$24,490,702	$24,845,839

Included in accumulated other comprehensive income at December 31, 2008 were net unrealized gains on investment securities available for sale of $355,137.  No deduction was made for income taxes on as of December 31, 2008 (see Note H).  At December 31, 2007, accumulated other comprehensive income included net unrealized gains on available-for-sale securities of $183,432 less applicable income taxes of $75,207.  No securities were sold in 2008 or 2007.

Investment securities in a temporary unrealized loss position as of December 31, 2008 and 2007 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,720,805	24,700	-	-	1,720,805	24,700
Municipal securities	3,434,368	146,784	-	-	3,434,368	146,784
Asset-backed securities	440,060	6,439	80,110	11,397	520,170	17,836
	$5,595,233	$177,923	$80,110	$11,397	$5,675,343	$189,320

December 31, 2007:
U.S. Government agencies	$-	$-	$2,490,320	$9,377	$2,490,320	$9,377
Mortgage-backed securities	611,527	2,965	3,507,599	32,500	4,119,126	35,465
Municipal securities	360,412	2,725	1,211,867	20,547	1,572,279	23,272
Asset-backed securities	-	-	107,314	499	107,314	499
	$971,939	$5,690	$7,317,100	$62,923	$8,289,039	$68,613

~  ~

NOTE B - INVESTMENT SECURITIES – Continued

As of December 31, 2008, 24 securities have been in an unrealized loss position for less than one year.  The unrealized loss on investments in asset-backed securities which have been in an unrealized loss position for one year or longer as of December 31, 2008, represents one security.  Because the Bank has the ability to hold all investments in an unrealized loss position until a recovery in fair value, which may be maturity, the unrealized loss on these investments are not considered to be other-than-temporarily impaired as of December 31, 2008.  Other than the one impaired asset-backed security footnoted above, none of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk.

Investments securities carried at $5,121,000 and $10,631,000 as of December 31, 2008 and 2007, respectively, were pledged to secure public deposits as required by law.  As of December 31, 2008, securities carried at $8,794,000 were pledged to secure borrowings from the Federal Home Loan Bank of San Francisco, as described in Note F.

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2008, 65% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 42% of the loan portfolio as of December 31, 2008.

Included in total loans are net deferred loan fees of $67,000 and $22,000 at December 31, 2008 and 2007, respectively.

The following is a summary of the investment in impaired loans as of December 31, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	2008	2007
Impaired Loans:
Impaired loans with a related allowance for loan losses	$4,513,760	$273,348
Impaired loans with no related allowance for loan losses	3,970,355	1,714,658
Total impaired loans	8,484,115	1,988,006
Related Allowance for Loan Losses	1,342,312	20,172
Average Recorded Investment in Impaired Loans	4,948,951	980,401
Interest Income Recognized for Cash Payments While Impaired	243,479	105,977
Total Loans on Non-accrual	3,556,660	1,988,006
Total Loans Past Due 90 Days or More and Still Accruing	265,174	68,263

~  ~

NOTE C - LOANS - Continued

Following is a summary of the changes in the allowance for possible loan and lease losses for the years ended December 31:

	2008	2007

Balance at Beginning of Year	$1,149,874	$1,025,939
Additions to the Allowance Charged to Expense	4,245,000	150,000
Less Loans Charged Off	(1,478,652)	(31,425)
Plus Recoveries on Loans Previously Charged Off	25,998	5,360
Balance at End of Year	$3,942,220	$1,149,874

The Bank also originates SBA-guaranteed loans for sale to institutional investors.  At December 31, 2008 and 2007 the Bank was servicing $23,229,000 and $24,722,000, respectively, in loans previously sold or participated.  The Bank has recorded servicing assets related to these sold loans of approximately $187,000 and $253,000 at December 31, 2008 and 2007, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Bank used the following assumptions for sales recorded in 2008:

Range                                      Weighted Average
Discount rate                                                   7.50% to 9.00%                                                        7.97%
Estimated life                                                    40-48 months                                                  47.8 months

Management performs an analysis each quarter to reassess these assumptions, which are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balances of the SBA loan servicing asset for 2008 and 2007:

	2008	2007

Balance at Beginning of Year	$252,572	$282,696
Additions to the Asset	71,425	96,127
Less amortization	(136,609)	(126,251)
Balance at End of Year	$187,388	$252,572

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2008 and 2007.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of income.

~  ~

NOTE D - PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31 follows:

	2008	2007

Land	$976,498	$2,171,007
Buildings	796,633	823,227
Leasehold improvements	671,142	339,319
Furniture, fixtures, and equipment	2,482,904	2,309,514
	4,927,177	5,643,067
Accumulated depreciation and amortization	(2,328,480)	(2,105,866)
Net premises and equipment	$2,598,697	$3,537,201

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2024.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $357,000 in 2008 and $324,000 in 2007.

At December 31, 2008, the approximate future minimum annual payments under these leases for the next five years are as follows:

2009	$446,957
2010	745,945
2011	683,105
2012	662,583
2013	549,176
Later years	6,229,679
$9,317,445

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

In March 2008, the Bank entered into a 5-year lease for an office building in Santa Maria, California, where the Bank opened a full-service branch office in December 2008.  The current rental cost is $8,679 per month.  The lease provides for two 5-year renewal options and an option to purchase the property for a specified amount during the last two months of 2010.

~  ~

NOTE E - DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Due in one year	$87,032,013
Due in one to five years	2,301,706
$89,333,719

Sixteen deposit customers comprised $39.7 million, or 27.4%, of the Bank’s total deposits as of December 31, 2008.

NOTE F - OTHER BORROWINGS

Other borrowings at December 31, 2008, comprised of fixed rate advances from the Federal Home Loan Bank of San Francisco, are scheduled to mature as follows:

Maturity Date	Interest Rate	Amount
2009	3.31%	$39,700,000
2010	5.13%	3,000,000
2013	4.89%	3,000,000
Total / Weighted Average	3.54%	$45,700,000

These advances are secured by loans of approximately $97.5 million and securities of approximately $9 million.  As of December 31, 2008, the Bank had a borrowing capacity of approximately $3.1 million with the Federal Home Loan Bank of San Francisco in addition to the borrowings listed above.

The Bank also has unsecured borrowing lines with correspondent banks totaling $6.5 million.  As of December 31, 2008, there were no balances outstanding on these lines.

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at 3-mo. LIBOR plus 2.95% for an effective rate of 7.77% as of December 31, 2008.  The debt securities can be redeemed at par.

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

~  ~

NOTE H - INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2008 and 2007 is comprised of the following:

	2008	2007
Current Taxes:
Federal	$(436,253)	$309,294
State	2,400	123,323
	(433,853)	432,617
Deferred	(494,803)	(54,774)
	$(928,656)	$377,843

A comparison of the federal statutory income tax rates to the Company’s effective income tax (benefit) follows:

	2008		2007
	Amount	Rate	Amount	Rate

Federal tax rate	$(1,624,189)	34.0%	$388,667	34.0%
California franchise taxes, net of federal
tax benefit	(344,040)	7.2%	79,987	7.0%
Allowance for deferred tax assets	1,125,885	(23.6)%	-	-
Interest on municipal securities and loans	(90,220)	1.9%	(79,623)	(7.0)%
Increase in cash surrender value
of bank-owned life insurance	(32,299)	0.7%	(27,803)	(2.4)%
Other items - net	36,207	(0.8)%	16,615	1.5%
	$(928,656)	19.4%	$377,843	33.1%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The Company’s principal timing differences are from the cash basis of tax reporting and the allowance for loan and lease losses.

~  ~

NOTE H - INCOME TAXES - Continued

The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying consolidated balance sheets:

	2008	2007
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$1,476,622	$474,813
Reserve for Impaired Security	113,815	110,994
Net Operating Loss Carryforwards	525,724	-
Other	307,569	203,531
	2,423,730	789,338

Valuation Allowance	(1,125,885)	-

Deferred Tax Liabilities:
Deferred Loan Costs	(215,485)	(188,336)
Depreciation Differences	(167,282)	(81,221)
Unrealized Gain on Available-for-Sale Securities	-	(75,207)
BEA Award Deferred for Tax Purposes	-	(134,157)
Other	(83,117)	(48,466)
	(465,884)	(527,387)

Net Deferred Tax Assets	$831,961	$261,951

The valuation allowance was established because the Bank’s loss in 2008 exceeded its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years.  The Bank has net operating loss carry forwards of approximately $1,118,000 for federal income and $2,037,000 for California franchise tax purposes.  The federal and California net operating loss carry forwards, to the extent not used, will expire in 2028.  See also Note T regarding a change to the federal carryback period enacted subsequent to December 31, 2008.

As of December 31, 2008, tax years for 2005 through 2008 remain open to audit by the Internal Revenue Service and 2004 through 2008 remain open by the California Franchise Tax Board.  In the opinion of management, all significant tax positions taken, or expected to be taken, by the Company in any open tax year would more likely than not be sustained upon examination by the tax authorities.

~  ~

NOTE I - STOCK OPTION PLANS

The Company adopted in 1998 a stock option plan under which 180,000 shares of the Company’s common stock may be issued.  The 1998 Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted and received shareholder approval for the Mission Community Bancorp 2008 Stock Incentive Plan.  The 2008 Plan provides for the grant of various equity awards, including stock options.  A total of 201,840 common shares may be issued under the 2008 Plan.  Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, generally for a term of ten years, with vesting occurring ratably over five years.  The Plans provide for acceleration of vesting of all options upon change in control of the Bank.  The Bank recognized in 2008 and 2007 stock-based compensation of $64 thousand and $48 thousand, respectively.  Income tax benefits related to that stock-based compensation was $-0-and $1 thousand for 2008 and 2007, respectively.

On May 27, 2008, the Company granted to the Bank’s two most senior officers options to purchase a total of 41,064 shares of common stock at an exercise price of $18.00 per share.  These non-qualified stock options were granted under the 2008 Plan, vest over five years, and expire ten years after the date of grant.  The fair value ascribed to those options, using the Black-Scholes option pricing model, was $4.58 per share, or a total of $188,073.  No options were granted in 2007.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2008 and changes during the year is presented below:

			Weighted-		Aggregate
		Weighted-	Average		Intrinsic
		Average	Remaining		Value of
		Exercise	Contractual		In-the-Money
	Shares	Price	Term		Options
Outstanding at Beginning of Year	80,900	$13.42
Granted	41,064	18.00
Exercised	(20,700)	10.00
Forfeited/Expired	(11,700)	13.97
Outstanding at End of Year	89,564	$16.24	6.5	Years	$42,755

Options Exercisable at Year-End	41,900	$13.05	3.7	Years	$42,755

The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 were $110,000 and $362,000, respectively.

As of December 31, 2008, the Company has unvested options outstanding with unrecognized compensation expense totaling $208 thousand, which is scheduled to be recognized as follows (in thousands):

2009                    $  80
2010                    38
2011                       37
2012                      38
2013                          15
Total unrecognized compensation cost $208

~  ~

NOTE J – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was approximately $90,000 in 2008 and $165,000 in 2007.

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

~  ~

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

The following is a summary of the activity in these loans:

	2008	2007

Balance at the beginning of the year	$2,498,900	$2,730,982
New loans and advances	3,187,523	1,227,114
Repayments	(700,128)	(1,459,196)
Balance at the end of the year	$4,986,295	$2,498,900

Deposits from related parties held by the Bank totaled approximately $4,761,000 at December 31, 2008, and $4,609,000 at December 31, 2007.

During 2003, Bancorp pledged a $250,000 certificate of deposit in an unaffiliated bank as collateral for borrowings of MCSC under a line of credit.  The certificate matured in 2008 and was replaced by a certificate for $75,000, which has been pledged as collateral for the line of credit.  As of December 31, 2008, MCSC had borrowed $35,500 on the line.  No potential liability was recognized by Bancorp as of December 31, 2008, because the outstanding balance on the line is expected to be repaid with funds to be received from other sources, including a grant program through the U.S. Small Business Administration.  During 2007 Bancorp made cash contributions to MCSC totaling $36,013.  No cash contributions were made to MCSC during 2008.

~  ~

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2008	2007

Commitments to Extend Credit	$28,427,000	$28,608,000
Standby Letters of Credit	304,000	693,000
	$28,731,000	$29,301,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Standby letters of credit are conditional commitments to guarantee the performance of a Bank customer to a third party.  Since many of the commitments and standby letters of credit are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer's creditworthiness on a case-by-case basis.  The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.

The Bank has established an allowance for possible losses on unfunded loan commitments in the amount of $70,000, which is included in other liabilities in the consolidated statements of condition.  To date, no losses have been charged against this allowance.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company and the Bank.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

~  ~

NOTE N - EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) and shares outstanding to the income (loss) and number of shares used in the computation of earnings (loss) per share:

	2008	2007

Average common shares outstanding
during the year (used for basic EPS)	1,090,569	679,144
Dilutive effect of outstanding stock options	-	34,008
Average common shares used for diluted EPS	1,090,569	713,152

Net income (loss)	$(3,848,370)	$765,294
Less income or loss allocated to preferred stock	(382,908)	115,214
Income allocated to common stock	$(3,465,462)	$650,080

Basic earnings (loss) per common share	$(3.18)	$0.96
Diluted earnings (loss) per common share	(3.18)	0.91

Excluded from the diluted EPS computation for 2007 were options for 19,500 shares because the effect would be anti-dilutive.  Those options have an exercise price of $25.50 per share and will expire on March 28, 2015.  All options were excluded from the diluted EPS computation in 2008 because any stock options would have an anti-dilutive effect on the net loss.

~  ~

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,324	11.74%	$13,899	10.0%	$11,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,119	10.88%	$8,340	6.0%	$5,560	4.0%
Tier 1 Capital (to Average Assets)	$15,119	9.47%	$7,979	5.0%	$6,383	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, net of the amount of any dividends or other capital distributions made during those periods.  Under this rule, due to the Bank’s 2008 net loss, regulatory approval is required as of December 31, 2008, for any dividend distributions from the Bank to Bancorp.  However, dividend distributions from the Bank would not downgrade the Bank’s prompt corrective action status from well-capitalized to adequately-capitalized unless they exceeded $5,557,000.

~  ~

NOTE P - GRANTS AND AWARDS

In 2007 the Bank received a $326 thousand grant from the Bank Enterprise Award program of the Department of the Treasury, based on lending activity the bank commenced in 2006.  That grant was recognized in non-interest income in 2007.

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

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS
	2008	2007
ASSETS
Cash	$1,468,589	$59,065
Deposits in other banks	75,000	250,000
Investment in subsidiary bank	21,531,964	15,252,121
Other assets	645,066	866,559
TOTAL ASSETS	$23,720,619	$16,427,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures	$3,093,000	$3,093,000
Due to Mission Community Bank	26,889	131,685
Other liabilities	83,907	64,756
TOTAL LIABILITIES	3,203,796	3,289,441
TOTAL SHAREHOLDERS' EQUITY	20,516,823	13,138,304
	$23,720,619	$16,427,745

~  ~

 NOTE Q - MISSION COMMUNITY BANCORP (Parent Company Only) – Continued

CONDENSED STATEMENTS OF INCOME
	2008	2007
Interest income	$26,668	$11,750
Interest expense	220,335	276,864
Net interest (expense)	(193,667)	(265,114)
Dividends received from subsidiary	-	300,283
Less contributions to Mission Community Services Corp.	-	36,013
Less other expenses	286,998	210,756
Loss before taxes	(480,665)	(211,600)
Income taxes expense (benefit)	(92,080)	(209,872)
Income (loss) before equity in undistributed income of subsidiary	(388,585)	(1,728)
Equity in undistributed income of subsidiary	(3,459,785)	767,022
Net income (loss)	$(3,848,370)	$765,294

CONDENSED STATEMENTS CASH FLOWS
	2008	2007
Operating activities:
Net income (loss)	$(3,848,370)	$765,294
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Income of subsidiary	3,459,785	(1,067,305)
Amortization expense	12,925	17,232
Other, net	122,923	(344,829)
Net cash used by operating activities	(252,737)	(629,608)
Investing activities:
Investment in certificate of deposit	(75,000)	-
Maturity of certificate of deposit	250,000	-
Dividends received from subsidiary	-	300,283
Investment in subsidiary	(9,428,771)	-
Net cash provided by (used in) investing activities	(9,253,771)	300,283
Financing activities:
Proceeds from issuance of common stock	10,916,032	561,171
Common stock repurchased	-	(459,228)
Cash dividends paid	-	(96,688)
Net cash provided by financing activities	10,916,032	5,255
Net increase (decrease) in cash	1,409,524	(324,070)
Cash at beginning of year	59,065	383,135
Cash at end of year	$1,468,589	$59,065

~  ~

NOTE R - FAIR VALUE MEASUREMENT

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in Level 3 of the valuation hierarchy. For instance, the Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Prior to January 1, 2008, the Bank has used a pricing method for this security that would be considered Level 2 pricing.  Upon adoption of SFAS No. 157 in 2008, the Bank concluded that Level 3 pricing was more appropriate for this security, given the lack of observable inputs to the estimation process.  Due to the illiquidity in the secondary market for this security, this fair value estimate cannot be corroborated by observable market data.  This change in estimate resulted in a reduction in the fair value of this security by $168 thousand as of January 1, 2008.  Because this security remains in the available-for-sale portfolio, this change in estimate was included in other comprehensive income (loss) but had no effect on reported net income (loss).  With the exception of this one security, all of the Bank's securities were classified in Level 2.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is determined using quoted market prices for similar assets (Level 2).

SBA Loan Servicing Rights: SBA loan servicing rights are initially recorded at fair value in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140 and are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Loan servicing rights are evaluated for impairment subsequent to initial recording.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, risk grade and loan type.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  SBA loan servicing rights do not trade in an active market with readily observable prices. Accordingly, the Bank determines the fair value of loan servicing rights by estimating the present value of the future cash flows associated with the loans being serviced. Key economic assumptions used in measuring the fair value of loan servicing rights include prepayment speeds and discount rates. While market-based data is used to determine the input assumptions, the Bank incorporates its own estimates of assumptions market participants would use in determining the fair value of loan servicing rights (Level 3).

Collateral-Dependent Impaired Loans:  The Bank does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral or (2) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants (Level 3).

~  ~

NOTE R - FAIR VALUE MEASUREMENT – Continued

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value at December 31, 2008:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities Available for Sale	$-	$24,813,494	$32,345	$24,845,839

Assets measured at fair value on a non-recurring basis:
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$-	$-	$4,723,314	$4,723,314

SBA loan servicing rights, which are carried at the lower of cost or fair value, have resulted in no write-down or valuation allowance as of December 31, 2008.

Collateral-dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying value of $6,065,619, with a specific reserve of $1,342,305, as of December 31, 2008.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during 2008:

Securities
Beginning balance 12/31/07	$-
Transfers into Level 3	226,899
Total Gains (Losses):
Included in Income (Loss)	-
Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	(168,493)
Purchases	-
Settlements	-
Paydowns and maturities	(26,061)
Ending Balance 12/31/08	$32,345

Total unrealized gains (losses) for the period relating to assets still held at the reporting date	$(168,493)

~  ~

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with Banks.  The fair values of investment securities, including available-for-sale, are generally based on matrix pricing.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

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

~  ~

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$7,804,000	$7,804,000	$2,212,000	$2,212,000
Federal funds sold	9,920,000	9,920,000	3,315,000	3,315,000
Interest-bearing deposits in other banks	11,710,000	11,710,000	550,000	550,000
Investment securities	24,846,000	24,846,000	17,124,000	17,124,000
Loans, net	149,369,000	150,476,000	125,279,000	128,412,000
Federal Home Loan Bank and other stocks	2,757,000	2,757,000	2,021,000	2,021,000
Company owned life insurance	2,713,000	2,713,000	2,289,000	2,289,000
Accrued interest receivable	824,000	824,000	747,000	747,000

Financial Liabilities:
Deposits	144,804,000	145,206,000	112,433,000	112,448,000
Other borrowings	45,700,000	46,484,000	28,200,000	28,514,000
Junior subordinated debt securities	3,093,000	3,211,000	3,093,000	3,212,000
Accrued interest and other liabilities	1,376,000	1,376,000	1,465,000	1,465,000

NOTE T – SUBSEQUENT EVENTS

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of a new Series D Fixed Rate Cumulative Perpetual Preferred Stock (the “Series D Preferred”) having a liquidation preference of $1,000 per share.  This transaction is a part of the Capital Purchase Program of the Treasury’s Troubled Asset Relief Program (TARP).  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.  After giving effect to this additional capital investment, the Bank’s pro forma capital ratios as of December 31, 2008, would increase from the amounts shown in Note O to the following:
Total risk-based capital ratio                                                                     15.81%
Tier 1 risk-based capital ratio                                                                     14.58%
Tier 1 leverage ratio                                                                                    11.58%

The Series D Preferred will pay cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series D Preferred may not be redeemed during the first three years after issuance except from the proceeds of a “Qualified Equity Offering.”  Thereafter, Mission Community Bancorp may elect to redeem the Series D Preferred at the original purchase price plus accrued but unpaid dividends, if any.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“the Act”) was signed into law, which provides for an increased carryback period for 2008 net operating losses of eligible small businesses.  Management believes the Company qualifies as an eligible small business under the Act.  This provision under the Act will permit the Company to carry back up to three additional years the $1,118,000 federal net operating loss carry forward reported in Note H, resulting in a tax refund and the recognition of approximately $380 thousand of tax benefits in 2009.

~  ~

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with the Company’s accountants.

Item 9AT.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation as of December 31, 2008, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 15a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

The following section of this Annual Report on Form 10-K will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and interpretive guidance provided by the Securities and Exchange Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

~  ~

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 18 to 24 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board’s Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Based on internal audits performed in 2007 and 2008, neither management nor the Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board’s Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement (such as a Memorandum of Understanding or Cease and Desist Order) which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2008, the Bank is not operating under any formal or informal agreement with the FRB or DFI.

Finally, internal controls and financial reporting is reviewed by independent registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board’s Audit Committee.  As of December 31, 2008, the Company’s independent registered public accountants have certified the audited financial statements of the Company, with no material weaknesses identified in internal controls or financial reporting.  This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered pubic accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 8B.  Other Information

None.

~  ~

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 27, 2009.

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

Item 11.  Executive Compensation

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 27, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” above.  The other information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 27, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 27, 2009.

Item 14.  Principal Accountant Fees and Services

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders to be held May 27, 2009.

~  ~

Item 15. Exhibits

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
4.10	Certificate of Determination for Series D Preferred Stock (Q)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank(J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)
10.17	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.19	Mission Community Bancorp 2008 Stock Incentive Plan (P)
10.20	Amendment No. 1 to Second Amended and Restated Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Anita M. Robinson (R)
10.21	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (R)
10.22	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (R)
10.23
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which include the Securities Purchase Agreement—Standard Term attached thereto, with respect to the issuance and sale of the Series D. Preferred Stock (Q)

10.24	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (Q)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (Q)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp ad The Department of the Treasury regarding CDFI status (Q)
14	Code of Ethics
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A)Included in the Company’s Form 8-K filed on December 18, 2000
(B)Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)Included in the Company’s Form 10-QSB filed August 12, 2002
(D)Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)Included in the Company’s Form 8-K filed on October 21, 2003
(F)Included in the Company’s Form 10-QSB filed on August 10, 2004
(G)Included in the Company’s Form 8-K filed on January 19, 2005
(H)Included in the Company’s Form 8-K filed on February 17, 2005
(I)Included in the Company’s Form 10-QSB filed on August 14, 2006
(J)Included in the Company’s Form 8-K filed on June 13, 2007
(K)Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007
(L)Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007
(M)Included in the Company’s Form 8-K filed on August 14, 2007
(N)Included in the Company’s Form 8-K filed on October 23, 2007
(O)Included in the Company’s Form 10-KSB filed on March 28, 2008
(P)Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)Included in the Company’s Form 8-K filed on January 14, 2009
(R)Included in the Company’s Form 8-K filed on December 30, 2008

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

~  ~

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:       March 13, 2009

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:       March 13, 2009

[Signatures continue on next page]

~  ~

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault	Director	March 14, 2009
BRUCE M. BREAULT
/s/ Roxanne M. Carr	Vice Chairman of the Board	March 13, 20099
ROXANNE M. CARR
/s/ William B. Coy	Chairman of the Board	March 14, 2009
WILLIAM B. COY
Director
HOWARD N. GOULD
/s/ Richard Korsgaard	Director	March 14, 2009
RICHARD KORSGAARD
/s/ Ronald B. Pigeon	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 13, 2009
RONALD B. PIGEON
/s/ Anita M. Robinson	Director, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009
ANITA M. ROBINSON
Director
ROBIN L. ROSSI
Director
GARY E. STEMPER
/s/ Brooks W. Wise	Director	March 14, 2009
BROOKS W. WISE
Director
KARL F. WITTSTROM

~  ~