Form 10-Q
period 2009-03-31
MISSION COMMUNITY BANCORP
filed 2009-05-15
CIK 1129920

Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether or to registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No (not yet applicable to registrant)

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,345,602 shares of common stock outstanding as of May 8, 2009.

Index

Mission Community Bancorp
March 31, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
March 31, 2009, December 31, 2008 and March 31, 2008

Condensed Consolidated Statements of Income
for the Three-Month Periods Ended March 31, 2009 and 2008

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Three-Month Periods Ended March 31, 2009 and 2008

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2009 and 2008

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A.  Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits

Index

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)

	March 31, 2009	December 31, 2008	March 31, 2008
Assets
Cash and due from banks	$3,147	$7,804	$1,989
Federal funds sold	28,005	9,920	2,140
Total cash and cash equivalents	31,152	17,724	4,129
Interest-bearing deposits in other banks	11,710	11,710	550
Investment securities available for sale	20,693	24,846	28,206

Loans held for sale	1,414	1,264	615

Loans, net of unearned income	152,932	152,047	130,532
Less allowance for loan losses	(4,038)	(3,942)	(1,356)
Net loans	148,894	148,105	129,176

Federal Home Loan Bank stock and other stock, at cost	2,757	2,757	2,038
Premises and equipment	2,661	2,599	3,523
Other real estate owned	983	983	-
Company owned life insurance	2,813	2,789	2,310
Accrued interest and other assets	3,055	2,713	1,992
Total Assets	$226,132	$215,490	$172,539

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$21,479	$22,802	$21,758
Money market, NOW and savings	38,008	32,668	40,083
Time certificates of deposit	101,605	89,334	57,954
Total deposits	161,092	144,804	119,795
Other borrowings	35,300	45,700	28,200
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,076	1,376	1,261
Total liabilities	200,561	194,973	152,349
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,072	-	-
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at March 31, 2009;
1,345,602 at December 31, 2008;
and 1,120,576 at March 31, 2008	18,042	18,042	14,193
Additional paid-in capital	187	172	119
Retained earnings	1,042	864	4,606
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities, net of tax	144	355	188
Total shareholders' equity	25,571	20,517	20,190
Total Liabilities and Shareholders' Equity	$226,132	$215,490	$172,539

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Interest Income
Interest and fees on loans	$2,331	$2,429
Interest on investment securities	259	212
Other interest income	93	94
Total interest income	2,683	2,735
Interest Expense
Interest on money market, NOW and savings deposits	153	202
Interest on time certificates of deposit	650	605
Other interest expense	399	366
Total interest expense	1,202	1,173
Net interest income	1,481	1,562
Provision for loan losses	300	220
Net interest income after provision for loan losses	1,181	1,342
Non-interest income
Service charges on deposit accounts	82	70
Gain on sale of loans	62	30
Loan servicing fees, net of amortization	25	25
Gain on sale of available-for-sale securities	239	-
Other income and fees	28	31
Total non-interest income	436	156
Non-interest expense
Salaries and employee benefits	979	962
Occupancy expenses	172	121
Furniture and equipment	111	113
Data processing	186	132
Professional fees	95	91
Marketing and business development	34	33
Office supplies and expenses	70	57
Insurance and regulatory assessments	57	49
Loan and lease expenses	32	21
Provision for unfunded commitments	35	-
Other expenses	121	141
Total non-interest expense	1,892	1,720
Income (loss) before income taxes	(275)	(222)
Income tax expense (benefit)	(479)	(116)
Net income (loss)	$204	$(106)
Net income (loss) applicable to common stock	$163	$(93)

Per Common Share Data:
Net Income (Loss) - Basic	$0.12	$(0.10)
Net Income (Loss) - Diluted	$0.12	$(0.10)

Average common shares outstanding - basic	1,345,602	913,718
Average common shares outstanding - diluted	1,347,744	929,820

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options
and related tax benefit of $25		20,700	232					232

Issuance of common stock
in public offering, net
of offering expenses		410,644	6,835					6,835

Stock-based compensation				11				11

Comprehensive income:
Net income (loss)					$(106)	(106)		(106)
Net unrealized gain on
available-for-sale securities,
net of taxes of $55	-	-	-	-	80	-	80	80
Total comprehensive income (loss)					$(26)

Balance at March 31, 2008	$1,084	1,120,576	$14,193	$119		$4,606	$188	$20,190

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $44	5,072							5,072

Dividends declared and paid
on Series D preferred stock						(26)		(26)

Stock-based compensation				15				15

Comprehensive income (loss):
Net income (loss)					$204	204		204
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(285)		(285)	(285)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $100	-	-	-	-	74	-	74	74
Total comprehensive income (loss)					$(7)

Balance at March 31, 2009	$6,156	1,345,602	$18,042	$187		$1,042	$144	$25,571

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)

	For theThree Months Ended
	March 31, 2009	March 31, 2008
Operating Activities
Net income (loss)	$204	$(106)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	105	89
Accretion of discount on securities and loans, net	(35)	(38)
Provision for credit losses	300	220
Provision for losses on unfunded loan commitments	35	-
Stock-based compensation	15	11
Gain on sale of securities	(239)	-
Gain on loan sales	(62)	(31)
Increase in company-owned life insurance	(24)	(21)
Net increase in accrued taxes receivable	(479)	-
Other, net	(298)	(267)
Proceeds from loan sales	2,184	3,034
Loans originated for sale	(2,265)	(105)
Net cash provided by (used in) operating activities	(559)	2,786
Investing Activities
Purchase of available-for-sale securities	(4,448)	(12,880)
Proceeds from maturities, calls and paydowns of available-for-sale securities	1,017	1,941
Proceeds from sales of available-for-sale securities	7,726	-
Net increase in loans	(1,074)	(7,600)
Purchases of premises and equipment	(168)	(79)
Proceeds from sale of fixed assets	-	5
Net cash provided by (used in) investing activities	3,053	(18,613)
Financing Activities
Net increase in demand deposits and savings accounts	4,017	6,046
Net increase in time deposits	12,271	1,316
Net decrease in other borrowings	(10,400)	-
Proceeds from issuance of common stock in public offering, net	-	6,835
Proceeds from issuance of preferred stock under TARP-CPP, net	5,072	-
Payment of TARP-CPP dividends	(26)	-
Proceeds from exercise of stock options	-	232
Net cash provided by financing activities	10,934	14,429
Net increase (decrease) in cash and cash equivalents	13,428	(1,398)
Cash and cash equivalents at beginning of year	17,724	5,527
Cash and cash equivalents at end of period	$31,152	$4,129

Supplemental disclosures of cash flow information:
Interest paid	$3,507	$1,160
Taxes paid	-	28

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2008, which was filed on March 16, 2009.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2009 and 2008 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.

Note 2 – Stock Based Compensation

The Company has a stock option plan, adopted in 1998, which is more fully described in Note I to the consolidated financial statements in the Company’s Annual Report on Form 10-K.  The 1998 Stock Option Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted the Mission Community Bancorp 2008 Stock Incentive Plan, which has been approved by the Company’s shareholders.  The 2008 Plan provides for the grant of various equity awards, including stock options.

On January 1, 2006, the Company implemented Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which addresses accounting for equity-based compensation arrangements, including employee stock options.  SFAS 123R replaced SFAS 123 and superseded Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related guidance.  The Company adopted the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is being recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of SFAS 123.

Index

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

During the three-month periods ended March 31, 2009 and 2008, the Bank recognized pre-tax stock-based compensation expense of $15 thousand and $11 thousand, respectively, as a result of adopting SFAS 123R.  As of March 31, 2009, the Company has unvested options outstanding with unrecognized compensation expense totaling $183 thousand, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2009           $  55
2010                                                                    38
2011                                                                    38
2012                                                                    37
2013                                                                    15
Total unrecognized compensation cost   $183

Note 3 — Operating Segments

The Company has only one reportable operating segment—commercial banking.  The commercial banking segment provides traditional banking services such as checking and savings accounts, time certificates of deposit and loans.

Note 4 — Preferred Stock

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of a new Series D Fixed Rate Cumulative Perpetual Preferred Stock (the “Series D Preferred”) having a liquidation preference of $1,000 per share.  This transaction is a part of the Capital Purchase Program of the Treasury’s Troubled Asset Relief Program (“TARP”).  The Series D Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  The Company may not redeem the Series D Preferred Stock during the first three years except with the proceeds from a “qualified equity offering.” After three years, the Company may, at its option, redeem the Series D Preferred Stock at par value plus accrued and unpaid dividends.  The Series D Preferred Stock is generally non-voting.  Prior to January 9, 2012, unless the Company has redeemed the Series D Preferred Stock or the Treasury Department has transferred the Series D Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to issue a common stock dividend or repurchase its common stock, or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances.  The

Index

$5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.

Note 5 —Income taxes

The Company recognized an income tax benefit of $479 thousand for the three months ended March 31, 2009, as compared with a $116 thousand tax benefit for the same period in 2008.  The $479 thousand benefit recognized in 2009 includes $351 thousand which was due to the Bank’s ability under the American Recovery and Reinvestment Act of 2009 (“ARRA”) to carry back 2008’s net operating losses to five prior years.  Tax laws in effect as of December 31, 2008 permitted only a two-year carry back period.  Excluding this $351 thousand tax adjustment, the effective tax rate (income tax benefit as a percentage of pre-tax loss) for the first quarter of 2009 would have been 46.5%, as compared with 52.3% for the same period in 2008.  Because the extended carry back period under ARRA applies only to 2008, management’s determination of the amount of deferred tax allowance recorded as of December 31, 2008, was not affected materially.

Note 6 — Fair Value Measurement

The Company has adopted Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements.  SFAS No. 157, which was effective for financial assets and liabilities on January 1, 2008, and for non-financial assets and liabilities on January 1, 2009, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Statement describes three levels of inputs that may be used in fair value measurement:

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

When feasible, Level 1 pricing is preferable to Level 2, and Level 3 pricing would only be used if neither Level 1 nor Level 2 pricing methods were considered appropriate.

The Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Prior to January 1, 2008, the Bank has used a pricing method for this security that would be considered Level 2 pricing.  Upon adoption of SFAS No. 157 in 2008, the Bank concluded that Level 3 pricing was more appropriate for this security, given the lack of

Index

observable inputs to the estimation process.  Due to the illiquidity in the secondary market for this security, this fair value estimate cannot be corroborated by observable market data.  This change in estimate resulted in a reduction in the fair value of this security by $168 thousand as of January 1, 2008.  Because this security remains in the available-for-sale portfolio, this change in estimate was included in other comprehensive income but had no effect on reported net income (loss).

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value as of March 31, 2009:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value on a recurring basis:
Available-for-sale securities	$-	$20,667	$26	$20,693

Financial sssets measured at fair value on a non-recurring basis:
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$4,303	$4,303

Non-financial sssets measured at fair value on a non-recurring basis:
Foreclosed real estate	$-	$-	$83	$83
Other real estate	-	-	900	900

Collateral-dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying value of $5,309,000, with a specific reserve of $1,006,000, as of March 31, 2009.

Index

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2008 and 2009:

(in thousands)	Securities
	Three Months Ended March 31
	2009	2008
Balance at beginning of year	$32	$-
Transfers into Level 3	-	227
Unrealized gains (losses)
included in other comprehensive income (loss)	-	(168)
Purchases	-	-
Settlements	-	-
Paydowns and maturities	(6)	(7)
Balance at end of period	$26	$52

Total unrealized gains (losses)
for the period relating to assets still held at the reporting date	$-	$(168)

Note 7 — Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed.”  FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

Also in April 2009, the FASB issued FSP FAS 115-2 and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  The FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  This statement applies to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary.  This FSP also changes the amount of impairment losses recognized in earnings.  Under this FSP impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors.  The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.

Index

And also in April 2009 the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.

The standards summarized in the preceding paragraphs are effective for periods ending after June 15, 2009.  Management is currently determining the impact these standards will have on the Company’s financial statements.

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

Overview of Results of Operations and Financial Condition

•
The Company earned $204 thousand for the first quarter of 2009, as compared with a net loss of $(106) thousand for the first three months of 2008. The factors resulting in the 2009 results will be discussed below.

•
Net interest income for the three-month period ended March 31, 2009 decreased by $81 thousand, or 5%, from the comparable period in 2008, due primarily to a decrease in the net interest margin of 1.13 percentage points.

•
The provision for loan losses increased by $80 thousand from the first quarter 2008 to the first quarter of 2009, due to loan growth, an increase in the level of non-accrual loans, and a decline in the quality of a few large credits over the past year.

•
For the three months ended March 31, 2009, non-interest income increased by $280 thousand, or 179%, from the same period in 2008, primarily because the Bank sold $7.5 million of appreciated securities, recognizing $239 thousand in gains.  The Bank also recognized $32 thousand more in gains on sales of SBA-guaranteed loans in the first quarter of 2009 as compared to the same period of 2008.

Index

•
Non-interest expense increased by $172 thousand, or 10%, for the first three months of 2009, as compared to the first quarter of 2008.  The increase was principally due to occupancy and equipment costs of the new Santa Maria branch office, the cost of outsourcing information technology (“IT”) management, and a $35 thousand addition to the reserve for undisbursed loan commitments.

•
A material contribution to the Company’s first quarter net income was $478,000 of tax benefits, $351,000 of which was due to the bank’s ability under ARRA to carry back 2008’s net operating losses to five prior years.

•
Total assets increased by $10.6 million, or 4.9%, from December 31, 2008 to March 31, 2009.  Total loans increased by $1.0 million, or 0.7%, over that period, while deposits increased by $16.3 million, or 11.2%.

•
On January 9, 2009, the Company issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of a new Series D Fixed Rate Cumulative Perpetual Preferred Stock (“Series D Preferred”) at $1,000 per share.  This transaction is a part of the Capital Purchase Program of the TARP.  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.

Income Summary

For the three months ended March 31, 2009, the Company earned $204 thousand.  This compares with a net loss of $(106) thousand for the comparable period of 2008.  Return on average assets (annualized) was 0.38% for the first quarter of 2009, as compared with (0.25)% for the first quarter of 2008.  Annualized return on average equity was 3.34% for the first quarter of 2009 as compared with (2.64)% for the comparable 2008 period.

Excluding tax benefits, the Company incurred a loss of $(275) thousand for the first quarter of 2009, as compared to a pre-tax loss of $(222) thousand for the same period in 2008.

The income statement components of this are as follows:

Pre-Tax Income Variance Summary
(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
1st Quarter
Change from 2008 to 2009 in:
Net interest income	$(81)
Provision for loan losses	(80)
Non-interest income	280
Non-interest expense	(172)
Change in income (loss) before income taxes	$(53)

Index

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2009, net interest income was $1.481 million, a decrease of $81 thousand, or 5%, from the comparable period in 2008.

The net interest margin (net interest income as a percentage of average interest earning assets) was 2.93% for the three-month period ended March 31, 2009, a decrease of 113 basis points as compared to the same period in 2008.  As short-term interest rates dropped throughout 2008—including 2.00 percentage points since March 31, 2008—the Bank experienced increasing pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2009 and 2008:

Index

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2009				March 31, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$154,385	$2,331	6.19	% *	$127,860	$2,430	7.68	% *
Investment securities*	23,177	259	5.19	% *	19,016	212	5.17	% *
Federal funds sold	18,714	9	0.20%		5,862	47	3.22%
Other interest income	14,467	83	2.34%		5,341	47	3.54%
Total interest-earning assets / interest income	210,743	2,682	5.25%		158,079	2,736	7.03%
Non-interest-earning assets:
Allowance for loan losses	(3,935)				(1,164)
Cash and due from banks	3,459				2,417
Premises and equipment	2,617				3,541
Other assets	6,330				4,485
Total assets	$219,214				$167,358

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$17,416	78	1.82%		$16,962	106	2.51%
Savings deposits	17,112	74	1.77%		21,342	96	1.80%
Certificates of deposit	94,469	650	2.80%		57,697	605	4.20%
Total interest-bearing deposits	128,997	802	2.53%		96,001	807	3.37%
Federal funds purchased	-	-	-		-	-	-
Federal Home Loan Bank advances	40,651	368	3.68%		28,225	306	4.34%
Subordinated debt	3,093	31	4.11%		3,093	61	7.87%
Total borrowed funds	43,744	399	3.71%		31,318	367	4.69%
Total interest-bearing liabilities / interest expense	172,741	1,201	2.83%		127,319	1,174	3.70%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	20,602				22,532
Other liabilities	1,110				1,368
Total liabilities	194,453				151,219
Shareholders' equity	24,761				16,139
Total liabilities and shareholders' equity	$219,214				$167,358
Net interest-rate spread			2.42%				3.33%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.51%				0.73%
Net interest income / margin on earning assets		$1,481	2.93	% **		$1,562	4.06	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Index

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month periods ended March 31, 2009 and 2008.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis
(In thousands)	Three Months Ended March 31, 2009
	Compared to 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$452	$(551)	$(99)
Investment securities	46	1	47
Federal funds sold	35	(73)	(38)
Other interest income	57	(21)	36
Total increase (decrease) in interest income	590	(644)	(54)

Interest-bearing liabilities:
Transaction accounts	3	(31)	(28)
Savings deposits	(18)	(4)	(22)
Certificates of deposit	299	(254)	45
Total interest-bearing deposits	284	(289)	(5)
Federal funds purchased	-	-	-
FHLB advances	118	(56)	62
Subordinated debt	-	(30)	(30)
Total borrowed funds	118	(86)	32
Total increase (decrease) in interest expense	402	(375)	27
Increase (decrease) in net interest income	$188	$(269)	$(81)

The table above reflects the impact of lower yields received on loans due to the reduction in the prime rate over the past year, while growth in the balances of loans and other interest-earning assets have had a positive, albeit lesser, impact.  On the liability side, the rate reductions have also had a beneficial effect, but not enough to offset the reduction in loan yields.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain low through most of 2009.  We expect this to result in some easing of pressure on the Bank’s net interest margin, as more fixed rate funding sources (certificates of deposit and borrowed funds) than loans are expected to reprice downward as they mature over the remainder of 2009.

Index

Provision for Loan Losses

The Bank recorded a $300 thousand provision for loan losses for the three months ended March 31, 2009, as compared with $220 thousand for the first quarter of 2008.

The Bank had $210 thousand of loan charge-offs and $6 thousand of recoveries for the first quarter of 2009, as compared to $21 thousand of charge-offs and $7 thousand of recoveries for the same period in 2008.  The ratio of allowance for loan losses to total loans was 2.62% at March 31, 2009, as compared to 1.03% a year ago and 2.57% as of December 31, 2008.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains on sales of securities.  For the three-month period ended March 31, 2009, non-interest income was $436 thousand, an increase of $280 thousand, or 179%, from the same period in 2008.  The increase in 2009 was primarily due to the sale of $7.5 million of appreciated securities, on which the Bank recognized $239 thousand in gains.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2009	2008	$	%
Service charges on deposit accounts	$82	$70	$12	17%
Gain on sale of loans	62	30	32	107%
Loan servicing fees, net of amortization	25	25	-	0%
Gain on sale of available-for-sale securities	239	-	239	nm
Other income and fees	28	31	(3)	-10%
Total non-interest income	$436	$156	$280	179%

nm - not meaningful

The Bank has historically received a substantial portion of its non-interest income from the sale of loans, most of which are SBA-guaranteed loans.  During the first quarter of 2009 the Bank

Index

recognized $62 thousand in gains on SBA loan sales—an increase of $32 thousand over the comparable period in 2008.

The majority of the service charge income relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no monthly fees, and the Bank does not expect to change this strategy in the near future.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $172 thousand or 10% for the three months ended March 31, 2009, as compared to the first quarter of 2008.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2009	2008	$	%
Salaries and employee benefits	$979	$962	$17	2%
Occupancy expenses	172	121	51	42%
Furniture and equipment	111	113	(2)	-2%
Data processing	186	132	54	41%
Professional fees	95	91	4	4%
Marketing and business development	34	33	1	3%
Office supplies and expenses	70	57	13	23%
Insurance and regulatory assessments	57	49	8	16%
Loan and lease expenses	32	21	11	52%
Provision for unfunded loan commitments	35	-	35	nm
Other	121	141	(20)	-14%
Total non-interest expense	$1,892	$1,720	$172	10%

nm = not meaningful

The increase in non-interest expense was principally due to occupancy and equipment costs of the new Santa Maria branch office ($67 thousand), the cost of outsourcing IT management ($52 thousand—included in data processing expense), and a $35 thousand credit loss provision for undisbursed loan commitments (see the Allowance for Loan and Lease Losses section of this report).

Index

Income Taxes

The Company’s first quarter net income was augmented by $478,000 of tax benefits, $351,000 of which was due to the bank’s ability under ARRA to carry back 2008’s net operating losses to five prior years.  Tax laws in effect as of December 31, 2008 permitted only a two-year carryback period.  Excluding this $351 thousand tax adjustment, the effective tax rate (income tax benefit as a percentage of pre-tax loss) for the first quarter of 2009 would have been 46.5%, as compared with 52.3% for the same period in 2008.

Balance Sheet Analysis

At March 31, 2009, consolidated assets totaled $226.1 million, as compared with $215.5 million at December 31, 2008, and $172.5 million at the end of 2008’s first quarter.  This represents an increase of $53.6 million (31%) over the past twelve months.  Total loans increased $23.2 million (18%) over that period, while deposits increased $41.3 million (34%) and shareholders’ equity increased $5.4 million (27%).  The growth in shareholders’ equity was the result of a private placement of common stock in December 2008 for a total of $3.8 million, and the issuance in January 2009 of $5.1 million of preferred stock to the United States Department of the Treasury under the Capital Purchase Program of the TARP.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
	$	%	$	%	$	%	$	%	$	%
Total Assets	$10,642	20.0%	$(3,260)	-5.9%	$32,699	69.9%	$13,512	31.5%	$14,210	36.1%
Earning Assets	14,967	30.4%	(4,825)	-9.4%	29,791	67.8%	12,778	31.7%	14,625	39.9%
Loans	1,035	2.7%	1,956	5.1%	2,913	7.8%	17,295	53.0%	4,718	15.0%
Deposits	16,288	45.6%	(5,389)	-14.3%	24,013	75.7%	6,385	21.4%	7,362	26.3%
Borrowings	(10,400)	-92.3%	-	0.0%	8,500	90.9%	9,000	128.4%	-	0.0%
Shareholders' Equity	5,054	99.9%	1,904	40.7%	94	2.0%	(1,671)	-33.3%	7,052	215.9%

*Percentages shown as annualized rates

Index

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	March 31, 2009		December 31, 2008		March 31, 2008
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$25,255	16.4%	$24,454	16.0%	$26,203	20.0%
Agricultural	-	0.0%	-	0.0%	130	0.1%
Leases, net of unearned income	1,409	0.9%	1,491	1.0%	1,118	0.9%
Municipal loans	2,747	1.8%	2,729	1.8%	2,787	2.1%
Real estate	102,835	66.6%	98,049	63.9%	77,528	59.1%
Construction	18,486	12.0%	22,857	14.9%	20,382	15.5%
Consumer	3,614	2.3%	3,731	2.4%	2,999	2.3%
Total loans	$154,346	100.0%	$153,311	100.0%	$131,147	100.0%

The table shows that loan growth in the first three months of 2009 has occurred primarily in real estate loans, which are predominately commercial real estate loans.  Of the total real estate and construction loans as of March 31, 2009, 68% are commercial mortgage loans, and 47% of those are owner-occupied properties.  Approximately 10% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $3.4 million at March 31, 2009, as compared to $3.6 million at December 31, 2008 and $2.4 million at March 31, 2008.

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

Restructured loans are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.  Foreclosed real estate represents real estate  acquired in satisfaction of loans through foreclosure or other means and is carried on an

Index

individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2009, December 31, 2008 and March 31, 2008:

Non-Performing Assets
(in thousands)	March 31	December 31	March 31
	2009	2008	2008
Loans in nonaccrual status	$3,419	$3,557	$2,442
Loans past due 90 days or more and accruing	798	265	14
Restructured loans	675	675	-
Total nonperforming loans	4,892	4,497	2,456
Foreclosed real estate	83	83	-
Total nonperforming assets	$4,975	$4,580	$2,456

Allowance for loan losses	$4,038	$3,942	$1,356

Asset quality ratios:
Non-performing assets to total assets	2.20%	2.13%	1.42%
Non-performing loans to total loans	3.20%	2.93%	1.87%
Allowance for loan losses to total loans	2.64%	2.57%	1.03%
Allowance for loan losses to total
non-performing loans	83%	88%	55%

The increase in non-performing loans from March 31, 2008 to March 31, 2009 was due to the significant downturn in the economy and reduction in real estate collateral values in 2008 and early 2009.  A large portion of the increase was in our SBA loan portfolio.  The $4.9 million of non-performing loans as of March 31, 2009, includes $2.3 million of SBA loans, which are supported by $1.8 million of SBA loan guarantees.

Potential Problem Loans

At March 31, 2009, the Bank had approximately $16.8 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $0.8 million decrease from the $17.6 million of potential problem loans at December 31, 2008.  The $16.8 million of potential problem loans are supported by $265 thousand of SBA loan guarantees.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and

Index

lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of March 31, 2009, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2009 totaled $4.0 million, an increase of $96 thousand from December 31, 2008.  The ratio of ALLL to total loans at March 31, 2009, was 2.62%, up from 2.57% at December 31, 2008, and 1.03% at March 31, 2008.  At March 31, 2009 and 2008, the ratio of ALLL to total non-performing loans was 83% and 55%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2009 and 2008:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$3,942	$1,150
Provision for loan losses	300	220
Loans charged off	(210)	(21)
Recoveries of previous charge-offs	6	7
Net recoveries (charge-offs)	(204)	(14)
Balance at end of period	$4,038	$1,356

Allowance for loan losses as a percentage of:
Period end loans	2.62%	1.03%
Non-performing loans	83%	55%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.54%	0.04%
Provision for loan losses	0.79%	0.69%

Loans charged off in the first quarter of 2009 included one home equity loan ($115 thousand), primarily due to declining property values; the balance remaining upon payoff of one construction loan for a multi-family residential project ($68 thousand); and a few small commercial loans secured by non-real estate assets (total of $23 thousand).

Index

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

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2009, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2009, this reserve totaled $105,000 and is included in other liabilities in the consolidated balance sheet.

Investments

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of March 31, 2009, the book value of the security was $26 thousand ($312 thousand amortized cost less the loss reserve, which totals $286 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired asset-backed security referred to above and one $346 thousand municipal bond that is rated Baa1, all securities in the Bank’s investment portfolio are rated Aa2 or higher.  The portfolio consists of a mixture of fixed-rate mortgage-backed securities (36%), floating-rate mortgage-backed securities (17%), fixed-rate US agency securities (22%), fixed-rate tax-exempt municipal securities (17%) and fixed-rate CMO’s (8%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 3.2 years, with a duration of 2.8 years.

Index

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $161.1 million as of March 31, 2009, as compared with $144.8 million at December 31, 2008, and $119.8 million at March 31, 2008.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first quarters of 2009 and 2008.

The Bank is one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety, with yield often a secondary concern.  As of March 31, 2009, the Bank had issued $50.8 million of certificates of deposit to local customers through the CDARS program, up from $6.1 million as of March 31, 2008.

On October 3, 2008, then-President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  EESA temporarily (until December 31, 2009) raises the basic limit on FDIC deposit insurance coverage from $100,000 to $250,000 per depositor.  See also Effects of Inflation and Economic Issues below, for a discussion of the Emergency Economic Stabilization Act of 2008 (“EESA”), and its potential impact on the Company.

On October 14, 2008, the FDIC announced another temporary program (until December 31, 2009) to provide full FDIC insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount.  Management and the board of directors evaluated the additional cost of this optional insurance program and determined that it would be in the Bank’s best interests to provide this coverage to its depositors.  The cost to the Bank for this additional deposit insurance coverage is 10 basis points on the amount of non-interest-bearing deposits in excess of $250,000.

Index

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of March 31, 2009, borrowings from the FHLB totaled $35.3 million, with a weighted average interest rate of 3.79%.  Of the $35.3 million, $3.0 million was borrowed in 2003 for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  Another $2.5 million was borrowed in 2004 for five years to “match-fund” a pool of fixed rate loans maturing in 2009.  During the second quarter of 2007, $6 million of short-term brokered deposits were replaced with $3 million of FHLB advances maturing in 2009 and another $3 million maturing in 2010.  The remaining $23.8 million was borrowed to meet shorter-term funding needs and matures on various dates from May 2009 through December 2009.

Capital

Total shareholders’ equity has increased $5.4 million, or 27%, over the past twelve months.  The growth in shareholders’ equity was the result of 1) a private placement on December 2, 2008 of 225,026 shares of common stock sold to the Carpenter Community BancFund-A, L.P. at a price of $17.10 per share, for aggregate gross proceeds to the Company of $3.8 million, and 2) the issuance on January 9, 2009, of 5,116 shares of a Series D Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury at $1,000 per share.  The preferred stock issue is part of the Capital Purchase Program of the TARP.  The Company invested a total of $8.1 million from these two capital transactions in Mission Community Bank as Tier 1 capital.

Index

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2009, December 31, 2008, and March 31, 2008:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)	$28,126	16.07%	$17,507	10.0%	$14,006	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$25,914	14.80%	$10,504	6.0%	$7,003	4.0%
Tier 1 Capital (to Average Assets)	$25,914	11.85%	$10,930	5.0%	$8,744	4.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,925	15.59%	$14,703	10.0%	$11,762	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$21,514	14.63%	$8,822	6.0%	$5,881	4.0%
Tier 1 Capital (to Average Assets)	$21,514	12.48%	$8,618	5.0%	$6,894	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its potential impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Short-term investments, primarily federal funds sold, is the primary means for providing immediate liquidity.  The Bank had $28.0 million in federal funds sold on March 31, 2009, up from $9.9 million as of December 31, 2008 and $2.1 million on March 31, 2008.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity and loans-to-deposits ratios.  The liquidity ratio is the sum of cash and deposits at other banks, federal funds sold, and unpledged available-for-sale securities, divided by deposits and short-term borrowings (calculated using monthly average balances).  For the month of March 2009, the Bank’s liquidity ratio was 22.3% and the loans-to-deposits ratio was 96%.

Index

The Bank also has a secured borrowing facility through the FHLB.  FHLB borrowings can be structured over various terms ranging from overnight to ten years.  As of March 31, 2009, the Bank had outstanding borrowings from the FHLB totaling $35.3 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and current loans and securities pledged, an additional $15.4 million could be borrowed from the FHLB if needed.  The Bank expects to continue to reduce its FHLB borrowings as they mature in 2009 and 2010.  However, FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.

During the first quarter of 2009 the Bank received approval from the Federal Reserve Bank of San Francisco (“FRB-SF”) to access its “Discount Window” for additional secured borrowing should the need arise.  As of March 31, 2009, the Bank had pledged $64.6 million of its loan portfolio to the FRB-SF, which provided the Bank with $48.4 million in additional short-term borrowing capacity.  Subsequent to March 31, 2009, potential Discount Window borrowings were reduced to approximately $40 million due to changes in collateral margin requirements.

On October 14, 2008, The FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), in which the Bank and the Company have chosen to participate.  TLGP provides FDIC guarantees for qualifying unsecured debt.  There is no cost to the Bank or the Company unless either entity issues unsecured debt subject to the FDIC guarantee on or before June 30, 2009.  Management and the Board have no current plans to issue unsecured debt before that date.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	March 31	December 31	March 31
	2009	2008	2008
Commitments to Extend Credit	$24,403	$28,427	$27,901
Standby Letters of Credit	304	304	499
	$24,707	$28,731	$28,400

Index

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

California’s statewide unemployment rate stands at 11.5% as of March 2009, significantly above the national average of 8.5%.  For San Luis Obispo and Santa Barbara Counties, unemployment has trended upward over the past twelve months to stand at 8.7% and 8.5%, respectively.  However, these continue to be some of the lowest unemployment rates in the state.  After several years of strong appreciation, local real estate values declined in 2007 and 2008, as residential and commercial sale activity slowed.  There can be no assurance that the economy will not deteriorate further or that real estate values will return to pre-2007 levels in the short term or at all.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

The EESA gives the U.S. Treasury the authority to, among other things; invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  There can be no assurance, however, as to the ultimate impact the EESA will have on the financial markets.  Although the extreme level of volatility experienced in the fourth quarter of 2008 has abated to a large extent and credit availability, while still limited, appears to be improving, if the EESA fails to achieve its goal to help stabilize the financial markets or if financial market conditions worsen, the Company’s financial condition or results of operations could be materially and adversely affected.

On October 14, 2008, the U.S. Treasury Department announced that it would utilize a portion of the EESA funding to directly purchase up to $250 billion of preferred stock in banks.   Management and the board of directors evaluated the initial terms of this capital purchase program and determined that it would be in the Company’s best interests to apply for the maximum amount of capital that might be made available to the Company and submitted its

Index

application in November 2008.  The Treasury Dept., in consultation with the Federal Reserve Bank of San Francisco, which serves as the primary federal regulator of the Bank, subsequently determined that the Company was eligible for $5.1 million of capital, which was issued in the form of Series D preferred stock on January 9, 2009.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended March 31, 2009.

Index

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

Index

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
4.10	Certificate of Determination for Series D Preferred Stock (R)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Salary Protection Agreement — Mr. Judge (H)
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)

Index

Exhibit #
10.17	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.19	Mission Community Bancorp 2008 Stock Incentive Plan (P)
10.20	Amendment No. 1 to Second Amended and Restated Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Anita M. Robinson (Q)
10.21	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (Q)
10.22	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (Q)
10.23
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which includes the Securities Purchase Agreement—Standard Terms attached thereto, with respect to the issuance and sale of the Series D Preferred Stock (R)

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A) Included in the Company’s Form 8-K filed on December 18, 2000
(B) Included in the Company’s Form 10-KSB filed on April 2, 2001
(C) Included in the Company’s Form 10-QSB filed August 12, 2002
(D) Included in the Company’s Form 10-QSB filed on November 12, 2002
(E) Included in the Company’s Form 8-K filed on October 21, 2003
(F) Included in the Company’s Form 10-QSB filed on August 10, 2004
(G) Included in the Company’s Form 8-K filed on January 19, 2005
(H) Included in the Company’s Form 8-K filed on February 17, 2005
(I) Included in the Company’s Form 10-QSB filed on August 14, 2006
(J) Included in the Company’s Form 8-K filed on June 13, 2007
(K) Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007
(L) Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(M) Included in the Company’s Form 8-K filed on August 14, 2007
(N) Included in the Company’s Form 8-K filed on October 23, 2007
(O) Included in the Company’s Form 10-KSB filed on March 28, 2008
(P) Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)Included in the Company’s Form 8-K filed on December 30, 2008
(R)Included in the Company’s Form 8-K filed on January 14, 2009

Index

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:  May 14, 2009

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  May 14, 2009