Form 10-Q
period 2009-06-30
MISSION COMMUNITY BANCORP
filed 2009-08-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,345,602 shares of common stock outstanding as of August 10, 2009.

Mission Community Bancorp
June 30, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
June 30, 2009, December 31, 2008 and June 30, 2008

Condensed Consolidated Statements of Income
for the Three- and Six-Month Periods Ended June 30, 2009 and 2008

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Six-Month Periods Ended June 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows
for the Six-Month Periods Ended June 30, 2009 and 2008

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
Item 6.  Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
Assets
Cash and due from banks	$11,837	$7,804	$2,799
Federal funds sold	1,145	9,920	160
Total cash and cash equivalents	12,982	17,724	2,959
Interest-bearing deposits in other banks	575	11,710	550
Investment securities available for sale	43,764	24,846	25,669

Loans held for sale	1,227	1,264	1,088

Loans, net of unearned income	150,216	152,047	147,354
Less allowance for loan losses	(3,474)	(3,942)	(2,986)
Net loans	146,742	148,105	144,368

Federal Home Loan Bank stock and other stock, at cost	2,849	2,757	2,195
Premises and equipment	2,807	2,599	3,466
Other real estate owned	2,300	983	-
Company owned life insurance	2,837	2,789	2,739
Accrued interest and other assets	3,751	2,713	3,017
Total Assets	$219,834	$215,490	$186,051

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$22,129	$22,802	$23,157
Money market, NOW and savings	40,796	32,668	38,710
Time certificates of deposit	97,760	89,334	64,313
Total deposits	160,685	144,804	126,180
Other borrowings	30,044	45,700	37,200
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,317	1,376	1,059
Total liabilities	195,139	194,973	167,532
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	-	-
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at June 30, 2009;
1,345,602 at December 31, 2008;
and 1,120,576 at June 30, 2008	18,042	18,042	14,193
Additional paid-in capital	206	172	132
Retained earnings	298	864	3,260
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities, net of tax	(3)	355	(150)
Total shareholders' equity	24,695	20,517	18,519
Total Liabilities and Shareholders' Equity	$219,834	$215,490	$186,051

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest Income
Interest and fees on loans	$2,288	$2,291	$4,619	$4,720
Interest on investment securities	329	316	588	528
Other interest income	18	44	111	138
Total interest income	2,635	2,651	5,318	5,386
Interest Expense
Interest on money market, NOW and savings deposits	128	155	281	357
Interest on time certificates of deposit	623	515	1,273	1,120
Other interest expense	346	380	745	746
Total interest expense	1,097	1,050	2,299	2,223
Net interest income	1,538	1,601	3,019	3,163
Provision for loan losses	381	2,325	681	2,545
Net interest income after provision for loan losses	1,157	(724)	2,338	618
Non-interest income
Service charges on deposit accounts	79	83	161	153
Gain on sale of loans	112	9	174	39
Loan servicing fees, net of amortization	23	20	48	45
Grants and awards	7	-	7	-
Gain on sale of available-for-sale securities	-	-	239	-
Other income and fees	42	26	70	57
Total non-interest income	263	138	699	294
Non-interest expense
Salaries and employee benefits	914	922	1,893	1,884
Occupancy expenses	160	158	332	279
Furniture and equipment	126	102	237	215
Data processing	193	131	379	263
Professional fees	170	82	265	173
Marketing and business development	36	57	70	90
Office supplies and expenses	66	57	136	114
Insurance and regulatory assessments	241	52	298	101
Loan and lease expenses	34	25	66	46
Provision for unfunded commitments	-	15	35	15
Other expenses	192	147	313	288
Total non-interest expense	2,132	1,748	4,024	3,468
Income (loss) before income taxes	(712)	(2,334)	(987)	(2,556)
Income tax expense (benefit)	(32)	(988)	(511)	(1,104)
Net income (loss)	$(680)	$(1,346)	$(476)	$(1,452)
Net income (loss) applicable to common stock	$(682)	$(1,205)	$(519)	$(1,298)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.51)	$(1.17)	$(0.39)	$(1.28)
Net Income (Loss) - Diluted	$(0.51)	$(1.17)	$(0.39)	$(1.28)

Average common shares outstanding - basic	1,345,602	1,120,576	1,345,602	1,017,147
Average common shares outstanding - diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options
and related tax benefit of $25		20,700	232					232

Issuance of common stock
in public offering, net
of offering expenses		410,644	6,835					6,835

Stock-based compensation				24				24

Comprehensive income:
Net income (loss)					$(1,452)	(1,452)		(1,452)
Net unrealized loss on
available-for-sale securities,
net of taxes of $180	-	-	-	-	(258)	-	(258)	(258)
Total comprehensive income (loss)					$(1,710)

Balance at June 30, 2008	$1,084	1,120,576	$14,193	$132		$3,260	$(150)	$18,519

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $48	5,068							5,068

Dividends declared and paid
on Series D preferred stock						(90)		(90)

Stock-based compensation				34				34

Comprehensive income (loss):
Net income (loss)					$(476)	(476)		(476)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(285)		(285)	(285)
Net unrealized loss on remaining
available-for-sale securities,
net of taxes of $2	-	-	-	-	(73)	-	(73)	(73)
Total comprehensive income (loss)					$(834)

Balance at June 30, 2009	$6,152	1,345,602	$18,042	$206		$298	$(3)	$24,695

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Operating Activities
Net income (loss)	$(476)	$(1,452)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	211	176
Accretion of discount on securities and loans, net	(67)	(88)
Provision for credit losses	681	2,545
Provision for losses on unfunded loan commitments	35	15
Stock-based compensation	33	24
Gain on sale of securities	(239)	-
Gain on loan sales	(174)	(39)
Increase in company-owned life insurance	(48)	(45)
Net increase in accrued taxes receivable	(511)	-
Other, net	(619)	(1,295)
Proceeds from loan sales	3,920	2,712
Loans originated for sale	(3,690)	(718)
Net cash provided by (used in) operating activities	(944)	1,835
Investing Activities
Purchase of available-for-sale securities	(30,007)	(12,880)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,258	3,922
Proceeds from sales of available-for-sale securities	7,726	-
Net increase in loans	(602)	(24,615)
Purchases of premises and equipment	(419)	(109)
Proceeds from sale of fixed assets	-	5
Net cash (used in) investing activities	(9,001)	(34,217)
Financing Activities
Net increase in demand deposits and savings accounts	7,455	6,072
Net increase in time deposits	8,426	7,675
Net decrease in other borrowings	(15,656)	9,000
Proceeds from issuance of common stock in public offering, net	-	6,835
Proceeds from issuance of preferred stock under TARP-CPP, net	5,068	-
Payment of TARP-CPP dividends	(90)	-
Proceeds from exercise of stock options	-	232
Net cash provided by financing activities	5,203	29,814
Net (decrease) in cash and cash equivalents	(4,742)	(2,568)
Cash and cash equivalents at beginning of year	17,724	5,527
Cash and cash equivalents at end of period	$12,982	$2,959

Non-cash changes:
Real estate acquired by foreclosure	$1,317	-
Supplemental disclosures of cash flow information:
Interest paid	2,363	2,266
Taxes paid	-	35

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and six-month periods ended June 30, 2009 and 2008 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.

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

During the six-month periods ended June 30, 2009 and 2008, the Bank recognized pre-tax stock-based compensation expense of $33 thousand and $24 thousand, respectively, as a result of adopting SFAS 123R.  As of June 30, 2009, the Company has unvested options outstanding with unrecognized compensation expense totaling $165 thousand, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2009                 $ 37
2010                                                                       38
2011                                                                       38
2012                                                                       37
2013                                                                       15
Total unrecognized compensation cost      $165

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

Note 5 —Income taxes

The Company recognized an income tax benefit of $511 thousand for the six months ended June 30, 2009, as compared with a $1,104 thousand tax benefit for the same period in 2008.  The $511 thousand benefit recognized in 2009 includes $351 thousand which was due to the Bank’s ability under the American Recovery and Reinvestment Act of 2009 (“ARRA”) to carry back 2008’s net operating losses to five prior years.  Tax laws in effect as of December 31, 2008 permitted only a two-year carry back period.  Excluding this $351 thousand tax adjustment, the effective tax rate (income tax benefit as a percentage of pre-tax loss) for the first six months of 2009 would have been 16.2%, as compared with 43.2% for the same period in 2008.  Because the extended carry back period under ARRA applies only to 2008, management’s determination of the amount of deferred tax allowance recorded as of December 31, 2008, was not affected materially.

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value as of June 30, 2009:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value on a recurring basis:
Available-for-sale securities	$-	$43,744	$20	$43,764

Financial sssets measured at fair value on a non-recurring basis:
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$4,262	$4,262

Non-financial sssets measured at fair value on a non-recurring basis:
Foreclosed real estate	$-	$-	$1,400	$1,400
Other real estate	-	-	900	900

Collateral-dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying value of $5,138,000, with a specific reserve of $876,000, as of June 30, 2009.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2008 and 2009:

(in thousands)	Level 3 Securities Available for Sale
	Six Months Ended June 30
	2009	2008
Balance at beginning of year	$32	$-
Transfers into Level 3	92	227
Unrealized gains (losses)
included in other comprehensive income (loss)	-	(168)
Purchases	-	-
Settlements	-	-
Paydowns and maturities	(104)	(7)
Balance at end of period	$20	$52

Total unrealized gains (losses)
for the period relating to assets still held at the reporting date	$-	$(168)

The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets.  The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other banks.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

Financial Liabilities.  The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments.  The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

	June 30, 2009
	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$11,837	$11,837
Federal funds sold	1,145	1,145
Interest-bearing deposits in other banks	575	575
Investment securities	43,764	43,764
Loans, net	147,969	148,450
Federal Home Loan Bank and other stocks	2,849	2,849
Company owned life insurance	2,837	2,837
Accrued interest receivable	876	876

Financial Liabilities:
Deposits	160,685	161,129
Other borrowings	30,044	34,812
Junior subordinated debt securities	3,093	3,262
Accrued interest and other liabilities	1,317	1,317

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

The standards summarized in the preceding paragraphs were effective for the financial reporting period ended June 30, 2009, and did not have a material effect on the Company’s financial condition or results of operations.  The new interim disclosures required by FSP FAS No. 107-1 and APB 28-1 are included in Note 6 – Fair Value Measurement.

The Company implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165), effective for the financial reporting period ended June 30, 2009. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after June 30, 2009 up through August 13, 2009, the date these financial statements were available to be issued. During this period the Company did not have any material recognizable subsequent events.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(680) thousand for the second quarter of 2009, as compared with a net loss of $(1.346) million for the second three months of 2008.  For the first six months of 2009, the Company’s net loss was $(476) thousand, as compared with a net loss of $(1.452) million for the first half of 2008.  The factors resulting in the 2009 results will be discussed below.

•
Net interest income for the three-month period ended June 30, 2009 decreased by $63 thousand, or 4%, from the comparable period in 2008, due primarily to a decrease in the net interest margin of 0.80 percentage points.  For the first half of 2009, net interest income declined by $144 thousand, or 5%, from the first six months of 2008.

•
The provision for loan losses decreased by $1.944 million, or 84%, from the second quarter of 2008 to the same quarter in 2009.  For the six months, the loan loss provision declined by $1.864 million, or 73%.  Increased risk in a few large relationships, along with a general downturn in the economy in 2008, caused management and the board of directors to enhance the allowance for loan and lease losses (“ALLL”) by $2.3 million in the second quarter of last year.

•
For the three months ended June 30, 2009, non-interest income increased by $125 thousand, or 91%, from the same period in 2008, primarily due to increased gains on sales of SBA-guaranteed loans in 2009.  For the first six months of 2009, non-interest income was up $405 thousand, or 138%, over the same period in 2008.  In addition to increased sales of SBA-guaranteed loans, non-interest income for the first six months of 2009 included $239 thousand of gains on the sale of appreciated securities.

•
Non-interest expense increased by $384 thousand, or 22%, for the second three months of 2009, as compared to the second quarter of 2008.  For the first half of 2009, non-interest expense was up $556 thousand, or 16%.  These increases were principally due to material increases in FDIC insurance assessments, the cost of outsourcing Information Technology management, costs associated with opening a new branch office in Santa Maria, and professional fees primarily related to problem loan resolution.

•
A material contribution to the Company’s first half net income was $511,000 of tax benefits, $351,000 of which was due to the Bank’s ability under ARRA to carry back 2008’s net operating losses to five prior years.

•
Total assets increased by $4.3 million, or 2.0%, from December 31, 2008 to June 30, 2009.  Total loans decreased by $1.9 million, or 1.2%, over that period, while deposits increased by $15.9 million, or 11.0%.

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

Income Summary

For the three months ended June 30, 2009, the Company incurred a net loss of $(680) thousand.  This compares with a net loss of $(1.346) million for the comparable period of 2008.  For the first six months of 2009, the Company’s net loss was $(476) thousand, as compared with a net loss of $(1.452) million for the first half of 2008.

Return on average assets (annualized) was (1.22)% for the second quarter of 2009, as compared with (3.00)% for the second quarter of 2008.  Annualized return on average equity was (10.65)% for the second quarter of 2009 as compared with (26.76)% for the comparable 2008 period.  For the first half of 2009, return on average assets was (0.43)%, as compared with (1.68)% for the same period in 2008.  Return on average equity was (3.82)% for the first six months of 2009, as compared with (16.06)% for the comparable period in 2008.

Excluding tax benefits, the Company incurred a loss of $(712) thousand for the second quarter of 2009—a reduction of $1,622 thousand from the pre-tax loss of $(2,334) thousand recorded for the same period in 2008.  For the first six months of 2009, the Company’s pre-tax loss was $(987) thousand—a $1,569 reduction from the $(2,556) thousand loss before taxes for the first half of 2008.

The income statement components of this are as follows:

Pre-Tax Income Variance Summary
(In thousands)	Effect on Pre-Tax Income
	Increase (Decrease)
	2nd Quarter	Six Months
Change from 2008 to 2009 in:
Net interest income	$(63)	$(144)
Provision for loan losses	1,944	1,864
Non-interest income	125	405
Non-interest expense	(384)	(556)
Change in income (loss) before income taxes	$1,622	$1,569

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2009, net interest income was $1.538 million, a decrease of $63 thousand, or 4%, from the comparable period in 2008.  For the first six months of 2009, net interest income was $3.019 million, down $144 thousand, or 5%, from the first half of 2008.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.05% for the three-month period ended June 30, 2009, a decrease of 80 basis points as compared to the same period in 2008.  As short-term interest rates dropped throughout 2008—2.25% in the first four months of 2008 and 1.75% in the fourth quarter—the Bank experienced increasing pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  In addition, the Bank has received an influx of CD deposits since mid-year 2008, as local depositors sought out safety, with yield often a secondary concern (see the Deposits section of this report).  Opportunities to place those new funds in assets earning higher rates than the CD’s have been limited this year, putting additional pressure on the net interest  margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2009 and 2008:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	June 30, 2009				June 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$153,405	$2,288	6.03	% *	$140,808	$2,291	6.60	% *
Investment securities*	37,283	329	3.75	% *	27,147	316	4.96	% *
Federal funds sold	11,241	7	0.23%		594	3	2.23%
Other interest income	5,296	12	0.92%		2,798	41	5.87%
Total interest-earning assets / interest income	207,225	$2,636	5.18%		171,347	$2,651	6.31%
Non-interest-earning assets:
Allowance for loan losses	(3,757)				(1,384)
Cash and due from banks	10,509				2,174
Premises and equipment	2,678				3,503
Other assets	7,429				4,761
Total assets	$224,084				$180,401

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$8,435	$32	1.51%		$2,356	$4	0.75%
Savings and Money Market deposit accounts	29,626	97	1.31%		38,592	150	1.57%
Certificates of deposit	101,507	623	2.46%		59,025	514	3.51%
Total interest-bearing deposits	139,568	752	2.16%		99,973	668	2.70%
Federal funds purchased	29	-	0.83%		136	1	2.81%
Federal Home Loan Bank advances	33,251	315	3.79%		34,047	331	3.91%
Subordinated debt	3,093	32	4.14%		3,093	49	6.32%
Total borrowed funds	36,373	347	3.82%		37,276	381	4.10%
Total interest-bearing liabilities / interest expense	175,941	1,099	2.50%		137,249	1,049	3.08%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,398				21,680
Other liabilities	1,141				1,240
Total liabilities	198,480				160,169
Shareholders' equity	25,604				20,232
Total liabilities and shareholders' equity	$224,084				$180,401
Net interest-rate spread			2.68%				3.23%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.37%				0.62%
Net interest income / margin on earning assets		$1,537	3.05	% **		$1,602	3.85	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2009				June 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$153,892	$4,619	6.10	% *	$134,334	$4,720	7.13	% *
Investment securities*	30,269	588	4.41	% *	23,081	528	5.21	% *
Federal funds sold	14,957	16	0.21%		3,228	50	3.14%
Other interest income	9,856	95	1.95%		4,070	88	4.35%
Total interest-earning assets / interest income	208,974	5,318	5.21%		164,713	5,386	6.67%
Non-interest-earning assets:
Allowance for loan losses	(3,846)				(1,274)
Cash and due from banks	7,003				2,296
Premises and equipment	2,648				3,522
Other assets	6,858				4,613
Total assets	$221,637				$173,870

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$8,874	74	1.68%		$2,251	8	0.71%
Savings and Money Market deposit accounts	26,998	207	1.55%		37,046	349	1.89%
Certificates of deposit	98,008	1,273	2.62%		58,361	1,120	3.86%
Total interest-bearing deposits	133,880	1,554	2.34%		97,658	1,477	3.04%
Federal funds purchased	15	-	0.83%		68	1	2.81%
Federal Home Loan Bank advances	36,930	682	3.73%		31,136	636	4.11%
Subordinated debt	3,093	63	4.12%		3,093	109	7.10%
Total borrowed funds	40,038	745	3.76%		34,297	746	4.38%
Total interest-bearing liabilities / interest expense	173,918	2,299	2.67%		131,955	2,223	3.39%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,433				22,435
Other liabilities	1,147				1,304
Total liabilities	196,498				155,694
Shareholders' equity	25,139				18,176
Total liabilities and shareholders' equity	$221,637				$173,870
Net interest-rate spread			2.54%				3.28%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.45%				0.67%
Net interest income / margin on earning assets		$3,019	2.99	% **		$3,163	3.95	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and six-month periods ended June 30, 2009 and 2008.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis
(In thousands)	Three Months Ended June 30, 2009
	Compared to 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$196	$(199)	$(3)
Investment securities	101	(88)	13
Federal funds sold	9	(5)	4
Other interest income	21	(50)	(29)
Total increase (decrease) in interest income	327	(342)	(15)

Interest-bearing liabilities:
Transaction accounts	20	8	28
Savings deposits	(32)	(21)	(53)
Certificates of deposit	294	(185)	109
Total interest-bearing deposits	282	(198)	84
Federal funds purchased	(1)	-	(1)
FHLB advances	(8)	(8)	(16)
Subordinated debt	-	(17)	(17)
Total borrowed funds	(9)	(25)	(34)
Total increase (decrease) in interest expense	273	(223)	50
Increase (decrease) in net interest income	$54	$(119)	$(65)

Rate / Volume Variance Analysis
(In thousands)	Six Months Ended June 30, 2009
	Compared to 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$637	$(738)	$(101)
Investment securities	148	(88)	60
Federal funds sold	47	(81)	(34)
Other interest income	75	(68)	7
Total increase (decrease) in interest income	907	(975)	(68)

Interest-bearing liabilities:
Transaction accounts	45	21	66
Savings deposits	(84)	(58)	(142)
Certificates of deposit	595	(442)	153
Total interest-bearing deposits	556	(479)	77
Federal funds purchased	(1)	-	(1)
FHLB advances	111	(65)	46
Subordinated debt	-	(46)	(46)
Total borrowed funds	110	(111)	(1)
Total increase (decrease) in interest expense	666	(590)	76
Increase (decrease) in net interest income	$241	$(385)	$(144)

The tables above reflect the impact of lower yields received on loans due to the reduction in the prime rate over the past year, while growth in the balances of loans and other interest-earning assets have had a positive, albeit lesser, impact.  On the liability side, the rate reductions have also had a beneficial effect, but not enough to offset the reduction in loan yields.  Overall, the pressure we have experienced on the net interest margin over the past several quarters is just beginning to ease up as we move through 2009.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain low through the remainder of 2009.  We expect this to result in some continued easing of pressure on the net interest margin, since more fixed rate funding sources (certificates of deposit and borrowed funds) than loans are expected to reprice downward as they mature over the balance of 2009 and as additional opportunities to place lower-earning assets into more profitable investment options become available.

Provision for Loan Losses

The Bank recorded a $381 thousand provision for loan losses for the three months ended June 30, 2009, as compared with $2.325 million for the second quarter of 2008.  For the six months ended June 30, 2009, the loan loss provision totaled $681 thousand, down from $2.545 million in the first half of 2008.

During the first quarter of last year, in the normal course of business, the Bank underwent both an annual external credit review and a regulatory examination.  While there were no noted issues reflected in those reviews, the downturn in the economy, combined with events in the banking sector last year, caused management to initiate an additional third party review of the Bank’s loan portfolio in the second quarter of 2008.  After the results of that review, management and the board of directors decided to enhance the allowance for loan and lease losses by $2.3 million, resulting in the unusually large loan loss provision in the second quarter of last year.

Loan charge-offs totaled $963 thousand and recoveries totaled $18 thousand for the second quarter of 2009, as compared with $700 thousand of charge-offs and $5 thousand of recoveries for the same period in 2008.  For the six months, charge-offs were $1.173 million and recoveries were $24 thousand in 2009, as compared with $721 thousand of charge-offs and $12 thousand of recoveries for the first half of 2008. The ratio of allowance for loan losses to total loans was 2.29% at June 30, 2009, as compared to 2.01% a year ago and 2.57% as of December 31, 2008.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains on sales of securities.  For the three-month period ended June 30, 2009, non-interest income was $263 thousand, an increase of $125 thousand, or 91%, from the same period in 2008.  This increase was primarily due to increased gains on the sale of SBA loans.  After several months of a nearly frozen secondary market for SBA loans, the market began to thaw toward the end of the first quarter of this year.  For the first half of 2009, non-interest income totaled $699 thousand, up from $294 thousand in the first six months of 2008.  The increase in non-interest income for the first six months of 2009 was also due to the sale of $7.5 million of appreciated securities in the first quarter, on which the Bank recognized $239 thousand in gains.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2009	2008		$ %	2009	2008		$ %
Service charges on deposit accounts	$79	$83	$(4)	-5%	$161	$153	$8	5%
Gain on sale of loans	112	9	103	1144%	174	39	135	346%
Loan servicing fees, net of amortization	23	20	3	15%	48	45	3	7%
Grants and awards	7	-	7	nm	7	-	7	nm
Gain on sale of available-for-sale securities	-	-	-	nm	239	-	239	nm
Other income and fees	42	26	16	62%	70	57	13	23%
Total non-interest income	$263	$138	$125	91%	$699	$294	$405	138%

nm - not meaningful

The majority of the service charge income shown in the table relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no monthly fees, and the Bank does not expect to change this strategy in the near future.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $384 thousand, or 22%, for the three months ended June 30, 2009, as compared to the second quarter of 2008.  For the first half of 2009, non-interest expenses were up $556 thousand, or 16%, over the same period in 2008.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	$ Amount		Change			$ Amount		Change
	2009	2008		$	%	2009	2008		$	%
Salaries and employee benefits	$914	$922	$(8)		-1%	$1,893	$1,884	$9		0%
Occupancy expenses	160	158	2		1%	332	279	53		19%
Furniture and equipment	126	102	24		24%	237	215	22		10%
Data processing	193	131	62		47%	379	263	116		44%
Professional fees	170	82	88		107%	265	173	92		53%
Marketing and business development	36	57	(21)		-37%	70	90	(20)		-22%
Office supplies and expenses	66	57	9		16%	136	114	22		19%
Insurance and regulatory assessments	241	52	189		363%	298	101	197		195%
Loan and lease expenses	34	25	9		36%	66	46	20		43%
Provision for unfunded loan commitments	-	15	(15)		-100%	35	15	20		133%
Other	192	147	45		31%	313	288	25		9%
Total non-interest expense	$2,132	$1,748	$384		22%	$4,024	$3,468	$556		16%

The increase in non-interest expense was principally due to material increases in FDIC insurance assessments (FDIC insurance increased $186 thousand for the second quarter of 2009 vs. 2008, and $191 thousand for the six months), the cost of outsourcing Information Technology management ($52 thousand for the second quarter and $104 thousand for the six months—included in data processing expense), and professional fees ($47 thousand for the second quarter and $54 thousand for the six months) primarily related to problem loan resolution.  Insurance and regulatory assessments for the second quarter and first six months of 2009 include a $97 thousand special FDIC assessment.

Salaries and benefits have been essentially flat, despite the increased staff for the Santa Maria branch office, which opened in December 2008.  For the second quarter, the Santa Maria branch added $77 thousand in salaries and benefits expense, as compared to the second quarter of 2008.  For the six months, the additional salaries and benefits totaled $140 thousand.  In all, Santa Maria represents increased non-interest expenses of $155 thousand for the second quarter and $298 thousand for the six months.

Income Taxes

The Company’s net income for the first half of 2009 was augmented by $511,000 of tax benefits, $351,000 of which was due to the Bank’s ability under ARRA to carry back 2008’s net operating losses to five prior years.  Tax laws in effect as of December 31, 2008 permitted only a two-year carry back period.  This $351,000 tax benefit was recognized in the first quarter of 2009.  Excluding this $351 thousand tax adjustment, the effective tax rate (income tax benefit as a percentage of pre-tax loss) for the first half of 2009 would have been 16.2%, as compared with 43.2% for the same period in 2008.

Balance Sheet Analysis

At June 30, 2009, consolidated assets totaled $219.8 million, as compared with $215.5 million at December 31, 2008, and $186.0 million at the end of 2008’s second quarter.  This represents an increase of $33.8 million (18%) over the past twelve months.  Total loans increased $3.0 million (2%) over that period, while deposits increased $34.5 million (27%) and shareholders’ equity increased $6.2 million (33%).  The growth in shareholders’ equity was the result of a private placement of common stock in December 2008 for a total of $3.8 million, and the issuance in January 2009 of $5.1 million of preferred stock to the United States Department of the Treasury under the Capital Purchase Program of the TARP.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	June 30, 2009			March 31, 2009			December 31, 2008			September 30, 2008			June 30, 2008
		$	%		$	%		$	%		$	%		$	%
Total Assets	$(6,298)		-11.2%	$10,642		20.0%	$(3,260)		-5.9%	$32,699		69.9%	$13,512		31.5%
Earning Assets	(8,757)		-16.4%	14,967		30.4%	(4,825)		-9.4%	29,791		67.8%	12,778		31.7%
Loans	(2,903)		-7.5%	1,035		2.7%	1,956		5.1%	2,913		7.8%	17,295		53.0%
Deposits	(407)		-1.0%	16,288		45.6%	(5,389)		-14.3%	24,013		75.7%	6,385		21.4%
Borrowings	(5,256)		-59.7%	(10,400)		-92.3%	-		0.0%	8,500		90.9%	9,000		128.4%
Shareholders' Equity	(876)		-13.7%	5,054		99.9%	1,904		40.7%	94		2.0%	(1,671)		-33.3%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	June 30, 2009		December 31, 2008		June 30, 2008
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$23,811	16.4%	$24,454	16.0%	$28,696	20.0%
Agricultural	-	0.0%	-	0.0%	-	0.1%
Leases, net of unearned income	1,580	0.9%	1,491	1.0%	1,153	0.9%
Municipal loans	2,744	1.8%	2,729	1.8%	2,782	2.1%
Real estate	104,500	66.6%	98,049	63.9%	88,059	59.1%
Construction	15,396	12.0%	22,857	14.9%	24,388	15.5%
Consumer	3,412	2.3%	3,731	2.4%	3,364	2.3%
Total loans	$151,443	100.0%	$153,311	100.0%	$148,442	100.0%

The table shows flat loan growth in the first half of 2009.  Real estate loans, which are predominately commercial real estate loans, have increased, while construction and commercial loans have declined.  Of the total real estate and construction loans as of June 30, 2009, 69% are commercial mortgage loans, and 46% of those are owner-occupied properties.  Approximately 9% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $3.2 million at June, 2009, as compared to $3.6 million at December 31, 2008 and $4.9 million at June 30, 2008.

Management classifies loans as non-accrual when principal or interest is past due 90 days or more based on the contractual terms of the loan, unless the loan is well-secured and in the process of collection.  Loans that are not past-due 90 days or more will also be classified as non-accrual when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Once a loan is classified as non-accrual, it may not be reclassified as an accruing loan until all principal and interest payments are brought current and the loan is considered to be collectible as to both principal and interest.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2009, December 31, 2008 and June 30, 2008:

Non-Performing Assets
(in thousands)	June 30	December 31	June 30
	2009	2008	2008
Loans in nonaccrual status	$3,202	$3,557	$4,944
Loans past due 90 days or more and accruing	1,336	265	-
Restructured loans	260	675	-
Total nonperforming loans	4,798	4,497	4,944
Foreclosed real estate	1,400	83	-
Total nonperforming assets	$6,198	$4,580	$4,944

Allowance for loan losses	$3,474	$3,942	$2,986

Asset quality ratios:
Non-performing assets to total assets	2.82%	2.13%	2.66%
Non-performing loans to total loans	3.17%	2.93%	3.33%
Allowance for loan losses to total loans	2.29%	2.57%	2.01%
Allowance for loan losses to total
non-performing loans	72%	88%	60%

The high level of non-performing loans over the past year has been due to the significant downturn in the economy and reduction in real estate collateral values in 2008 and 2009.  The $4.8 million of non-performing loans as of June 30, 2009, includes $1.1 million of SBA loans, which are supported by $1.0 million of SBA loan guarantees.

Potential Problem Loans

At June 30, 2009, the Bank had approximately $17.1 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $0.5 million decrease from the $17.6 million of potential problem loans at December 31, 2008.  The $17.1 million of potential problem loans are supported by $590 thousand of SBA loan guarantees.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of June 30, 2009, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2009 totaled $3.5 million, a decrease of $468 thousand from December 31, 2008.  The ratio of ALLL to total loans at June 30, 2009, was 2.29%, as compared with 2.57% at December 31, 2008, and 2.01% at June 30, 2008.  At June 30, 2009 and 2008, the ratio of ALLL to total non-performing loans was 72% and 60%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and six-month periods ended June 30, 2009 and 2008:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$4,038	$1,356	$3,942	$1,150
Provision for loan losses	381	2,325	681	2,545
Loans charged off	(963)	(700)	(1,173)	(721)
Recoveries of previous charge-offs	18	5	24	12
Net recoveries (charge-offs)	(945)	(695)	(1,149)	(709)
Balance at end of period	$3,474	$2,986	$3,474	$2,986

Allowance for loan losses as a percentage of:
Period end loans	2.29%	2.01%	2.29%	2.01%
Non-performing loans	72%	60%	72%	60%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	2.69%	1.99%	1.73%	1.07%
Provision for loan losses	1.09%	6.64%	1.03%	3.82%

Loans charged off in the second quarter of 2009 included one construction loan for a mini-storage facility ($498 thousand), two owner-occupied commercial real estate loans (total of $207 thousand), one non-owner-occupied residential lot loan ($59 thousand), and several small commercial loans secured by non-real estate assets (total of $195 thousand).  Charge-offs in the first quarter of 2009 included one home equity loan ($115 thousand), primarily due to declining property values; the balance remaining upon payoff of one construction loan for a multi-family residential project ($68 thousand); and a few small commercial loans secured by non-real estate assets (total of $23 thousand).  For the second quarter of 2008, loan charge-offs included non-real estate secured commercial loans totaling $696 thousand.

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2009, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2009, this reserve totaled $105,000 and is included in other liabilities in the consolidated balance sheet.

Investments

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of June 30, 2009, the book value of the security was $20 thousand ($307 thousand amortized cost less the loss reserve, which totals $287 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired asset-backed security referred to above, all securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate mortgage-backed securities (37%), floating-rate mortgage-backed securities (7%), fixed-rate US agency securities (36%), fixed-rate tax-exempt municipal securities (8%), fixed-rate CMO’s (6%) and floating-rate corporate debt securities (6%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 3.0 years, with a duration of 2.7 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $160.7 million as of June 30, 2009, as compared with $144.8 million at December 31, 2008, and $126.2 million at June 30, 2008.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first six months of 2009 and 2008.

The Bank is one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety, with yield often a secondary concern.  As of June 30, 2009, the Bank had issued $48.5 million of certificates of deposit to local customers through the CDARS program, up from $6.8 million as of June 30, 2008.

On October 3, 2008, then-President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  EESA temporarily (until December 31, 2009) raised the basic limit on FDIC deposit insurance coverage from $100,000 to $250,000 per depositor.  Since then, the FDIC has extended the $250,000 limit through the end of 2013.  See also Effects of Inflation and Economic Issues below, for a discussion of the Emergency Economic Stabilization Act of 2008 (“EESA”), and its potential impact on the Company.

On October 14, 2008, the FDIC announced another temporary program (until December 31, 2009) to provide full FDIC insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount.  Management and the board of directors evaluated the additional cost of this optional insurance program and determined that it would be in the Bank’s best interests to provide this coverage to its depositors.  The cost to the Bank for this additional deposit insurance coverage is 10 basis points on the amount of non-interest-bearing deposits in excess of $250,000.  To date, the FDIC has not extended the unlimited insurance coverage for non-interest bearing accounts beyond 2009.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed from, and expects to continue to have borrowings from, the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.

As of June 30, 2009, borrowings from the FHLB totaled $29.8 million, with a weighted average interest rate of 3.82%.  Of the $29.8 million, $3.0 million was borrowed in 2003 for 10 years to offset a specific pool of the Bank’s fixed rate loans maturing in 2013.  During the second quarter of 2007, $3.0 million of short-term brokered deposits were replaced with $3.0 million of FHLB advances maturing in 2010.  The remaining $23.8 million was borrowed to meet shorter-term funding needs and matures on various dates from July through December 2009.

Capital

Total shareholders’ equity has increased $6.2 million, or 33%, over the past twelve months.  The growth in shareholders’ equity was the result of 1) a private placement on December 2, 2008 of 225,026 shares of common stock sold to the Carpenter Community BancFund-A, L.P. at a price of $17.10 per share, for aggregate gross proceeds to the Company of $3.8 million, and 2) the issuance on January 9, 2009, of 5,116 shares of a Series D Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury at $1,000 per share.  The preferred stock issue is part of the Capital Purchase Program of the TARP.  The Company invested a total of $8.1 million from these two capital transactions in Mission Community Bank as Tier 1 capital.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2009, December 31, 2008, and June 30, 2008:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)	$27,439	15.97%	$17,177	10.0%	$13,741	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$25,274	14.71%	$10,306	6.0%	$6,871	4.0%
Tier 1 Capital (to Average Assets)	$25,274	11.34%	$11,140	5.0%	$8,912	4.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)	$22,328	13.62%	$16,398	10.0%	$13,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,256	12.35%	$9,839	6.0%	$6,559	4.0%
Tier 1 Capital (to Average Assets)	$20,256	11.29%	$8,973	5.0%	$7,179	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its potential impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $13.0 million in cash and cash equivalents on June 30, 2009, as compared with $17.7 million as of December 31, 2008 and $3.0 million on June 30, 2008.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  For the month of June 2009, the Bank’s loans-to-deposits ratio was 91%.  The sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 41.5% as of June 30, 2009.

One of the Bank’s off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of June 30, 2009, the Bank had outstanding borrowings from the FHLB totaling $29.8 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of June 30, 2009, an additional $22.2 million could be borrowed from the FHLB if needed.  The Bank has been reducing its FHLB borrowings as they have matured over the past few months, and it expects to continue to do so in 2009 and 2010.  However, FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.

The Bank also has access to the Federal Reserve Bank of San Francisco’s (“FRB-SF”) “Discount Window” for additional secured borrowing should the need arise.  As of June 30, 2009, the Bank had pledged $55.4 million of its loan portfolio to the FRB-SF, which provided the Bank with $34.9 million in additional short-term borrowing capacity.

On October 14, 2008, The FDIC announced a new program, the Temporary Liquidity Guarantee Program (“TLGP”), in which the Bank and the Company chose to participate.  TLGP provides FDIC guarantees for qualifying unsecured debt issued on or before June 30, 2009.  No qualifying debt was issued by the Bank or the Company on or before the June 30 deadline.  Therefore, participation in the TLGP program has resulted in no cost to the Bank or the Company.

Off-Balance-Sheet Arrangements

In the normal course of business, the Bank enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheet.

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	June 30	December 31	June 30
	2009	2008	2008
Commitments to Extend Credit	$19,234	$28,427	$31,133
Standby Letters of Credit	304	304	197
	$19,538	$28,731	$31,330

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

California’s statewide unemployment rate stands at 11.6% as of June 2009, significantly above the national average of 8.5%.  For San Luis Obispo and Santa Barbara Counties, unemployment has trended upward over the past twelve months to stand at 9.0% and 8.2%, respectively.  However, these continue to be some of the lowest unemployment rates in the state.  After several years of strong appreciation, local real estate values declined in 2007 and 2008, as residential and commercial sale activity slowed.  There can be no assurance that the economy will not deteriorate further or that real estate values will return to pre-2007 levels in the short term or at all.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

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

On October 14, 2008, the U.S. Treasury Department announced that it would utilize a portion of the EESA funding to directly purchase up to $250 billion of preferred stock in banks.   Management and the board of directors evaluated the initial terms of this capital purchase program and determined that it would be in the Company’s best interests to apply for the maximum amount of capital that might be made available to the Company and submitted its application in November 2008.  The Treasury Dept., in consultation with the Federal Reserve Bank of San Francisco, which serves as the primary federal regulator of the Bank, subsequently determined that the Company was eligible for $5.1 million of capital, which was issued in the form of Series D preferred stock on January 9, 2009.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended June 30, 2009.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were approved at the Company’s Annual Meeting of Shareholders, which was held on May 27, 2009:

Election of Directors — Election of the following nine persons to the Board of Directors to serve until the 2010 Annual Meeting of Shareholders and until their successors are elected and have qualified:
Bruce M. Breault                                                           Anita M. Robinson
Roxanne Carr                                                           Gary E. Stemper
William B. Coy                                                           Brooks W. Wise
Howard N. Gould                                                           Karl F. Wittstrom
Richard Korsgaard

                                                                      SharesPercent
Authority given                                                                      1,106,24382.2%
Authority withheld                                                                      4,7000.3
Abstain                                                                      -0--0-

Amendment of Bylaws — To amend Section 3.2 of the Company’s bylaws to increase the authorized range of directors on the Company’s Board of Directors to between eight (8) and fifteen (15) directors.
                                                                      SharesPercent
For                                                                      1,096,19181.5%
Against                                                                      13,4521.0
Abstain                                                                      1,3000.1

Advisory Vote on Executive Compensation — To approve, on an advisory and non-binding basis, the compensation paid to the Company’s Named Executive Officers.
                                                                      SharesPercent
For                                                                      1,090,92681.1%
Against                                                                      16,1481.2
Abstain                                                                      3,8690.3

A total of 1,110,943 shares (82.6% of those outstanding and entitled to vote) were represented in person or by proxy.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Bylaws, as amended (B)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
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
Dated:  August 14, 2009

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  August 14, 2009