Form 10-Q
period 2009-09-30
MISSION COMMUNITY BANCORP
filed 2009-11-16
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  1,345,602 shares of common stock outstanding as of November 9, 2009.

Mission Community Bancorp
September 30, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
September 30, 2009, December 31, 2008 and September 30, 2008

Condensed Consolidated Statements of Income
for the Three- and Nine-Month Periods Ended September 30, 2009 and 2008

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Nine-Month Periods Ended September 30, 2009 and 2008

Condensed Consolidated Statements of Cash Flows
for the Nine-Month Periods Ended September 30, 2009 and 2008

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
Item 6.  Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008
Assets
Cash and due from banks	$20,536	$7,804	$5,177
Federal funds sold	-	9,920	22,835
Total cash and cash equivalents	20,536	17,724	28,012
Interest-bearing deposits in other banks	575	11,710	6,550
Investment securities available for sale	41,257	24,846	23,872

Loans held for sale	234	1,264	2,279

Loans, net of unearned income	142,609	152,047	149,076
Less allowance for loan losses	(3,539)	(3,942)	(2,946)
Net loans	139,070	148,105	146,130

Federal Home Loan Bank stock and other stock, at cost	3,002	2,757	2,545
Premises and equipment	3,012	2,599	3,551
Other real estate owned	2,042	983	-
Company owned life insurance	2,861	2,789	2,765
Accrued interest and other assets	2,934	2,713	3,046
Total Assets	$215,523	$215,490	$218,750

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$24,812	$22,802	$26,007
Money market, NOW and savings	52,565	32,668	34,764
Time certificates of deposit	90,446	89,334	89,422
Total deposits	167,823	144,804	150,193
Other borrowings	19,300	45,700	45,700
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,512	1,376	1,151
Total liabilities	191,728	194,973	200,137
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	-	-
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at September 30, 2009;
1,345,602 at December 31, 2008;
and 1,120,576 at September 30, 2008	18,042	18,042	14,193
Additional paid-in capital	224	172	152
Retained earnings (deficit)	(1,041)	864	3,385
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities, net of tax	418	355	(201)
Total shareholders' equity	23,795	20,517	18,613
Total Liabilities and Shareholders' Equity	$215,523	$215,490	$218,750

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest Income
Interest and fees on loans	$2,193	$2,460	$6,812	$7,180
Interest on investment securities	349	301	937	829
Other interest income	11	96	122	234
Total interest income	2,553	2,857	7,871	8,243
Interest Expense
Interest on money market, NOW and savings deposits	117	172	398	529
Interest on time certificates of deposit	496	624	1,769	1,744
Other interest expense	254	442	999	1,188
Total interest expense	867	1,238	3,166	3,461
Net interest income	1,686	1,619	4,705	4,782
Provision for loan losses	875	-	1,556	2,545
Net interest income after provision for loan losses	811	1,619	3,149	2,237
Non-interest income
Service charges on deposit accounts	95	109	256	262
Gain on sale of loans	143	159	317	198

Loan servicing fees, net of amortization	34	10	82	55
Grants and awards	74	-	81	-
Gain on sale of available-for-sale securities	7	-	246	-
Loss or writedown of fixed assets or other real estate	(69)	-	(69)	-
Other income and fees	42	30	112	87
Total non-interest income	326	308	1,025	602
Non-interest expense
Salaries and employee benefits	886	905	2,779	2,789
Occupancy expenses	196	144	528	423
Furniture and equipment	103	119	340	334
Data processing	187	135	566	398
Professional fees	117	144	382	317
Marketing and business development	36	63	106	153
Office supplies and expenses	57	51	193	165
Insurance and regulatory assessments	164	53	462	154
Loan and lease expenses	38	32	104	78

Provision for unfunded commitments	-	-	35	15
Other expenses	117	117	430	405
Total non-interest expense	1,901	1,763	5,925	5,231
Income (loss) before income taxes	(764)	164	(1,751)	(2,392)
Income tax expense (benefit)	511	39	-	(1,065)
Net income (loss)	$(1,275)	$125	$(1,751)	$(1,327)
Net income (loss) applicable to common stock	$(1,229)	$107	$(1,748)	$(1,191)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.91)	$0.10	$(1.30)	$(1.13)
Net Income (Loss) - Diluted	$(0.91)	$0.10	$(1.30)	$(1.13)

Average common shares outstanding - basic	1,345,602	1,120,576	1,345,602	1,051,875
Average common shares outstanding - diluted	N/A	1,127,119	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options
and related tax benefit of $25		20,700	232					232

Issuance of common stock
in public offering, net
of offering expenses		410,644	6,835					6,835

Stock-based compensation				44				44

Comprehensive income:
Net (loss)					$(1,327)	(1,327)		(1,327)
Net unrealized loss on
available-for-sale securities,
net of taxes of $215	-	-	-	-	(309)	-	(309)	(309)
Total comprehensive income (loss)					$(1,636)

Balance at September 30, 2008	$1,084	1,120,576	$14,193	$152		$3,385	$(201)	$18,613

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $48	5,068							5,068

Dividends declared and paid
on Series D preferred stock						(154)		(154)

Stock-based compensation				52				52

Comprehensive income (loss):
Net (loss)					$(1,751)	(1,751)		(1,751)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(271)		(271)	(271)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $291	-	-	-	-	334	-	334	334
Total comprehensive income (loss)					$(1,688)

Balance at September 30, 2009	$6,152	1,345,602	$18,042	$224		$(1,041)	$418	$23,795

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Operating Activities
Net (loss)	$(1,751)	$(1,327)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation	326	257
Accretion of discount on securities and loans, net	(82)	(134)
Provision for credit losses	1,556	2,545
Provision for losses on unfunded loan commitments	35	15
Stock-based compensation	52	44
Gain on sale of securities	(246)	-
Gain on loan sales	(317)	(198)
Writedown of other real estate owned	69	-
Increase in company-owned life insurance	(72)	(71)
Net increase in accrued taxes receivable	-	(1,125)
Other, net	(410)	(99)
Proceeds from loan sales	5,691	5,059
Loans originated for sale	(4,547)	(4,300)
Net cash provided by operating activities	304	666
Investing Activities
Net change in Federal Home Loan Bank and other stock	(246)	(459)
Net decrease (increase) in deposits in other banks	11,135	(6,000)
Purchase of available-for-sale securities	(32,442)	(12,880)
Proceeds from maturities, calls and paydowns of available-for-sale securities	7,510	5,648
Proceeds from sales of available-for-sale securities	9,134	-
Net decrease (increase) in loans	6,622	(26,141)
Purchase of bank-owned life insurance	-	(405)
Purchases of premises and equipment	(739)	(275)
Proceeds from sale of fixed assets	-	5
Net cash provided by (used in) investing activities	974	(40,507)
Financing Activities
Net increase in demand deposits and savings accounts	21,907	4,976
Net increase in time deposits	1,112	32,783
Net increase (decrease) in other borrowings	(26,400)	17,500
Proceeds from issuance of common stock in public offering, net	-	6,835
Proceeds from issuance of preferred stock under TARP-CPP, net	5,068	-
Payment of TARP-CPP dividends	(153)	-
Proceeds from exercise of stock options	-	232
Net cash provided by financing activities	1,534	62,326
Net increase in cash and cash equivalents	2,812	22,485
Cash and cash equivalents at beginning of year	17,724	5,527
Cash and cash equivalents at end of period	$20,536	$28,012

Non-cash changes:
Real estate acquired by foreclosure	$1,127	-
Supplemental disclosures of cash flow information:
Interest paid	3,312	3,410
Taxes paid	-	35

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and nine-month periods ended September 30, 2009 and 2008 reflect all adjustments, consisting only of normal recurring accruals and provisions, necessary for a fair presentation of the Company’s financial position and results of operations.

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

On January 1, 2006, the Company implemented Accounting Standards Codification ASC 718-10 (previously known as SFAS 123R, or Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment), which addresses accounting for equity-based compensation arrangements, including employee stock options.  The Company adopted ASC 718-10 using the “modified prospective method,” where stock-based compensation expense is recorded beginning on the adoption date and prior periods are not restated.  Under this method, compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.  Additionally, compensation expense for unvested options that were outstanding at December 31, 2005, is being recognized over the requisite service period based on the fair value of those options as previously calculated under the pro forma disclosures of ASC 718-10.

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

During the nine-month periods ended September 30, 2009 and 2008, the Bank recognized pre-tax stock-based compensation expense of $52 thousand and $44 thousand, respectively, as a result of adopting ASC 718-10.  As of September 30, 2009, the Company has unvested options outstanding with unrecognized compensation expense totaling $146 thousand, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2009         $  18
2010                                                                       38
2011                                                                       38
2012                                                                       37
2013                                                                       15
Total unrecognized compensation cost      $146

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2009:
U.S. Government agencies	$15,346	$79	$-	$15,425
Mortgage-backed securities	17,498	377	(6)	17,869
Municipal securities	2,918	63	(7)	2,974
Asset-backed securities	1,983	54	-	2,037
Corporate debt securities	2,804	148	-	2,952
	$40,549	$721	$(13)	$41,257

December 31, 2008:
U.S. Government agencies	$3,500	$70	$-	$3,570
Mortgage-backed securities	15,973	460	(25)	16,408
Municipal securities	3,581	-	(147)	3,434
Asset-backed securities	1,437	15	(18)	1,434
	$24,491	$545	$(190)	$24,846

September 30, 2008:
U.S. Government agencies	$2,496	$14	$-	$2,510
Mortgage-backed securities	16,651	34	(123)	16,562
Municipal securities	3,581	-	(230)	3,351
Asset-backed securities	1,484	4	(39)	1,449
	$24,212	$52	$(392)	$23,872

During 2004, one of the Bank’s asset-backed securities was identified as “other than temporarily impaired,” and a loss reserve was established for this security.  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of September 30, 2009, the gross book value of the security was $304,000 and the reserve was $290,000, for a net book value of $14,000.  Management estimates that the fair value of this security is approximately equal to the $14,000 net book value.

The scheduled maturities of investment securities at September 30, 2009, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$1,302	$1,315
Due in one year to five years	35,773	36,401
Due in five years to ten years	537	548
Due in greater than ten years	2,937	2,993
	$40,549	$41,257

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	2,034	6	-	-	2,034	6
Municipal securities	878	7	-	-	878	7
Asset-backed securities	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	-	-
	$2,912	$13	$-	$-	$2,912	$13

December 31, 2008:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,721	25	-	-	1,721	25
Municipal securities	3,434	147	-	-	3,434	147
Asset-backed securities	440	6	80	11	520	17
	$5,595	$178	$80	$11	$5,675	$189

As of September 30, 2009, five securities have been in an unrealized loss position for less than one year and none for more than one year.  The Bank has determined that it is more likely than not that it will not be required to sell any of these five securities before a recovery in fair value, which may be maturity.  Therefore, the unrealized losses on these investments are not considered to be other-than-temporary impairments as of September 30, 2009.  None of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk.

During the third quarter and first nine months of 2009, the Bank sold $1,408,000 and $9,134,000 of investment securities for net gains of $7,000 and $246,000, respectively.  No securities were sold in 2008.

Investments securities carried at $4,449,000 as of September 30, 2009, were pledged to secure public deposits as required by law, and securities carried at $7,167,000 were pledged to secure borrowings from the Federal Home Loan Bank of San Francisco.

Note 4 — Operating Segments

The Company has only one reportable operating segment—commercial banking.  The commercial banking segment provides traditional banking services such as checking and savings accounts, time certificates of deposit and loans.

Note 5 — Preferred Stock

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

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2009, as compared with a $1.065 million tax benefit for the same period in 2008.  For the first half of 2009 the Company recognized a $511 thousand benefit representing a reduction in the Bank’s deferred tax valuation allowance, which was first established in 2008.  In conjunction with the filing of its 2008 income tax return in the third quarter of 2009, management reassessed its net operating loss carry-back potential and the probability of realizing those deferred tax assets.  As a result of that reassessment, the deferred tax valuation allowance was restored to its December 31, 2008 level, and the $511 thousand tax benefit recognized earlier in 2009 was reversed in the third quarter.

Note 7 — Fair Value Measurement

The Company has adopted ASC 820-10 (previously known as Statement of Financial Accounting Standards No. 157, Fair Value Measurements.  ASC 820-10, which was effective for financial assets and liabilities on January 1, 2008, and for non-financial assets and liabilities on January 1, 2009, defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The Statement describes three levels of inputs that may be used in fair value measurement:

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

The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value as of September 30, 2009:

(in thousands)	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Financial assets measured at fair value on a recurring basis:
Available-for-sale securities	$-	$41,243	$14	$41,257

Financial sssets measured at fair value on a non-recurring basis:
Collateral-Dependent Impaired
Loans, Net of Specific Reserves	$-	$-	$5,361	$5,361

Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	2,042	$2,042

Collateral-dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying value of $5,982,000, with a specific reserve of $621,000, as of September 30, 2009.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2008 and 2009:

(in thousands)	Level 3 Securities Available for Sale
	Nine Months Ended September 30
	2009	2008
Balance at beginning of year	$32	$-
Transfers into Level 3	92	227
Unrealized gains (losses)
included in other comprehensive income (loss)	-	(168)
Purchases	-	-
Settlements	-	-
Paydowns and maturities	(110)	(7)
Balance at end of period	$14	$52

Total unrealized gains (losses)
for the period relating to assets still held at the reporting date	$-	$(168)

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

The estimated fair value of financial instruments is summarized as follows:

	September 30, 2009
	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$20,536	$20,536
Federal funds sold	-	-
Interest-bearing deposits in other banks	575	575
Investment securities	41,257	41,257
Loans, net	139,304	139,211
Federal Home Loan Bank and other stocks	3,002	3,002
Company owned life insurance	2,861	2,861
Accrued interest receivable	876	876

Financial Liabilities:
Deposits	167,823	168,239
Other borrowings	19,300	19,626
Junior subordinated debt securities	3,093	3,265
Accrued interest and other liabilities	1,512	1,512

Note 8 — Recent Accounting Pronouncements

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

The standards summarized in the preceding paragraphs were implemented by the Company beginning with the financial reporting period ended June 30, 2009, and did not have a material effect on the Company’s financial condition or results of operations.  The new interim disclosures required by FSP FAS No. 107-1 and APB 28-1 are included in Note 7 – Fair Value Measurement.

The Company implemented Statement of Financial Accounting Standards No. 165, “Subsequent Events” (SFAS 165), beginning with the financial reporting period ended June 30, 2009. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 13, 2009, the date these financial statements were available to be issued. During this period the Company did not have any material recognizable subsequent events that are not reflected in these financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (now known as ASC 860-20).  The standard is an amendment of SFAS 140.  ASC 860-20 eliminates the concept of a qualifying special purpose entity, establishes more stringent requirements for derecognition of a portion of a financial asset, and creates new conditions for reporting the transfer of a portion of a financial asset as a sale.

Terms of the Bank’s SBA loan sales typically provide for limited recourse if the borrower defaults on any of the first three payments.  ASC 860-20 would not permit a loan transfer to the buyer to be recognized as a sale until that recourse period has expired, which would result in a  delay of approximately three months in recognizing gains on most sales of SBA loans beginning January 1, 2010, the date the Company will adopt ASC 860-20.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(1.275) million for the third quarter of 2009, as compared with net income of $125 thousand for the third quarter of 2008.  For the first nine months of 2009, the Company’s net loss was $(1.751) million, as compared with a net loss of $(1.327) million for the first nine months of 2008.  The factors resulting in the 2009 results will be discussed below.

•
Net interest income for the three-month period ended September 30, 2009 increased by $67 thousand, or 4%, from the comparable period in 2008, due primarily to an increase in the volume of interest-earning assets.  For the nine months of 2009, net interest income declined by $77 thousand, or 2%, from the first nine months of 2008, principally due to a 72 basis-point decline in the net interest margin due in part to an increase in the level of non-accrual loans.

•
The provision for loan losses increased by $875 thousand from the third quarter of 2008 to the same quarter in 2009.  For the nine months, the loan loss provision declined by $989 thousand, or 39%, due to an unusually large provision for loan losses in the second quarter of 2008.  Increased risk in a few large relationships, along with a general downturn in the economy in 2008, caused management and the board of directors to enhance the allowance for loan and lease losses (“ALLL”) by $2.3 million in the second quarter of last year.

•
For the three months ended June 30, 2009, non-interest income increased by $18 thousand, or 6%, from the same period in 2008.  For the first nine months of 2009, non-interest income was up $423 thousand, or 70%, over the same period in 2008.  In addition to increased gains on sales of SBA-guaranteed loans, non-interest income for the first nine months of 2009 included $246 thousand of net gains on the sale of securities.

•
Non-interest expense increased by $138 thousand, or 8%, for the third quarter of 2009, as compared to the third quarter of 2008.  For the first nine months of 2009, non-interest expense was up $694 thousand, or 13%.  These increases were principally due to material increases in FDIC insurance assessments, the cost of outsourcing Information Technology management, costs associated with opening a new branch office in Santa Maria, and professional fees primarily related to problem loan resolution.

•
For the first half of 2009 the Company recognized a $511 thousand benefit representing a reduction in the Bank’s deferred tax valuation allowance, which was first established in 2008.  In conjunction with the filing of its 2008 income tax return in the third quarter of 2009, management reassessed its net operating loss carry-back potential and the probability of realizing those deferred tax assets.  As a result of that reassessment, the deferred tax valuation allowance was restored to its December 31, 2008 level, and the $511 thousand tax benefit recognized earlier in 2009 was reversed in the third quarter.

•
Total assets increased by $33 thousand from December 31, 2008 to September 30, 2009.  Total loans decreased by $10.5 million, or 6.8%, over that period, while deposits increased by $23.0 million, or 15.9%.

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

Income Summary

For the three months ended September 30, 2009, the Company incurred a net loss of $(1.275) million.  This compares with net income of $125 thousand for the comparable period of 2008.  For the first nine months of 2009, the Company’s net loss was $(1.751) million, as compared with a net loss of $(1.327) million for the first nine months of 2008.

Return on average assets (annualized) was (1.18)% for the third quarter of 2009, as compared with 0.25% for the third quarter of 2008.  Annualized return on average equity was (10.16)% for the third quarter of 2009 as compared with 2.66% for the comparable 2008 period.  For the first nine months of 2009, return on average assets was (1.07)%, as compared with (0.97)% for the same period in 2008.  Return on average equity was (9.33)% for the first nine months of 2009, as compared with (9.66)% for the comparable period in 2008.

Excluding taxes, the Company incurred a loss of $(764) thousand for the third quarter of 2009, as compared to pre-tax income of $164 thousand for the same period in 2008.  For the first nine months of 2009, the Company’s pre-tax loss was $(1.751) million—a $641 thousand reduction from the $(2.392) million loss before taxes for the first nine months of 2008.

The income statement components of this are as follows:

Pre-Tax Income Variance Summary
(In thousands)	Effect on Pre-Tax Income
	Increase (Decrease)
	3rd Quarter	Nine Months
Change from 2008 to 2009 in:
Net interest income	$67	$(77)
Provision for loan losses	(875)	989
Non-interest income	18	423
Non-interest expense	(138)	(694)
Change in income (loss) before income taxes	$(928)	$641

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2009, net interest income was $1.686 million, an increase of $67 thousand, or 4%, from the comparable period in 2008.  For the first nine months of 2009, net interest income was $4.705 million, down $77 thousand, or 2%, from the first nine months of 2008.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.33% for the three-month period ended September 30, 2009, a decrease of 15 basis points as compared to the same period in 2008, but a 28 basis point improvement over the second quarter of 2009.  As short-term interest rates dropped throughout 2008—2.25% in the first four months of 2008 and 1.75% in the fourth quarter—the Bank experienced increasing pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  In addition, the Bank has received an influx of CD deposits since mid-year 2008, as local depositors sought out safety, with yield often a secondary concern (see the Deposits section of this report).  Opportunities to place those new funds in assets earning higher rates than the CD’s have been limited this year, putting additional pressure on the net interest margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2009 and 2008:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2009				September 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$147,412	$2,193	5.95	% *	$148,990	$2,460	6.62	% *
Investment securities*	42,452	349	3.43	% *	25,216	301	5.05	% *
Federal funds sold	9	-	0.51%		10,563	50	1.90%
Other interest income	15,405	11	0.29%		4,938	45	3.61%
Total interest-earning assets / interest income	205,278	$2,553	5.00%		189,707	$2,856	6.07%
Non-interest-earning assets:
Allowance for loan losses	(3,404)				(2,968)
Cash and due from banks	2,878				2,855
Premises and equipment	2,865				3,468
Other assets	8,532				5,635
Total assets	$216,149				$198,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$14,148	$34	0.95%		$16,337	$25	0.62%
Savings and Money Market deposit accounts	33,327	83	0.99%		17,633	147	3.31%
Certificates of deposit	93,296	496	2.11%		78,453	623	3.16%
Total interest-bearing deposits	140,771	613	1.73%		112,423	795	2.82%
Federal funds purchased	10	-	0.00%		-	-	-
Federal Home Loan Bank advances	21,963	227	4.10%		40,823	392	3.82%
Subordinated debt	3,093	27	3.51%		3,093	50	6.39%
Total borrowed funds	25,066	254	4.03%		43,916	442	4.00%
Total interest-bearing liabilities / interest expense	165,837	867	2.07%		156,339	1,237	3.15%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,968				22,733
Other liabilities	1,314				937
Total liabilities	191,119				180,009
Shareholders' equity	25,030				18,688
Total liabilities and shareholders' equity	$216,149				$198,697
Net interest-rate spread			2.93%				2.92%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.40%				0.56%
Net interest income / margin on earning assets		$1,686	3.33	% **		$1,619	3.48	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2009				September 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$151,708	$6,812	6.05	% *	$139,255	$7,180	6.94	% *
Investment securities*	34,375	937	4.07	% *	23,798	829	5.25	% *
Federal funds sold	9,919	16	0.21%		5,691	101	2.37%
Other interest income	14,588	106	0.98%		4,361	133	4.07%
Total interest-earning assets / interest income	210,590	7,871	5.07%		173,105	8,243	6.45%
Non-interest-earning assets:
Allowance for loan losses	(3,697)				(1,843)
Cash and due from banks	2,751				2,483
Premises and equipment	2,721				3,504
Other assets	7,406				4,950
Total assets	$219,771				$182,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$10,652	108	1.35%		$3,205	33	1.39%
Savings and Money Market deposit accounts	29,131	290	1.33%		34,304	496	1.93%
Certificates of deposit	96,420	1,769	2.45%		65,107	1,744	3.58%
Total interest-bearing deposits	136,203	2,167	2.13%		102,616	2,273	2.96%
Federal funds purchased	13	-	0.61%		45	1	2.81%
Federal Home Loan Bank advances	31,886	909	3.81%		34,388	1,028	3.99%
Subordinated debt	3,093	90	3.91%		3,093	159	6.86%
Total borrowed funds	34,992	999	3.82%		37,526	1,188	4.23%
Total interest-bearing liabilities / interest expense	171,195	3,166	2.47%		140,142	3,461	3.30%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,287				22,535
Other liabilities	1,203				1,181
Total liabilities	194,685				163,858
Shareholders' equity	25,086				18,341
Total liabilities and shareholders' equity	$219,771				$182,199
Net interest-rate spread			2.60%				3.15%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.46%				0.63%
Net interest income / margin on earning assets		$4,705	3.06	% **		$4,782	3.78	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three- and nine-month periods ended September 30, 2009 and 2008.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis
(In thousands)	Three Months Ended September 30, 2009
	Compared to 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(26)	$(241)	$(267)
Investment securities	162	(114)	48
Federal funds sold	(29)	(21)	(50)
Other interest income	34	(68)	(34)
Total increase (decrease) in interest income	141	(444)	(303)

Interest-bearing liabilities:
Transaction accounts	(4)	13	9
Savings deposits	79	(143)	(64)
Certificates of deposit	104	(231)	(127)
Total interest-bearing deposits	179	(361)	(182)
Federal funds purchased	-	-	-
FHLB advances	(193)	28	(165)
Subordinated debt	-	(23)	(23)
Total borrowed funds	(193)	5	(188)
Total increase (decrease) in interest expense	(14)	(356)	(370)
Increase (decrease) in net interest income	$155	$(88)	$67

Rate / Volume Variance Analysis
(In thousands)	Nine Months Ended September 30, 2009
	Compared to 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$608	$(976)	$(368)
Investment securities	315	(207)	108
Federal funds sold	44	(129)	(85)
Other interest income	132	(159)	(27)
Total increase (decrease) in interest income	1,099	(1,471)	(372)

Interest-bearing liabilities:
Transaction accounts	76	(1)	75
Savings deposits	(67)	(139)	(206)
Certificates of deposit	679	(654)	25
Total interest-bearing deposits	688	(794)	(106)
Federal funds purchased	(1)	-	(1)
FHLB advances	(73)	(46)	(119)
Subordinated debt	-	(69)	(69)
Total borrowed funds	(74)	(115)	(189)
Total increase (decrease) in interest expense	614	(909)	(295)
Increase (decrease) in net interest income	$485	$(562)	$(77)

The tables above reflect the impact of lower yields received on loans due to the reduction in the prime rate over the past year as well as the increased level of non-accrual loans, while growth in the balances of loans and other interest-earning assets have had a positive, albeit lesser, impact.  On the liability side, the rate reductions have also had a beneficial effect, but not enough to offset the reduction in loan yields.  Overall, the pressure we have experienced on the net interest margin over the past several quarters is beginning to ease up as we move through 2009.

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

Provision for Loan Losses

The Bank recorded an $875 thousand provision for loan losses for the three months ended September 30, 2009, as compared with no provision for the third quarter of 2008.  For the nine months ended September 30, 2009, the loan loss provision totaled $1.556 million, down from $2.545 million in the first nine months of 2008.

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

Loan charge-offs totaled $820 thousand and recoveries totaled $10 thousand for the third quarter of 2009, as compared with $47 thousand of charge-offs and $7 thousand of recoveries for the same period in 2008.  For the nine months, charge-offs were $1.993 million and recoveries were $34 thousand in 2009, as compared with $768 thousand of charge-offs and $19 thousand of recoveries for the first nine months of 2008. The ratio of allowance for loan losses to total loans was 2.48% at September 30, 2009, as compared to 1.95% a year ago and 2.57% as of December 31, 2008.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains on sales of securities.  For the three-month period ended September 30, 2009, non-interest income was $326 thousand, an increase of $18 thousand, or 6%, from the same period in 2008.  This increase was primarily due to the receipt of a $74 thousand Bank Enterprise Award from the U.S. Treasury’s Community Development Financial Institutions Fund, partially offset by $69 thousand of writedowns to the carrying value of other real estate owned.  For the first nine months of 2009, non-interest income totaled $1.025 million, up from $602 thousand in the first nine months of 2008.  The increase in non-interest income for the first nine months of 2009 was also due to the sale of $9.1 million of securities, on which the Bank recognized $246 thousand in gains, as well as increased gains on the sale of SBA loans.  After several months of a nearly frozen secondary market for SBA loans, the market began to thaw toward the end of the first quarter of this year.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2009	2008		$ %	2009	2008		$ %
Service charges on deposit accounts	$95	$109	$(14)	-13%	$256	$262	$(6)	-2%
Gain on sale of loans	143	159	(16)	-10%	317	198	119	60%
Loan servicing fees, net of amortization	34	10	24	240%	82	55	27	49%
Grants and awards	74	-	74	nm	81	-	81	nm
Gain on sale of available-for-sale securities	7	-	7	nm	246	-	246	nm
Loss or writedown of other real estate	(69)	-	(69)	nm	(69)	-	(69)	nm
Other income and fees	42	30	12	40%	112	87	25	29%
Total non-interest income	$326	$308	$18	6%	$1,025	$602	$423	70%

nm - not meaningful

The majority of the service charge income shown in the table relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have low or no monthly fees.  Management is currently reviewing its service charge strategy to determine if increases would be appropriate at this time for certain products or levels of activity.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $138 thousand, or 8%, for the three months ended September 30, 2009, as compared to the third quarter of 2008.  For the first nine months of 2009, non-interest expenses were up $694 thousand, or 13%, over the same period in 2008.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	$ Amount		Change			$ Amount		Change
	2009	2008		$	%	2009	2008		$	%
Salaries and employee benefits	$886	$905	$(19)		-2%	$2,779	$2,789	$(10)		0%
Occupancy expenses	196	144	52		36%	528	423	105		25%
Furniture and equipment	103	119	(16)		-13%	340	334	6		2%
Data processing	187	135	52		39%	566	398	168		42%
Professional fees	117	144	(27)		-19%	382	317	65		21%
Marketing and business development	36	63	(27)		-43%	106	153	(47)		-31%
Office supplies and expenses	57	51	6		12%	193	165	28		17%
Insurance and regulatory assessments	164	53	111		209%	462	154	308		200%
Loan and lease expenses	38	32	6		19%	104	78	26		33%
Provision for unfunded loan commitments	-	-	-	nm		35	15	20		133%
Other	117	117	-		0%	430	405	25		6%
Total non-interest expense	$1,901	$1,763	$138		8%	$5,925	$5,231	$694		13%

nm = not meaningful

The increase in non-interest expense was principally due to material increases in FDIC insurance assessments (FDIC insurance increased $93 thousand for the third quarter of 2009 vs. 2008, and $284 thousand for the nine months), the cost of outsourcing Information Technology management ($46 thousand for the third quarter and $150 thousand for the nine months—included in data processing expense), and professional fees (down $27 thousand for the third quarter but up $65 thousand for the nine months).  The increase in professional fees is related to problem loan resolution.  Insurance and regulatory assessments for the first nine months of 2009 include a $97 thousand special FDIC assessment.

Salaries and benefits have been essentially flat, despite the increased staff for the Santa Maria branch office, which opened in December 2008.  For the third quarter, the Santa Maria branch added $82 thousand in salaries and benefits expense, as compared to the third quarter of 2008.  For the nine months, the additional salaries and benefits totaled $221 thousand.  In all, Santa Maria represents increased non-interest expenses of $162 thousand for the third quarter and $460 thousand for the nine months.

Income Taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2009, as compared with a $1.065 million tax benefit for the same period in 2008.  For the first half of 2009 the Company recognized a $511 thousand benefit representing a reduction in the Bank’s deferred tax valuation allowance, which was first established in 2008.  In conjunction with the filing of its 2008 income tax return in the third quarter of 2009, management reassessed its net operating loss carry-back potential and the probability of realizing those deferred tax assets.  As a result of that reassessment, the deferred tax valuation allowance was restored to its December 31, 2008 level, and the $511 thousand tax benefit recognized earlier in 2009 was reversed in the third quarter.  The effective tax rate (income tax benefit as a percentage of pre-tax loss) for the first nine months of 2009 was 0.0%, as compared with 44.52% for the same period in 2008.

Balance Sheet Analysis

At September 30, 2009, consolidated assets totaled $215.5 million, as compared with $215.5 million at December 31, 2008, and $218.8 million at the end of 2008’s third quarter.  This represents a decrease of $3.3 million (2%) over the past twelve months.  Total loans decreased $8.5 million (6%) over that period, while deposits increased $17.6 million (12%) and shareholders’ equity increased $5.2 million (28%).  The growth in shareholders’ equity was the result of a private placement of common stock in December 2008 for a total of $3.8 million, and the issuance in January 2009 of $5.1 million of preferred stock to the United States Department of the Treasury under the Capital Purchase Program of the TARP.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	September 30, 2009			June 30, 2009			March 31, 2009			December 31, 2008			September 30, 2008
		$	%		$	%		$	%		$	%		$	%
Total Assets	$(4,311)		-7.8%	$(6,298)		-11.2%	$10,642		20.0%	$(3,260)		-5.9%	$32,699		69.9%
Earning Assets	(2,821)		-5.4%	(8,757)		-16.4%	14,967		30.4%	(4,825)		-9.4%	29,791		67.8%
Loans	(8,600)		-22.5%	(2,903)		-7.5%	1,035		2.7%	1,956		5.1%	2,913		7.8%
Deposits	7,138		17.6%	(407)		-1.0%	16,288		45.6%	(5,389)		-14.3%	24,013		75.7%
Borrowings	(10,744)		-141.9%	(5,256)		-59.7%	(10,400)		-92.3%	-		0.0%	8,500		90.9%
Shareholders' Equity	(900)		-14.5%	(876)		-13.7%	5,054		99.9%	1,904		40.7%	94		2.0%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	September 30, 2009		December 31, 2008		September 30, 2008
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$21,458	15.0%	$24,454	16.0%	$26,847	17.7%
Agricultural	-	0.0%	-	0.0%	-	0.0%
Leases, net of unearned income	1,452	1.0%	1,491	1.0%	1,099	0.7%
Municipal loans	2,483	1.8%	2,729	1.8%	2,733	1.8%
Real estate	102,082	71.5%	98,049	63.9%	92,737	61.3%
Construction	12,158	8.5%	22,857	14.9%	24,342	16.1%
Consumer	3,210	2.2%	3,731	2.4%	3,597	2.4%
Total loans	$142,843	100.0%	$153,311	100.0%	$151,355	100.0%

The table shows a net decrease in loans outstanding over the first nine months of 2009.  Real estate loans, which are predominately commercial real estate loans, have increased but that increase has been more than offset by decreases in construction and commercial loans.  Of the total real estate and construction loans as of September 30, 2009, 72% are commercial mortgage loans, and 47% of those are owner-occupied properties.  Approximately 4% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $6.6 million at September 30, 2009, as compared to $3.6 million at December 31, 2008 and $3.6 million at September 30, 2008.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2009, December 31, 2008 and September 30, 2008:

Non-Performing Assets
(in thousands)	September 30	December 31	September 30
	2009	2008	2008
Loans in nonaccrual status	$6,637	$3,557	$3,609
Loans past due 90 days or more and accruing	910	265	-
Restructured loans	843	675	675
Total nonperforming loans	8,390	4,497	4,284
Foreclosed real estate	1,142	83	-
Total nonperforming assets	$9,532	$4,580	$4,284

Allowance for loan losses	$3,539	$3,942	$2,946

Asset quality ratios:
Non-performing assets to total assets	4.42%	2.13%	1.96%
Non-performing loans to total loans	5.87%	2.93%	2.83%
Allowance for loan losses to total loans	2.48%	2.57%	1.95%
Allowance for loan losses to total
non-performing loans	42%	88%	69%

The high level of non-performing loans over the past year has been due to the significant downturn in the economy and reduction in real estate collateral values in 2008 and 2009.  The $8.4 million of non-performing loans as of September 30, 2009, include $2.2 million of SBA loans, which are supported by $1.4 million of SBA loan guarantees.  The remaining $6.2 million of non-performing loans include $5.7 million of loans determined to be impaired under SFAS 114.  A determination of impairment under SFAS 114 is one of expected payment performance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans is estimated to be $648 thousand, and that amount has been provided in the allowance for loan and lease losses.

Potential Problem Loans

At September 30, 2009, the Bank had approximately $20.4 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $2.8 million increase from the $17.6 million of potential problem loans at December 31, 2008.  The $20.4 million of potential problem loans are supported by $440 thousand of SBA loan guarantees and $18.2 million are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of September 30, 2009, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2009 totaled $3.5 million, a decrease of $433 thousand from December 31, 2008.  The ratio of ALLL to total loans at September 30, 2009, was 2.48%, as compared with 2.57% at December 31, 2008, and 1.95% at September 30, 2008.  At September 30, 2009 and 2008, the ratio of ALLL to total non-performing loans was 42% and 69%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and nine-month periods ended September 30, 2009 and 2008:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$3,474	$2,986	$3,942	$1,150
Provision for loan losses	875	-	1,556	2,545
Loans charged off	(820)	(47)	(1,993)	(768)
Recoveries of previous charge-offs	10	7	34	19
Net recoveries (charge-offs)	(810)	(40)	(1,959)	(749)
Balance at end of period	$3,539	$2,946	$3,539	$2,946

Allowance for loan losses as a percentage of:
Period end loans	2.48%	1.95%	2.48%	1.95%
Non-performing loans	42%	69%	42%	69%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	2.18%	0.11%	1.73%	0.72%
Provision for loan losses	2.35%	0.00%	1.37%	2.44%

Loans, or portions of loans, charged off in the third quarter of 2009 included one non-owner-occupied commercial lot loan ($217 thousand), seven non-owner-occupied residential lot loans (total of $336 thousand), three small commercial loans secured by non-real-estate assets (total of $110 thousand), one unsecured commercial loan ($100 thousand), one consumer loan secured by non-real-estate assets ($20 thousand) and one residential real estate loan ($14 thousand).  Charge-offs in the first nine months of 2009 also included one construction loan for a mini-storage facility ($498 thousand), two owner-occupied commercial real estate loans (total of $207 thousand), one home equity loan ($115 thousand) primarily due to declining property values, one non-owner-occupied residential lot loan ($59 thousand), the balance remaining upon payoff of one construction loan for a multi-family residential project ($68 thousand), and several small commercial loans secured by non-real-estate assets (total of $218 thousand).  For the first nine months of 2008, loan charge-offs included seven non-real-estate secured commercial loans totaling $755 thousand.

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the volume and type of lending conducted, the amount of identified potential loss associated with specific nonperforming loans, collateral values, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

As mentioned in the Asset Quality section above, although non-performing loans have increased in 2009, the $8.4 million of non-performing loans as of September 30, 2009, include $1.4 million of SBA loan guarantees.  The remaining $6.2 million of unguaranteed non-performing loans include $5.7 million of loans determined to be impaired under SFAS 114.  A determination of impairment under SFAS 114 is one of expected payment performance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the extent of potential loss on those impaired loans is estimated to be $648 thousand, and that amount has been provided in the allowance for loan and lease losses.

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2009, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2009, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

Investments

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with interest payments, which have been received to date on a regular basis, being credited to the reserve.  As of September 30, 2009, the book value of the security was $14 thousand ($304 thousand amortized cost less the loss reserve, which totals $290 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired asset-backed security referred to above, all securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (38%), fixed-rate mortgage-backed securities (35%), floating-rate mortgage-backed securities (7%), fixed-rate tax-exempt municipal securities (7%), floating-rate corporate debt securities (7%) and fixed-rate CMO’s (6%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 2.5 years, with a duration of 2.3 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $167.8 million as of September 30, 2009, as compared with $144.8 million at December 31, 2008, and $150.2 million at September 30, 2008.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first nine months of 2009 and 2008.

The Bank is one of only two banks in San Luis Obispo county participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety with yield often a secondary concern.  As of September 30, 2009, the Bank had issued $45.5 million of certificates of deposit to local customers through the CDARS program, up from $16.2 million as of September 30, 2008.

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

On October 14, 2008, the FDIC announced another temporary program (until December 31, 2009) to provide full FDIC insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount.  Management and the board of directors evaluated the additional cost of this optional insurance program and determined that it would be in the Bank’s best interests to provide this coverage to its depositors.  On August 26, 2009, the FDIC extended the unlimited insurance coverage for non-interest bearing accounts through June 30, 2010, for institutions that chose to remain in program by November 2, 2009, and the Bank opted to remain in the program.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed funds from the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.  Although the Bank expects to continue to have borrowings from the FHLB, the Bank has paid down those borrowings by $26.4 million in the first nine months of 2009.  Management plans to continue to reduce its FHLB borrowings in the fourth quarter of 2009.

As of September 30, 2009, borrowings from the FHLB totaled $19.3 million, with a weighted average interest rate of 4.25%.  Of the $19.3 million, $ 13.3 million matures during the fourth quarter of 2009 and bears interest at an average rate of 3.91%.  Another $3.0 million (at 5.13%) matures in the second quarter of 2010 and the remaining $3.0 million (at 4.89%) matures in the fourth quarter of 2013.

Capital

Total shareholders’ equity has increased $4.8 million, or 26%, over the past twelve months.  The growth in shareholders’ equity was the result of 1) a private placement on December 2, 2008 of 225,026 shares of common stock sold to the Carpenter Community BancFund-A, L.P. at a price of $17.10 per share, for aggregate gross proceeds to the Company of $3.8 million, and 2) the issuance on January 9, 2009, of 5,116 shares of a Series D Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury at $1,000 per share.  The preferred stock issue is part of the Capital Purchase Program of the TARP.  The Company invested a total of $8.1 million from these two capital transactions in Mission Community Bank as Tier 1 capital.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2009, December 31, 2008, and September 30, 2008:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)	$26,373	16.29%	$16,192	10.0%	$12,954	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$24,329	15.03%	$9,715	6.0%	$6,477	4.0%
Tier 1 Capital (to Average Assets)	$24,329	11.31%	$10,754	5.0%	$8,604	4.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)	$22,601	13.25%	$17,056	10.0%	$13,644	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,458	11.99%	$10,233	6.0%	$6,822	4.0%
Tier 1 Capital (to Average Assets)	$20,458	10.35%	$9,886	5.0%	$7,909	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its potential impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $20.5 million in cash and cash equivalents on September 30, 2009, as compared with $17.7 million as of December 31, 2008 and $28.0 million on September 30, 2008.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  For the month of June 2009, the Bank’s loans-to-deposits ratio was 83%.  The sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 33% as of September 30, 2009.

One of the Bank’s off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of September 30, 2009, the Bank had outstanding borrowings from the FHLB totaling $19.3 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of September 30, 2009, an additional $22.0 million could be borrowed from the FHLB if needed.  The Bank has been reducing its FHLB borrowings as they have matured over the past several months, and it expects to continue to do so in 2009 and 2010.  However, FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.

The Bank also has access to the Federal Reserve Bank of San Francisco’s (“FRB-SF”) “Discount Window” for additional secured borrowing should the need arise.  As of September 30, 2009, the Bank had pledged $29.8 million of its loan portfolio to the FRB-SF, which provided the Bank with $16.3 million in additional short-term borrowing capacity.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	September 30	December 31	September 30
	2009	2008	2008
Commitments to Extend Credit	$18,372	$28,427	$31,666
Standby Letters of Credit	329	304	294
	$18,701	$28,731	$31,960

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of September 30, 2009, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

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

While the national economy appears to have begun a recovery phase, the recovery still appears fragile at this stage, and largely reliant on federal stimulus.  After a 20-consecutive-month downward trend, the Index of Leading Indicators has turned positive for the past six consecutive months (thru September), increasing 1.0% in July, 0.4% in August and another 1.0% in September.  The Index of Coincident Indicators turned positive in July (0.1%) and August (0.1%), but was unchanged in September—a reflection that the recovery is still weak at this stage.

Most economic forecasts predict further increases in the national unemployment rate—typically a lagging economic indicator, topping out several months after the recovery has begun.  California’s statewide unemployment rate stands at 12.2% as of September 2009, significantly above the national average of 9.8% for September and 10.2% for October.  For San Luis Obispo and Santa Barbara Counties, unemployment has trended upward over the past twelve months to stand at 9.0% and 8.5%, respectively.  However, these continue to be some of the lowest unemployment rates in the state.  After several years of strong appreciation, local real estate values began to decline in 2007, as residential and commercial sale activity slowed, and have continued to decline, although at a slower rate in recent months.  There can be no assurance that the economy will not deteriorate further or that real estate values will return to pre-2007 levels in the short term or at all.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

The EESA gave the U.S. Treasury the authority to, among other things; invest in preferred stock of financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  There can be no assurance, however, as to the ultimate impact the EESA will have on the financial markets.  Although the extreme level of volatility experienced in the fourth quarter of 2008 has abated to a large extent and credit availability, while still limited, appears to be improving, if the EESA fails to achieve its goal to help stabilize the financial markets or if financial market conditions worsen, the Company’s financial condition or results of operations could be materially and adversely affected.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended September 30, 2009.

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

None.

Item 6.                         Exhibits

Exhibit Index:
Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Bylaws, as amended (B),(S)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
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
Exhibit #
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
(A) Included in the Company’s Form 8-K filed on December 18, 2000
(B) Included in the Company’s Form 10-KSB filed on April 2, 2001
(C) Included in the Company’s Form 10-QSB filed August 12, 2002
(D) Included in the Company’s Form 10-QSB filed on November 12, 2002
(E) Included in the Company’s Form 8-K filed on October 21, 2003
(F) Included in the Company’s Form 10-QSB filed on August 10, 2004
(G) Included in the Company’s Form 8-K filed on January 19, 2005
(H) Included in the Company’s Form 8-K filed on February 17, 2005
(I) Included in the Company’s Form 10-QSB filed on August 14, 2006
(J) Included in the Company’s Form 8-K filed on June 13, 2007
(K) Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007
(L) Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(M) Included in the Company’s Form 8-K filed on August 14, 2007
(N) Included in the Company’s Form 8-K filed on October 23, 2007
(O) Included in the Company’s Form 10-KSB filed on March 28, 2008
(P) Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)Included in the Company’s Form 8-K filed on December 30, 2008
(R)Included in the Company’s Form 8-K filed on January 14, 2009
(S)Included in the Company’s Form 10-Q filed on August 14, 2009

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:  November 14, 2009

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  November 14, 2009