Form 10-K
period 2009-12-31
MISSION COMMUNITY BANCORP
filed 2010-04-15
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California                                                                                                                                                        77-0559736
State or other jurisdiction of incorporation or organization                                                                                  I.R.S. Employer Identification No.

 3380 S. Higuera St., San Luis Obispo, California  93401                                                                                                  (805) 782-5000
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐  (This requirement is not yet applicable to registrant)

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $6,229,966.

As of March 25, 2010, the Registrant had 1,345,602 shares of Common Stock outstanding.
[Missing Graphic Reference]
Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 10-14.

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

Mission Community Bancorp
Form 10-K
December 31, 2009

Part I

Item 1.	Description of Business

Item 1A.	Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Reserved

Part II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis

Item 8.	Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Changes of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9AT.	Controls and Procedures

Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accountant Fees and Services

Item 15.	Exhibits

Signatures

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

As of December 31, 2009, the Company had approximately $193 million in total assets and $19 million in shareholders’ equity.

On October 14, 2003, Bancorp formed Mission Community Capital Trust I in order to complete a trust preferred security transaction and raised approximately $3,000,000 in long-term borrowings that qualifies as regulatory capital.

On January 9, 2009, the Company issued to the United States Department of the Treasury (“Treasury Department”) 5,116 shares of Mission Community Bancorp Series D Fixed Rate Perpetual Preferred Stock (the “Series D Preferred Stock”), having a liquidation amount per share equal to $1,000 for a total price of $5,116,000.  The Preferred Stock was issued pursuant to the Treasury Department’s Capital Purchase Program under the Troubled Asset Relief Program (“TARP”).  See also Note K to the Notes to Consolidated Financial Statements.

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

With its status as a CDFI, Bancorp completed the private placement of $500,000 in preferred stock during December 2000 with the CDFI Fund.  Bancorp also was awarded a second $500,000 Core Award in 2001 from the CDFI Fund, which was funded in December 2002 in the form of preferred stock.  This was matched with a combination of preferred and common shares through an investment of $500,000 from the National Community Investment Fund (“NCIF”).  Due to the Company’s recent entry into a Securities Purchase Agreement to sell a significant amount of its issued and outstanding shares to an existing principal shareholder, which principal shareholder would not itself qualify as a CDFI, it is possible that the Company and the Bank may not qualify as a CDFI in the future.  See “Recent Developments,” below and “Item 1A—Risk Factors—If the Company or the Bank were to lose its status as a Community Development Financial Institution, its ability to carry out certain portions of its business plan would be adversely affected.”

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

At December 31, 2009, the Bank, on a stand-alone basis, had approximately $192.7 million in assets, $136.4 million in loans, $164.6 million in deposits, and $20.6 million in stockholders’ equity.

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

At December 31, 2009, MCDC had approximately $5,000 in net loans and $144,000 in shareholder’s equity, and provides loan accounting services for a very small pool of community development micro loans which have been funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing within the county.  Loans serviced by MCDC as of December 31, 2009, totaled approximately $1,367,000.

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-K.  MCSC’s primary focus is to provide technical assistance and training services to the community, including small business, minority and low-income entrepreneurs.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  Over the five-year period ended December 31, 2009, Bancorp has provided $205 thousand in cash contributions and $64 thousand in in-kind (non-cash) contributions to MCSC.

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

The areas in which the Bank has directed virtually all of its lending activities are commercial loans (including government-guaranteed and agricultural loans), real estate loans, construction loans, consumer loans and lease financing  As of December 31, 2009, these five categories accounted for approximately 14.9%, 71.1%, 9.2%, 1.3%, and 1.0% respectively, of the Bank’s gross loan portfolio.  As of that date, $109.5 million, or 80.3%, of the Bank’s loans consisted of real estate loans, for single family residences or for commercial development, and interim construction loans.  This represents an $11.4 million decrease in real estate and construction loans from the prior year’s combined total of $120.9 million.  In percentage terms, however, real estate and construction loans increased from 78.9% to 80.3% of the loan portfolio.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $52.2 million, or 38.3% of total loans.  See Loan Concentrations in Management’s Discussion and Analysis under Item 7 of Part II of this report.

As of December 31, 2009, the Bank had 5,068 deposit accounts, including 2,927 demand accounts (both non-interest-bearing and interest-bearing, including NOW and money market deposit accounts) totaling $57.2 million; 1,152 savings accounts with balances totaling $21.6 million; and 989 time certificates of deposit totaling $85.0 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold and deposits in other banks, gain on sales of loans, service charges on deposit accounts and gain on sales of securities.  For the year ended December 31, 2009, these sources comprised 76.7%, 12.1%, 3.3%, 2.9%, and 2.1%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo county and northern Santa Barbara county, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, and Fresno.

The Bank operates out of four full service offices (in the cities of San Luis Obispo, Paso Robles, Arroyo Grande and Santa Maria) plus an administrative and loan production facility, which is located in the city of San Luis Obispo.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.  Physical expansion into the neighboring counties would most likely come from acquisitions or in the form of loan production offices although there are no immediate plans for acquisitions or loan production offices.

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

Since 2007, the Bank has extended its use of Internet technology as a distribution tool to improve its customer service by making available a “remote capture” deposit product, as well as enhanced Internet Banking, electronic Bill-Pay and ACH origination.

During 2006 the Bank began to capitalize on its status as one of only four banks in its primary service area participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their certificates of deposit at the Bank and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  While the Bank continues to focus its extension of CDARS to client relationships in its local market area who are seeking additional FDIC insurance coverage, its participation in the CDARS program also permits it to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits would be considered to be brokered deposits.  When the Bank has excess funds, the CDARS program enables the Bank to place those funds in CD’s with CDARS network banks (known as the “One-Way Sell” program), which generally results in a higher yield than if those funds were invested in Federal Funds.

Status of and Publicly Announced New Products or Services

In an effort to reach out to the community to share sound money management practices and habits to the target market of low-income and under-banked individuals, the Bank has formed a Financial Education team of bank employees.  A series of training workshops covering the fundamentals of banking and financial services have been developed in English and Spanish.  The Bank expects to increase its focus on profitable financial services for the un- and under-banked customers in its market area, but does not expect these services will be a material percentage of its deposit activities.

The Bank plans to create a new division at Mission Community Bank: the “Hispanic Banking Division,” staffed with employees who are bilingual in English and Spanish.  The new division would be dedicated to working closely in the Hispanic communities it serves, including Santa Maria.  The division will offer specifically designed deposit and loan products and services benefiting the Hispanic community.

In 2009 the Bank received from the Bank Enterprise Award program of the Department of the Treasury the remaining $81 thousand portion of a 2008 grant, which was based on lending activity of the Bank in 2008.  That grant was recognized in non-interest income in 2009.

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

The Bank’s primary service area consists of the county of San Luis Obispo and northern Santa Barbara county.    As in most major U.S. cities, large banks compete in our service area.  However, rather than these large financial institutions, community banks are more prominent in our market.  As such, we believe our primary competitors for individuals and small and medium-sized business customers are the community banks, which can provide the service and responsiveness attractive to this customer base.

Within San Luis Obispo county and northern Santa Barbara county, and based on data from the FDIC as of June 30, 2009, there were 20 banks with 107 branches with aggregate deposits of $6.5 billion.  The Bank’s deposits represent a 2.5% share of this market.  Of the 20 banks, 10 were community banks (banks with less than $1 billion in assets), with 7 of these banks headquartered in San Luis Obispo county and 3 headquartered in Santa Barbara county.  There were also 7 credit unions operating in San Luis Obispo and northern Santa Barbara Counties.  Three of those credit unions are headquartered in the Bank’s target market area.

Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one individual borrower (in the aggregate).  It has in its portfolio approximately 540 loans to approximately 415 loan customers.  As of December 31, 2009, the Bank’s legal lending limit to a single borrower, and such borrower’s related parties, was approximately $6.5 million on a secured basis, and was $3.9 million for unsecured loans, based on regulatory capital plus reserves of approximately $26.1 million.

The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 426 deposit accounts holding $101.5 million in deposits as of December 31, 2009.  Included in those totals are 15 customers with deposits of $1 million or more totaling $56.9 million, with one local customer relationship representing 18% of the Bank’s total deposits as of December 31, 2009.  Management works with large depositors to “ladder out” certificate of deposit maturities in order to both minimize liquidity risk for the Bank and provide a better return for the customer on their deposited funds.  These large deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.  Also included in the totals above are 18 non-interest-bearing transaction accounts, of which $17.0 million exceeds the normal FDIC insurance limit, but which are subject to unlimited FDIC insurance coverage under the Temporary Liquidity Guarantee Program (“TLGP”) through June 30, 2010, and the expiration of that program may result in the loss of a portion of those deposits.  The Bank has a contingency funding plan in place to address any potential loss of these deposits.  On April 13, 2010, the FDIC announced an extension of the TLGP through December 31, 2010, for institutions that do not opt out by April 30, 2010.  At this time the Bank has not made a decision as to whether it will continue in the TLGP after June 30, 2010.

The Bank’s business does not appear to be seasonal.

Recent Developments

On December 22, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Carpenter Fund Manager GP, LLC, (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P. (the “Investors”).  The Manager was an existing principal shareholder of the Company prior to its entry into the Agreement.  Pursuant to the Agreement the Manager has agreed to cause the Investors to purchase an aggregate of 3,040,000 shares of the Company’s authorized but unissued common stock, with each share of common stock paired with a warrant to purchase one additional share of common stock.  Each “unit” of one common share and one warrant would be purchased for $5.00.  The warrants are exercisable for a term of ten years from issuance at an exercise price of $5.00 per share and contain customary anti-dilution provisions.  The Company entered into the Agreement in order to take advantage of the Manager’s investment and strategic counsel and to assist in further strengthening the capital position of the Bank during the current period of significant economic uncertainty.

The Agreement contemplates that the Units will be purchased in two separate closings.  At the first closing the Investors will purchase an aggregate of 2,000,000 shares of Common Stock, paired with warrants to purchase 2,000,000 shares of Common Stock, for an aggregate purchase price of $10 million.  At the second closing, the Investors will purchase an aggregate of 1,040,000 shares of Common Stock, paired with warrants to purchase 1,040,000 shares of Common Stock, for an aggregate purchase price of $5,200,000.  The second closing is contingent upon the approval of the Company and the Manager of the Company’s redemption of the TARP Preferred Stock (Series D), as well as the receipt of all regulatory and other approvals required with respect to a redemption of the TARP Preferred Stock.  The Agreement further provides that the Company will conduct a rights offering to its existing shareholders following the initial closing pursuant to which each shareholder will be offered the right to purchase additional shares of common stock, paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  The warrants issuable in the rights offering will also be for a term of 10 years and will be exercisable at a price of $5.00 per share.

The sale of the units is subject to receipt of all required regulatory approvals and the closings are subject to other customary conditions.

On March 17, 2010 the Company and the Manager entered into an amendment to the Agreement, extending the date by which the initial closing must occur to May 30, 2010.  The closing date was amended in order to allow for adequate time for receipt of all required regulatory approvals to close the transaction.  Further, it is anticipated that the rights offering will now occur in the second quarter of 2010, or as soon thereafter as practicable, following the initial closing under the Securities Purchase Agreement.

Upon the initial closing under the Securities Purchase Agreement, it is likely that each of the Company and the Bank will no longer be eligible as a CDFI since in order to maintain such status, any bank holding company which owns more than 25% of the voting shares or otherwise controls through a majority of directors of a company or bank with CDFI status must itself be a CDFI.  The Manager is not a CDFI and does not intend to become a CDFI.  The Company and the Bank have approached the U.S. Treasury with various alternatives which might be possible to enable the Bank and the Company to retain their respective CDFI status, but there can be no assurance that any of these alternatives will be acceptable to the U.S. Treasury.

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company.  The Securities Purchase Agreement referred to above is subject to such approval under the Bank Holding Company Act.

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

Regulation of Mission Community Bank

As a California state-chartered bank, the Bank is subject to regulation, supervision and examination by the California Department of Financial Institutions.  It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the related regulations promulgated by the Board of Governors of the Federal Reserve System.  In addition, the deposits of the Bank are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum of $250,000 per depositor, and potentially higher limits with respect to certain retirement accounts, until December 31, 2013.  It is currently anticipated that, with the exception of retirement accounts, the limits will return to a maximum of $100,000 per depositor after that date if the provisions increasing deposit insurance coverage under the Emergency Economic Stabilization Act of 2008 are not extended.  Beginning December 5, 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (“TLGP”), which provides, through June 30, 2010, an unlimited guarantee of funds in noninterest-bearing transaction accounts (including NOW accounts restricted during the guarantee period to interest rates of 0.50% or less).  [On April 13, 2010, the FDIC announced an extension of the TLGP through December 31, 2010, for institutions that do not opt out by April 30, 2010.  At this time the Bank has not made a decision as to whether it will continue in the TLGP after June 30, 2010.]  For deposit insurance protection, the Bank pays a quarterly assessment, and occasional mandated special assessments, to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.  The regulations of those agencies will govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

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

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with very low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2009 and December 31, 2008, the Bank’s Total Risk-Based Capital Ratio was 14.5% and 13.3%, respectively, and its Tier 1 Risk-Based Capital Ratio was 13.2% and 12.0%, respectively.

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

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant.   The Bank’s Leverage Capital Ratio was 9.83% as of December 31, 2009 and 9.5% at December 31, 2008.  See also Note O to the Consolidated Financial Statements for additional information regarding regulatory capital.

In 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier I capital of bank holding companies.  However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier I capital would be limited to 25 percent of Tier I capital elements, net of goodwill

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Capital Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Capital Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Capital Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Capital Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA.  Under the EESA, the Treasury Department

was given the authority, among other authorizations, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”).  The purpose of the TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

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
•
The Treasury Department receives warrants equal to 15 percent of the Treasury Department’s total investment in the participating institution (provided, however, that the Company was not required to issue any warrants due to its status as a Community Development Financial Institution); and

•	The participating institution’s executives must agree to certain compensation restrictions, and restrictions on the amount of executive compensation that is tax deductible.
•	The Company elected to participate in the TARP CPP and in January 2009 issued $5.1 million worth of preferred stock to the Treasury Department pursuant to this program. See “The Company” above.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions.  The Company is not participating in the senior unsecured debt of the TLGP. The Company is currently participating in the guarantee program, which fully guarantees non-interest bearing transaction deposit accounts of any amount, which program is scheduled to continue through June 30, 2010. For non-interest bearing transaction deposit accounts, a 10 basis point annual FDIC insurance premium surcharge is being applied to deposit amounts in excess of $250,000.  [On April 13, 2010, the FDIC announced an extension of the TLGP through December 31, 2010, for institutions that do not opt out by April 30, 2010.  At this time the Bank has not made a decision as to whether it will continue in the TLGP after June 30, 2010.]

On February 3, 2010, the Treasury Department announced a new Capital Initiative Program limited to CDFI’s.  The Community Development Capital Initiative (“CDCI”), provides that CDFI banks and thrifts would be eligible to receive investments of capital—up to 5% of risk-weighted assets—with an initial dividend rate of 2 percent, compared to the 5% rate offered under the Capital Purchase Program.  To encourage repayment while recognizing the unique circumstances facing CDFIs, the dividend rate will increase to 9 percent after eight years, compared to five years under CPP.  CDFI’s that participated in CPP, such as the Company, and are in good standing will be eligible to exchange those investments into this program.  The Company has submitted an application with the Treasury Department to exchange its Series D preferred stock for preferred stock that would be issued under the CDCI program.  It is not yet known whether the Company’s application will be accepted by the Treasury.

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

Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose to the insurance fund. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments on the Bank’s deposits of 7 cents per $100 of domestic deposits for 2007.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15% within five years.  On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter of 2009.  On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15% from five to seven years (Amended Restoration Plan).  In May 2009, Congress amended the statutory provision governing establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15%, absent extraordinary circumstances.  On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  The Bank paid $97 thousand for its special assessment, which was collected in September 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.

•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

•
The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010.  The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15% within the Amended Restoration Plan period of eight years.

•
The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF.  The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

In addition, banks must pay an amount which fluctuates but is currently 0.265 cents per $100 of insured deposits per quarter, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2013.  In addition, pursuant to the guarantee program for non-interest bearing transaction deposit accounts under the TLGP in which the Bank has elected to participate, which provides a temporary unlimited guarantee of funds in non-interest bearing accounts, as defined, a 10 basis point annual rate surcharge is being applied to deposit amounts in excess of $250,000.   As of December 31, 2009, the Bank had approximately $17.0 million in non-interest bearing accounts exceeding $250,000.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities.  The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The Community Reinvestment Act further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank's compliance with its Community Reinvestment Act obligations, the regulators utilize a performance-based evaluation system which bases Community Reinvestment Act ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of Community Reinvestment Act performance, the agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received an “outstanding” rating in its last completed Community Reinvestment Act examination in 2005.  The results of the most recent examination in January 2010 are not yet known.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act”, which became effective in 2000, imposed new requirements on financial institutions with respect to consumer privacy.  The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information.  Bancorp and Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

The Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated a rule entitled “Electronic Fund Transfers”, with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010.  The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions.  The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.  The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.  Since none of the Company’s service charges on deposits are in the form of overdraft fees on ATM or point-of-sale transactions, this would not have an adverse impact on our non-interest income.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in October 2001 in response to the terrorist attacks on September 11, 2001.  The Patriot Act was intended to strengthen United States law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts.  The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

•
a requirement that the company’s independent accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (this requirement is currently proposed to become effective for entities like the Company, which is not an accelerated SEC filer, for our first fiscal year ending on or after June 15, 2010);

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

Employees

As of December 31, 2009 the Bank had a total of 56 employees.  Neither Bancorp nor MCDC had salaried employees; Bancorp’s officers all hold similar positions at the Bank.  The Bank, under inter-company arrangements, may charge Bancorp and/or MCDC for management, staff, and services.  For 2009, the Bank charged Bancorp a total of $202,000 for services performed on its behalf by Bank employees.

Reports to Security Holders.

Annual Report

An annual report to security holders including audited financial statements is sent each year by the Company.

Certain reports are filed by the Company with the Securities Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.   The SEC maintains an Internet site (www.sec.gov/edgar.shtml) that contains reports and other information statements that the Company files electronically via the SEC’s EDGAR system, and which may be viewed on the site.  The public may also request public documents by calling the SEC at 202-551-8090.

Reports filed with the SEC by the Company may also be viewed on the Company’s Internet site (www.missioncommunitybank.com) on the “About Us / Investor Information” page.

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

In December 2007, the United States entered a recession.  Negative developments in the latter half of 2007 and in 2008 in the financial services industry resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued into 2009.  Business activity across a wide range of industries and regions was greatly reduced and local governments and many businesses found themselves in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment also increased significantly.

Since mid-2007, and particularly during the second half of 2008 and continuing through 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets were characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but later in companies in a number of other industries and in the broader markets.

Market conditions also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $245 billion in the equity of banking organizations, but asset values continued to decline and access to liquidity remains limited for weakened institutions.

As a result of these financial and economic crises, many lending institutions, including the Company, have experienced declines in the performance of their loans.  Total nonperforming loans, including troubled debt restructurings, increased to $6.7 million as of December 31, 2009, from $4.5 million as of December 31, 2008, and $2.1 million as of December 31, 2007.  This represents 4.93%, 2.93% and 1.63%, respectively, of total loans. Total nonperforming loans, net of SBA guarantees, were $5.6 million as of December 31, 2009, as compared with $3.1 million as of December 31, 2008, and $1.8 million as of December 31, 2007.

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

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to the current downturn in the California real estate market and other variables impacting the value of real estate

A substantial portion of the Bank’s assets consist of real estate loans (including construction loans) which are generally secured by real estate in the Central Coast of California.  At December 31, 2009, approximately $109 million or 80% of the Bank’s loans were real estate and construction loans, and at December 31, 2008, approximately $121 million or 79% of its loans were real estate and construction loans. A prolonged and deepening of the current real estate contraction in the Central Coast of California could increase the level of non-performing assets and adversely affect results of operations. During 2008 and 2009, the real estate market in the Central Coast of California deteriorated significantly, as evidenced by declining prices, reduced transaction volume, decreased rents and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans.  The Company had nonperforming commercial real estate and construction loans of $2.7 million and $2.0 million, respectively, as of December 31 2009, compared to $1.6 million and $1.6 million respectively, as of December 31, 2008.  If this real estate trend in the Company’s market areas continues or worsens, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material impact on the Company’s financial condition and results of operations.

In addition, banking regulators are now giving commercial real estate loans greater scrutiny, due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans.  The regulators have required banks with higher levels of commercial real estate loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses.  Expectations for higher capital levels have also materialized.

Our provision for loan losses and net loan charge-offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2009, we recorded a provision for loan losses and net loan charge-offs of $4.6 million and $3.5 million, respectively, compared to $4.2 million and $1.5 million for the same periods in 2008.  We are experiencing elevated levels of loan delinquencies and credit losses.  At December 31, 2009, our total non-performing assets, including foreclosed real estate, had increased to $8.4 million compared to $4.6 million at December 31, 2008.   If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we will continue to experience higher than normal delinquencies and credit losses, and if the recession is prolonged, we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Our use of appraisals in deciding whether to make a loan on, or secured by, real property does not ensure the value of the real property collateral

In considering whether to make a loan secured by real property, we require a recent appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made.  If the appraisal does not reflect the amount adequate to cover the indebtedness in the event of sale or foreclosure, the loan may not be granted.

All of our lending involves underwriting risks, especially in a competitive lending market

At December 31, 2009, commercial real estate loans (excluding residential and farmland) and construction loans represented 64% of the Company’s total loan portfolio.  Real estate lending involves risk associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties.  Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates.  The Company’s dependence on commercial real estate loans increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.  The Company seeks to reduce risk of loss through underwriting and monitoring procedures.

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

The Bank has specific risks associated with Small Business Administration Loans

The Bank originated $5.8 million and $4.0 million in SBA loans in 2009 and 2008, respectively, and intends to increase its SBA loan origination in the future.  The Bank recognized $379,000 and $187,000, respectively, in 2009 and 2008 in gains recognized on secondary market sales of SBA loans.  The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans.  The federal government presently guarantees from 50% to 90% of the principal amount of each qualifying SBA loan, with most loans receiving a guarantee of at least 75%.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level.  Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA.  It is also possible that the federal government could reduce the amount of loans that it guarantees.  We believe that the SBA loan portfolio does not involve more than a normal risk of collectibility.  However, since the Bank has sold some of the guaranteed portions of the SBA loan portfolio, it incurs a pro rata credit risk on the non-guaranteed portion of the SBA loans since the Bank shares pro rata with the SBA in any recoveries.

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

If we are not successful in carrying out the new aspects of our business plan our profitability will be adversely affected

We have implemented a strategy to grow our general commercial banking activities and have implemented new initiatives in this regard, including increased emphasis on our business banking and business development activities, the creation of a new Hispanic Banking Division, the expansion of our physical presence into northern Santa Barbara County through a new branch office located in the city of Santa Maria, and a future branch expansion at our new South Higuera facility in San Luis Obispo.  If we are not successful in implementing any or all of these new aspects of our business plan, this would have a negative impact on our earnings.

If the Company or the Bank were to lose its status as a Community Development Financial Institution, its ability to carry out certain portions of its business plan would be adversely affected

Although the Bank’s primary focus is as a community bank engaged in the general commercial banking business, a portion of our business is augmented by our status as a Community Development Financial Institution.  That status increases the potential for receiving grants and awards that, in turn, enable us to increase the level of community development financial services that we provide in the communities we serve and to provide CRA credit for deposits and investments.

Upon the initial closing under the Securities Purchase Agreement with Manager currently anticipated to occur in the second quarter of 2010, it is likely that each of the Company and the Bank will lose its CDFI status.  See “Item 1—Business—Recent Developments.”  The Company and the Bank have approached the U.S. Treasury with various alternatives which might be possible to enable the Bank and the Company to retain their respective CDFI status, but there can be no assurance that any of these alternatives will be acceptable to the U.S. Treasury.  In addition to losing the benefits of CDFI status, including the ability to attract awards and grants, if the Company should lose its CDFI status, it may have to redeem its Series A and Series C preferred stock that were issued to the Community Development Financial Institution Fund and the Series B preferred stock that was issued to the National Community Investment Fund.  The cost of redeeming this preferred stock would be approximately $1.2 million.

In order to maintain our status as a certified Community Development Financial Institution 60% of our lending must meet Community Development Financial Institutions Fund requirements.  As our business has continued to expand, the proportion of our business which meets Community Development Financial Institutions Fund requirements has decreased, causing us to affirmatively expand our business into areas which will afford us an opportunity to provide more community development activities, such as our recent expansion to the city of Santa Maria in northern Santa Barbara county, and our proposed Hispanic Banking Division.  In 2009, 61% of the number of loans we made, and 79% of the dollar amount of the loans made, were in compliance with the Community Development Financial Institution Fund requirements.  If we are unsuccessful in expanding our community development activities, and if we are ultimately unable to maintain a sufficient portion of our business in Community Development Financial Institutions Fund qualifying business, we could lose our status as a Community Development Financial Institution as well as the benefits that go with that status.

Mission Community Bank is a community development bank which seeks to provide financial support and services by promoting community development and economic vitality.  Most community development banks are located in urban areas, with very few exclusively community-development banks in rural areas.  A significant portion of San Luis Obispo County is rural.  Because of our market area, we may have difficulty locating the types of community development projects that would likely attract awards and grants that might be conferred to other financial institutions in urban areas.  Although we intend to continue to apply for community development related grants awards in the future, as long as we continue to retain our CDFI status, there can be no assurance that we will receive any future grants or awards.

The availability of government grants and awards to community development financial institutions has declined in recent years, and there can be no assurance that the Company and the Bank will receive any grants or awards in the future

Grants and awards that we have received in the past with respect to our community development activities have strengthened our capital position and increased our profitability.  The Community Development Financial Institutions Fund and other similar programs are an important source of capital for community development banks such as us.  In 2009 the Bank received the remaining $81 thousand portion of a 2008 Bank Enterprise Award (“BEA”) from the CDFI Fund. The award was made under the Fiscal Year 2008 BEA program, which provides an incentive for any FDIC insured bank to annually increase the levels of financial services provided to economically distressed communities.  In 2007, 2004 and 2001 the Bank received similar BEA awards totaling $326,000, $1,241,000 and $990,000, respectively.  The Company received a technical assistance grant of $134,935 in 2005 to help offset any costs associated with providing services to the un- and under-banked in our market areas.  Although we intend to continue to apply for community development related grants and awards in the future, there can be no assurance that we will receive any future grants or awards.

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

If the Bank fails to retain its key employees, its growth and profitability could be adversely affected

Our future success depends in large part upon the continuing contributions of our key management personnel.  If we lose the services of one or more key employees within a short period of time, we could be adversely affected.  Our future success is also dependent upon our continuing ability to attract and retain highly qualified personnel.  Competition for such employees among financial institutions in California is intense.  Due to the lack of an experienced candidate pool in the San Luis Obispo area for the types of personnel we need to operate the Bank, we may be unable to quickly recruit new candidates to fill the positions of key personnel which we are unable to retain.  For example, the Bank operated without a Chief Credit Officer from July 2008 through August 2009.  Qualified employees demand competitive salaries which we may not be able to offer.  Also, the Company is a recipient of capital funding through the Treasury’s Troubled Asset Relief Program (“TARP”), and the recently-enacted American Recovery and Reinvestment Act of 2009 places significant constraints on executive compensation paid by recipients of TARP funds.  Any inability to attract and retain additional key personnel in the future could adversely affect us.  We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future.  However, we have entered into an employment agreement with Anita Robinson, the Company’s President and Chief Executive Officer, which continues until December 31, 2012, and an employment agreement with Brooks W. Wise, the Bank’s President, which continues until April 1, 2011.

The Company may be unable to manage future growth

We may encounter problems in managing our future planned growth.  In December 2008 we opened an additional “de novo” branch in Santa Maria, California.  We may open other branches and loan production offices in the future, including a planned full-service branch at 3380 S. Higuera Street in San Luis Obispo, though the Bank has not decided on an opening date for that branch.  In addition, we intend to investigate opportunities to invest in other financial institutions that would complement our existing business, as such opportunities may arise.  No assurance can be provided, however, that we will be able to identify additional locations to open additional branches or to identify a suitable acquisition target or consummate any such acquisition.  Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs.  Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

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

The Bank’s larger funding sources could strain the Bank’s liquidity resources if a substantial amount is withdrawn in a short period of time

The Bank has a mix of deposits which includes 15 customers with deposits of $1 million or more totaling $56.9 million, approximately $33.0 million of which has been placed into the CDARS program.  In addition, $6.0 million of the Bank’s funding sources is represented by borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”).  If a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB is reduced, and the Bank is unable to develop alternate funding sources, the Bank may have difficulty funding loans or meeting deposit withdrawal requirements.

Legislation enacted in 2008 and 2009 and the Company’s participation in the TARP Capital Purchase Program may increase costs and limit the Company’s ability to pursue business opportunities.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”), was intended to stabilize and provide liquidity to the U.S. financial markets.  Though EESA, the Stimulus Bill and other emergency measures had the desired effect of providing liquidity and stabilizing the financial markets, it is impossible to predict what longer-term impacts this legislation, the related regulations and other governmental programs will have on such markets.  A continuation or worsening of current financial market conditions could adversely affect the Company’s business, financial condition and results of operations.  The programs established or to be established under the EESA and the Troubled Asset Relief Program (“TARP”) have resulted in increased regulation of TARP Capital Purchase Program participants and may result in increased regulation of the industry in general.  Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

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

Finally, the Company will be prohibited from continuing to pay dividends on its common stock and other series of preferred stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury.  If for any reason the Company is unable to pay all required dividends on the TARP preferred stock, then the Company would be precluded from paying dividends on its common stock and other series of preferred stock.

The Company’s expenses have increased and may continue to increase as a result of increases in FDIC insurance premiums.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.

The FDIC currently has eight years to bring the reserve ratio back to the statutory minimum.  The FDIC expects insured institution failures to peak in 2010 which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.  As part of this plan, the FDIC imposed a special assessment in 2009.  See “Regulation and Supervision—Deposit Insurance,” above.  It is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures and a relatively large number of troubled banks, thereby adversely impacting the Company’s future earnings.

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

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s Downtown San Luis Obispo branch office is located.  For its administration offices, the Bank had been leasing, until December 2009, approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of $6,328 per month.  The lease expires on June 30, 2011.  A reserve has been set aside to either buy out the remainder of the lease or to apply to remaining lease payments.  Management is currently negotiating with the landlord on the termination of these leases.  The administration office was located next to the Bank’s main branch office.

In October 2007, the Bank executed a 15-year build-to-suit triple-net lease for a full-service branch and administrative office at South Higuera Street and Prado Road (3380 S. Higuera Street) in San Luis Obispo, California.  The Bank moved its Administrative and Business Banking Center employees into this new facility in December 2009.  The opening of a full-service branch at this location has been delayed at this time.  Currently the lease provides for lease payments of $37,999 per month.  The lease provides for two five-year renewal options.

The Bank also leases a branch office at 1226 Park Street, Paso Robles, California, at a cost of $4,995 per month.  The lease expires on July 31, 2013.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,091 per month, plus common area operating expenses.  The lease expires in December 2010 and provides for one five-year option period.

In March 2008, the Bank entered into a 5-year lease for an office building at 1670 South Broadway in Santa Maria, California, where the Bank opened a full-service branch office in December 2008.  The current rental cost is $8,939 per month.  The lease provides for two 5-year renewal options and an option to purchase the property for a specified amount during the last two months of 2010.

The Bank’s Business Banking Center facility at 3440 and 3480 S. Higuera Street, San Luis Obispo, was leased for a five-year period at a cost of $6,925 per month.  The lease expired on December 31, 2009 and the Bank vacated the premises, moving the Business Banking Center’s operations to the new main office at 3380 S. Higuera Street.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank was planning to build a new branch office to replace our existing branch office in Paso Robles.  An adjacent parcel was purchased in 2006.  The property is carried as other real estate owned in the consolidated balance sheet.   Management and the Board of Directors are evaluating the future plan for this site, which is either to sell or plan for a future branch office.

For the years ended December 31, 2009 and 2008, the Bank’s total occupancy costs were approximately $1,002,000 and $586,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note D to the Consolidated Financial Statements contains additional information about properties.

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

Item 4.              Reserved

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not listed on any exchange or market though it has traded infrequently in the over-the-counter market under the symbol “MISS.”  Howe Barnes Hoefer & Arnett, Wedbush Morgan Securities, Stone & Youngberg LLC, and Monroe Securities, Inc. make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by the OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2008	1st Quarter	15.10	18.00
	2nd Quarter	12.50	16.00
	3rd Quarter	11.05	12.60
	4th Quarter	10.05	12.00
2009	1st Quarter	6.00	10.05
	2nd Quarter	7.30	9.00
	3rd Quarter	7.30	7.45
	4th Quarter	5.50	7.45

Holders

As of March 25, 2010, there were 323 holders of record of Bancorp’s Common Stock.

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

Due to the Company’s and the Bank’s net losses in 2008 and 2009, the Company’s and the Bank’s regulators have required that the Company and the Bank obtain approval in advance prior to the payment of any dividends, even though each remains well capitalized.

Quarterly dividends totaling $217,430 were paid on the Company’s Series D (TARP) preferred stock in 2009.  No dividends were declared or paid on the Company’s common or Series A through C preferred stock in 2008 or 2009.

Whether or not stock or cash dividends will be paid in the future by the Company and/or the Bank will be determined by the Board of Directors after consideration of various factors including, but not limited to, profitability, regulatory capital ratios, and financial condition. Additionally, certain provisions of the preferred stock issuances restrict the ability of the Company to pay cash dividends on common stock unless the required dividends on the preferred stock are also paid.

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

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the Treasury Department a total of 5,116 shares of a new Series D Preferred Stock having a liquidation preference of $1,000 per share.  This transaction is a part of the TARP Program.  The Series D Preferred pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  The Series D Preferred may not be redeemed during the first three years after issuance except from the proceeds of a “Qualified Equity Offering.”  Thereafter, Mission Community Bancorp may elect to redeem the Series D Preferred at the original purchase price plus accrued but unpaid dividends, if any.  Until January 1, 2012, the consent of the Treasury Department will be required for the Company to issue dividends other than consistent with past practice and certain other circumstances.  Further, if the Company should miss six quarterly dividend payments due on the Series D Preferred Stock, whether or not consecutive, the holders of the Series D Preferred Stock (currently the U.S. Treasury) would have the right to elect two directors to the Company’s Board of Directors.

Equity Compensation Plans

The following table shows, as of December 31, 2009, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plans, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	87,564	$16.44	160,776

Equity compensation plans not approved by security holders	-	-	-

Total	87,564	$16.44	160,776

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

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the three years ended December 31, 2009, 2008 and 2007. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-K.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,

In thousands, except share and per share data	2009	2008	2007
Interest income	$10,283	$11,073	$11,759
Interest expense	3,877	4,830	5,129
Net interest income	6,406	6,243	6,630
Provision for loan losses	5,056	4,245	150
Non-interest income	833	346	1,257
Non-interest expense	8,275	7,121	6,594
Income (loss) before income taxes	(6,092)	(4,777)	1,143
Income tax expense (benefit)	835	(929)	378
Net income (loss)	$(6,927)	$(3,848)	$765
Net income (loss) allocable to preferred stock	$(370)	$(383)	$115

Balance Sheet Data at End of Year
Assets	$193,105	$215,490	$158,329
Earning assets	179,980	202,543	149,439
Total loans	136,410	153,311	126,429
Deposits	163,770	144,804	112,433
Total shareholders' equity	18,638	20,517	13,138
Preferred equity	6,227	1,686	1,955
Common equity	12,411	18,831	11,183
Number of common shares outstanding	1,345,602	1,345,602	689,232
Average Balance Sheet Data
Assets	$217,268	$190,792	$157,869
Earning assets	207,865	181,232	148,197
Loans	148,636	142,342	125,691
Deposits	159,866	130,841	121,480
Shareholders' equity	24,791	18,451	12,610
Per Common Share Data
Basic earnings (loss) per share	$(4.87)	$(3.18)	$0.96
Diluted earnings (loss) per share	(4.87)	(3.18)	0.91
Average number of common shares outstanding - basic	1,345,602	1,090,569	679,144
Average number of common shares outstanding - diluted	1,345,602	1,090,569	713,152
Book value per common share	$9.22	$13.99	$16.23
Cash dividends declared	-	-	0.12
Performance Ratios
Return (loss) on average assets	(3.19)%	(2.02)%	0.48%
Return (loss) on average shareholders' equity	(27.94)%	(20.86)%	6.07%
Average equity to average assets	11.41%	9.67%	7.99%
Efficiency ratio	118.35%	108.07%	83.61%
Leverage ratio	10.06%	10.70%	9.97%
Net interest margin	3.15%	3.53%	4.57%
Non-interest revenue to total revenue	11.51%	5.25%	15.94%
Asset Quality
Non-performing assets	$8,363	$4,580	$2,056
Allowance for loan losses	5,537	3,942	1,150
Net charge-offs	3,461	1,453	26
Non-performing assets to total assets	4.33%	2.13%	1.30%
Allowance for loan losses to loans	4.06%	2.57%	0.91%
Net charge-offs to average loans	2.33%	1.02%	0.02%

Item 7.  Management’s Discussion and Analysis

Executive Summary

The Company incurred a net loss of $(6.9) million for 2009, as compared to a net loss of $(3.8) million in 2008.  Although a pre-tax loss was incurred in 2009, income tax expense of $835 thousand was recognized, resulting from an increased valuation allowance for deferred tax assets.  During 2008 the Company’s balance sheet grew to $215.5 million in total consolidated assets, a 36.1% increase from December 31, 2007.  However, as the recession wore on into 2009, demand for quality loans slacked off and total assets decreased to $193.1 million, a 10.4% decline from December 31, 2008.  Deposits increased 13.1% in 2009, to $163.8 million, while borrowed funds were reduced by $39.7 million, or 86.9%.

On a per share basis, the Company’s net loss for the year ended December 31, 2009, was $(4.87) per diluted share.  This compares with a net loss of $(3.18) per diluted share in 2008.

The following are the major factors impacting the Company’s results of operations and financial condition over the past two years.
•
A high level of provision for loan losses.  Real estate conditions weakened in 2007 and 2008 and the overall economy contracted, causing us to charge off a few large credits in 2008.  As the real estate contraction became more prolonged in 2009, more of our borrowers were unable to weather the storm and we charged off $1.8 million of construction and land development loans and $0.9 million of commercial and residential real estate loans.  Net charge-offs for 2009 totaled $3.5 million, up from $1.5 million in 2008.  We had set aside additional reserves in 2008 that covered the 2009 charge-offs.  In 2009 we increased the allowance for loan and lease losses to a level approximately $1.6 million higher than at the end of 2008.

•
An increase in non-performing assets.  Even as some portions of the economy seemed to begin to recover in 2009, real estate related segments of the economy remained in recessionary territory, further stressing our loan portfolio.  Non-performing loans, including troubled debt restructurings, increased in 2009 to $6.7 million, up from $4.5 million at the end of 2008.  And foreclosed real estate increased from $83 thousand a year ago to $1.6 million as of December 31, 2009.

•
A decrease in the net interest margin.  The net interest margin for 2009 was 3.15%, down 0.38 percentage points from 2008.  Short-term interest rates dropped 4 full percentage points in 2008 and remained at that low level throughout 2009.  The relatively steep rate drop in 2008 put downward pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  Although the margin was lower for the full year of 2009 as compared to 2008, it began a steady improvement in April 2009, which continued beyond the end of the year.

•
We increased our valuation allowance for deferred tax assets.  The valuation allowance ($1.1 million in 2008 and an additional $3.4 million in 2009) was established because the Company’s losses in 2008 and 2009 exceeded its ability to fully recognize deferred tax assets by carrying the losses back to previous tax years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—as the Company returns to profitability.

•
We raised additional capital.  During 2008 the Company issued 410,644 common shares in a secondary public offering for net cash proceeds of $6.8 million, and an additional 225,026 shares of common stock were issued to the Carpenter Community BancFund-A, L.P., in a private placement, for net cash proceeds of $3.9 million.  In 2009 the Company issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock at $1,000 per share.  This transaction was a part of the Capital Purchase Program of the TARP.  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.

Critical Accounting Policies

A critical accounting policy is defined as one that is both material to the presentation of the Company’s financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on the Company’s financial condition and results of operations and may change in future periods.  Note A to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the Consolidated Financial Statements.  Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates.  However, management believes that the following policies could be considered critical.

Reserves and Contingencies

In the normal course of business, the Company must manage and control certain risks inherent to the business of banking.  These include credit risk, interest rate risk, fraud risk, and operations and settlement risk.  The Company has established reserves for risk of losses, including loan losses.  The allowance for loan losses represents management’s estimate of the probable credit losses that have occurred as of the date of the financial statements, as further described in Note A in the Notes to the Consolidated Financial Statements.  See also Allowance for Loan Losses below.  These reserves or accruals are reviewed by management at least quarterly.  If the latest estimate of loss (or the actual loss) differs from the accrual or reserve recorded to date, the financial impact is reflected in the period in which the estimate is revised (or the actual loss is determined).

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

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2009 and 2008.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities) and minimal other expenses.  Therefore, the financial information is primarily reflective of the Bank.

The Bank operates as a traditional community bank, but has also used management’s expertise as a CDFI to provide a selection of financial services identified as “community development” activities, with a focus on financial services to under-served markets, small businesses and business professionals.  Bancorp and the Bank have received and used both grants and deposits under programs authorized by CDFI and continuously review various options for grants and deposit programs from various government and public/private entities.  The CDFI status is dependent on management’s specialized knowledge of working with various governmental programs and requires a significant increase in reporting and documentation as compared with traditional bank activities.

MCDC provides financing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC provides loan servicing for several small loans owned by the San Luis Obispo County Economic Vitality Corporation.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing.  MCDC had also been servicing the San Simeon Earthquake Recovery Loan Fund (the “Earthquake Fund”), a loan pool funded by the Bank and other local banks.  The Earthquake Fund was structured to provide low cost financing to individuals and businesses in San Luis Obispo and northern Santa Barbara counties which experienced severe damage in the December 22, 2003, San Simeon Earthquake.  During 2008, as the loans made by the Earthquake Fund had been substantially paid off, the full amount of the participating banks’ initial investments was returned.  As of December 31, 2009, the Earthquake Fund had $8,000 in remaining loans outstanding.  The consortium is considering alternative community development uses for the loan pool.

MCSC provides technical assistance services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs, and provided technical assistance to applicants for the Earthquake Fund.  During 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  While MCSC has not engaged in any direct lending, it may provide some lending in the near future.  As of December 31, 2009, the Bank has had limited direct benefit from its association with MCSC.  See also Note L to the Consolidated Financial Statements for additional information regarding MCSC.

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

Net Interest Analysis
(Dollars in thousands)
	For the Year Ended
	December 31, 2009				December 31, 2008				December 31, 2007
	Average		Average		Average		Average		Average		Average
	Balance	Interest	Rate		Balacce	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$148,636	$8,889	6.03%	*	$142,342	$9,598	6.80%	*	$125,691	$10,764	8.64%	*
Investment securities*	35,945	1,259	3.70%	*	23,966	1,122	4.99%	*	16,071	699	4.64%	*
Federal funds sold	7,419	16	0.21%		7,314	122	1.67%		2,814	140	4.98%
Other interest income	15,865	119	0.75%		7,610	231	3.03%		3,621	156	4.32%
Total interest-earning assets / interest income	207,865	10,283	5.02%		181,232	11,073	6.19%		148,197	11,759	8.03%
Non-interest-earning assets:
Allowance for loan losses	(3,635)				(2,118)				(1,051)
Cash and due from banks	2,720				2,987				2,511
Premises and equipment	2,833				3,529				3,648
Other assets	7,485				5,162				4,564
Total assets	$217,268				$190,792				$157,869

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$12,594	145	1.15%		$17,187	361	2.10%		$13,611	421	3.09%
Savings and Money Market deposit accounts	30,585	370	1.21%		19,309	327	1.70%		22,988	575	2.50%
Certificates of deposit	93,540	2,150	2.30%		72,187	2,471	3.42%		60,893	2,931	4.81%
Total interest-bearing deposits	136,719	2,665	1.95%		108,683	3,159	2.91%		97,492	3,927	4.03%
Federal funds purchased	10	-	0.61%		34	1	2.81%		4	-	6.34%
Federal Home Loan Bank advances	28,161	1,096	3.89%		37,232	1,450	3.89%		19,383	925	4.77%
Subordinated debt	3,093	116	3.75%		3,093	220	7.12%		3,093	277	8.95%
Total borrowed funds	31,264	1,212	3.88%		40,359	1,671	4.14%		22,480	1,202	5.35%
Total interest-bearing liabilities / interest expense	167,983	3,877	2.31%		149,042	4,830	3.24%		119,972	5,129	4.28%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,147				22,158				23,988
Other liabilities	1,347				1,141				1,299
Total liabilities	192,477				172,341				145,259
Shareholders' equity	24,791				18,451				12,610
Total liabilities and shareholders' equity	$217,268				$190,792				$157,869
Net interest-rate spread			2.71%				2.95%				3.75%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.44%				0.58%				0.82%
Net interest income / margin on earning assets		$6,406	3.15%	**		$6,243	3.53%	**		$6,630	4.57%	**

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets
Non-accrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  Average interest-earning assets grew by $33.0 million in 2008 over 2007 and by $26.6 million in 2009 over 2008.  All categories of interest-earning assets—both long-term and liquid assets—grew substantially in 2008 and 2009 (based on average balances outstanding during the year).  Interest-bearing liabilities increased $29.1 million in 2008 as compared to 2007, and grew another $18.9 million in 2009.  Borrowed funds—a relatively high cost source of funds—were allowed to roll off in 2009, as the Bank experienced strong growth in deposits.

Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets decreased by 117 basis points (1.17%) in 2009, while the average rate paid on interest-bearing liabilities decreased by only 93 basis points, causing continued pressure on the net interest margin.  As a result, the net interest margin decreased 38 basis points in 2009, from 3.53% to 3.15%.  The 400-basis-point drop in the prime interest rate in 2008 put downward pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  Although lower for the full year of 2009 as compared to 2008, the margin began a steady improvement in April 2009, which continued through the end of the year.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis
(In thousands)	Year Ended December 31, 2009			Year Ended December 31, 2008
	Compared to 2008			Compared to 2007
	Increase (Decrease)			Increase (Decrease)
	in interest income and expense			in interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$411	$(1,120)	$(709)	$1,310	$(2,476)	$(1,166)
Investment securities	467	(330)	137	366	57	423
Federal funds sold	2	(108)	(106)	119	(137)	(18)
Other interest income	139	(251)	(112)	132	(57)	75
Total increase (decrease) in interest income	1,019	(1,809)	(790)	1,927	(2,613)	(686)

Interest-bearing liabilities:
Transaction accounts	(80)	(136)	(216)	95	(155)	(60)
Savings deposits	155	(112)	43	(82)	(166)	(248)
Certificates of deposit	617	(938)	(321)	482	(942)	(460)
Total interest-bearing deposits	692	(1,186)	(494)	495	(1,263)	(768)
Federal funds purchased	(1)	-	(1)	1	-	1
FHLB advances	(353)	(1)	(354)	721	(196)	525
Subordinated debt	-	(104)	(104)	-	(57)	(57)
Total borrowed funds	(354)	(105)	(459)	722	(253)	469
Total increase (decrease) in interest expense	338	(1,291)	(953)	1,217	(1,516)	(299)
Increase (decrease) in net interest income	$681	$(518)	$163	$710	$(1,097)	$(387)

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

The Bank is asset sensitive (see the Asset and Liability Management section of this discussion).  Short-term rates dropped precipitously in early 2008 and remained at a very low level throughout 2009.  The relatively steep rate drop in 2008 put downward pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  Although the margin was lower for the full year of 2009 as compared to 2008, it began a steady improvement in April 2009, which continued beyond the end of the year.  That improvement was due to rates on deposits declining to a greater degree than loan rates, and higher-cost borrowed funds being paid off as they matured.

For 2009, the positive change in net interest income due to volume more than offset the negative change due to rates, as the average balance of interest-earning assets increased to a greater extent than interest-bearing liabilities over the course of the year.  The result was a $163 thousand increase in net interest income in 2009 as compared to 2008.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate for the risk in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $5,056,000 for 2009 and $4,245,000 for 2008.

See Allowance for Loan Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan losses.

Non-interest Income

Non-interest income increased $737 thousand in 2009 as compared to 2008, due to $247 thousand in gains realized on the sale of securities, as well as increased SBA loan origination, sale and servicing activity, and $81 thousand in grants and awards related to the Bank’s community development activity.

The Bank historically has derived a material portion of its non-interest income from the sale and servicing of SBA guaranteed loans.  Gain on sale of SBA loans increased $192 thousand in 2009 as compared to 2008, after decreasing $121 thousand in 2008.  Loan servicing fees (net of amortization) increased $6 thousand in 2008 and increased another $42 thousand in 2009.

For both 2009 and 2008, non-interest income included one negative item: write-downs on fixed assets and other real estate.  In 2008, property that had been held for a future branch site was transferred to other real estate and written down to its estimated fair value.  In addition, equipment no longer used for information technology (“IT”) purposes after that function was outsourced was written off in 2008.  These 2008 write-downs totaled $379 thousand.  In 2009, write-downs on other real estate (both foreclosed properties and the branch site property mentioned above) totaled $472 thousand.  An additional $2 thousand write-down was taken on abandonment of leasehold improvements.

Non-interest Expense

Non-interest expense increased in 2009 by $1.154 million, or 16%.

Non-interest expenses that had material changes from 2008 to 2009 were:
•
Insurance and regulatory assessments increased by $424 thousand, or 201%, primarily because FDIC deposit insurance assessments were up by $381 thousand.  These increased assessments were the result of scheduled increases to deposit insurance rates as well as special “one-time” assessments intended to shore up the FDIC’s Deposit Insurance Fund.

•
Occupancy expense increased by $416 thousand, due primarily to costs associated with the Bank’s new main office at South Higuera Street and Prado Road in San Luis Obispo.  Although the Bank’s administrative and Business Banking Center employees only moved into this new facility in December 2009, the Bank was obligated for lease payments during the four-month pre-occupancy period in which tenant improvements were underway.

•
Salary and benefits increased by $118 thousand, or 3%.  Actual outlays and accruals for salaries and benefits increased by only $36 thousand from 2008 to 2009.  However, salary and benefit costs deferred as loan origination costs (an offset to salaries and benefits) were $82 thousand less in 2009 as compared to 2008.  The deferrals of loan origination costs in accordance with FASB Statement 91 are amortized against interest income on loans over the life of the loans.

•
Data processing expenses increased by $106 thousand, or 17%, principally due to the cost of outsourcing the management of the Bank’s information technology (“IT”) function, beginning in September 2008.  Thus, 2009 includes the cost of outsourced IT for twelve months, while 2008 includes this expense for only approximately four months.

•
Professional fees—including legal, accounting, internal audit, loan review and other consultants—were up $58 thousand, or 14%, in 2009, primarily due to legal, loan review and consulting fees related to non-performing assets.

•	Marketing costs decreased $74 thousand, or 35% in 2009 as compared to 2008, as reductions were made in the Bank’s budget for advertising and sponsorships.

Income Taxes

The Company’s combined federal and state effective income tax rate was (26.8)% (tax expense) in 2009 and 19.4% (tax benefit) in 2008.  The change in the effective rate from 2008 to 2009 was primarily due to a $2.3 million increase in the deferred tax valuation allowance that was established because the Bank’s losses in 2008 and 2009 exceeded its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years.  As of December 31, 2009, the ability of the Bank to reduce the deferred tax valuation allowance and recognize those deferred tax assets was dependent on the Bank generating taxable income in future years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—as the Company returns to profitability.  See Note H to the consolidated financial statements for more information on income taxes.

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

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition
	December 31, 2009			December 31, 2008			December 31, 2007
		Approx.			Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$500	$502	4.00%	$2,000	$2,036	3.38%	$1,998	$2,000	4.43%
One to five years	14,442	14,465	2.12%	500	518	4.00%	1,995	2,010	4.24%
Five to ten years	500	502	5.05%	1,000	1,016	5.18%	1,000	1,001	4.97%
After 10 years	-	-		-	-		1,000	999	4.31%
Total U.S. Government agencies	15,442	15,469	2.27%	3,500	3,570	3.98%	5,993	6,010	4.44%
Mortgage-backed
and asset-backed securities:
Within one year	245	249	4.28%	334	334	4.07%	130	128	3.88%
One to five years	18	17	6.49%	577	582	4.66%	1,003	997	4.61%
Five to ten years	8,674	8,747	3.50%	1,810	1,873	4.83%	1,105	1,108	4.87%
After 10 years	9,522	9,698	3.96%	14,689	15,053	4.94%	5,738	5,917	4.82%
Total mortgage-backed
and asset-backed securities	18,459	18,711	3.75%	17,410	17,842	4.90%	7,976	8,150	4.79%
Municipal securities:
Within one year	-	-		-	-		-	-
One to five years	-	-		-	-		-	-
Five to ten years	-	-		-	-		-	-
After 10 years	2,918	2,974	5.99%	3,581	3,434	5.95%	2,972	2,964	6.00%
Total municipal securities	2,918	2,974	5.99%	3,581	3,434	5.95%	2,972	2,964	6.00%
Corporate debt securities:
Within one year	959	997	5.96%	-	-		-	-
One to five years	1,882	1,991	5.48%	-	-		-	-
Five to ten years	-	-		-	-		-	-
After 10 years	-	-		-	-		-	-
Total corporate securities	2,841	2,988	5.64%	-	-		-	-
Total investment securities	$39,660	$40,142	3.47%	$24,491	$24,846	4.92%	$16,941	$17,124	4.88%

The non-accrual security is included in the amortized cost and market value of securities.  Yields reflect no interest income on the non-accrual security.  Yields on tax-exempt municipal securities have been adjusted to their fully-taxable equivalents.

During 2008, the Bank purchased $0.9 million of municipal securities in order to take advantage of their higher yields on a fully taxable equivalent basis.  All of the municipal securities purchased to date are within California, bank qualified, insured and are rated at least AA+ by Standard & Poor’s or Aa2 by Moody’s.  Except for one security carried at $311 thousand, all municipal securities are insured by a company rated AAA by S&P.

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of December 31, 2009, the gross book value of the security was $300,000 and the reserve was $292,000, for a net book value of $8,000.

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated:

Loan Portfolio Composition
(Dollars in thousands)
	As of December 31,
Type of Loan	2009	2008	2007	2006	2005
Commercial	$19,633	$24,454	$25,653	$18,000	$14,190
Agricultural	750	-	122	123	152
Leases, net of unearned income	1,335	1,491	839	1,041	815
Municipal loans	3,476	2,729	2,789	2,903	-
Real estate	96,956	98,049	72,009	66,591	71,878
Construction	12,512	22,857	22,513	31,639	29,921
Consumer	1,748	3,731	2,504	2,502	2,519
Total loans	$136,410	$153,311	$126,429	$122,799	$119,475

Off-balance-sheet commitments:
Undisbursed loan commitments	$18,219	$28,427	$28,608	$35,375	$37,379
Standby letters of credit	301	304	693	213	203

The following table sets forth as of December 31, 2009, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans
(Dollars in thousands)
					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial	$4,088	$7,785	$7,760	$19,633	$7,653	$7,892
Agricultural	419	331	-	750	331	-
Leases, net of unearned income	44	1,291	-	1,335	1,291	-
Municipal loans	-	998	2,478	3,476	771	2,705
Real estate	1,302	17,124	78,530	96,956	59,557	36,097
Construction	10,782	1,507	223	12,512	-	1,730
Consumer Loans	513	1,070	165	1,748	1,235	-
Total Loans	$17,148	$30,106	$89,156	$136,410	$70,838	$48,424

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

Included in commercial loans are SBA loans.  The Bank originates and services SBA loans and is active in specific SBA programs.  Further, the Bank is designated as an SBA preferred lender which allows greater flexibility to meet small business loan requests with delegated authority, creating a more timely credit approval process.

The Bank makes adjustable rate SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans.  At December 31, 2009 and 2008, the Bank serviced approximately $26.9 million and $23.2 million, respectively, in SBA loans.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank has been active in construction lending for interim loans to finance the construction of commercial and single family residential property.  Construction loans totaled $12.5 million as of December 31, 2009, a $10.3 million decrease from a year earlier, as few construction loans were originated or funded in 2009 due to economic conditions.  Construction loans are typically extended for terms of no more than 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes except to known builders who have a track record of successful projects and the expertise and financial strength for the particular type of building.

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

Asset Quality

The risk of nonpayment of loans is inherent in the banking business. That risk varies with the type and purpose of the loan, the collateral which is utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, all loans exceeding lending officers’ individual lending limits are reviewed and approved by a Management Loan Committee.  Loans exceeding the Management Loan Committee’s authorization are reviewed and approved by the Loan Committee of the board of directors.  The Board Loan Committee is comprised of outside directors as well as the Bank’s chief executive officer, chief credit officer and its president.

The Bank employs both an internal and an external loan review process.  Monthly, all new loans are reviewed internally for asset quality and an independent external loan portfolio review is performed semi-annually by an outside credit review firm.  Loan grades are assigned based on a risk assessment of each loan.  Loans with minimum risk are graded as “pass,” with other classifications of “watch,” “special mention,” “substandard,” “doubtful” and “loss,” depending on credit quality.  Loans graded substandard or doubtful are considered “classified” loans, and loans graded loss are charged off.  As an adjunct to the loan review process, an internal “stress test” is applied to the commercial real estate portfolio at least annually to determine the potential financial impact on the Bank under stressed real estate conditions, and semi-annually by an independent third party.

An allowance for loan losses is provided for all loans, including those graded pass.  As watch, special mention and classified loans are identified in our review process, they are added to the internal watch list and an increased loan loss allowance is established for them.  See Allowance for Loan Losses below for additional information on how the amount of allowance for loan losses is determined.

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets
(Dollars in thousands)	As of December 31,
	2009	2008	2007	2006	2005
Loans in nonaccrual status:
Commercial	$1,139	$578	$254	$240	$76
Real estate	2,724	1,427	190	-	-
Construction & land development	2,028	1,552	1,544	-	-
Total nonaccrual loans	5,891	3,557	1,988	240	76
Loans past due 90 days or more and accruing:
Commercial	-	-	54	-	-
Lease financing	-	-	14	-	-
Real estate	-	265	-	-	-
Construction & land development	-	-	-	1,929	-
Total loans 90 days past due and accruing	-	265	68	1,929	-
Restructured loans:
Commercial	731	-	-	-	-
Construction & land development	-	675	-	-	-
Consumer	100	-	-	-	-
Total restructured loans	831	675	-	-	-
Total nonperforming loans	6,722	4,497	2,056	2,169	76
Foreclosed real estate	1,641	83	-	-	-
Total nonperforming assets	$8,363	$4,580	$2,056	$2,169	$76

Allowance for loan losses	$5,537	$3,942	$1,150	$1,026	$1,141

Asset quality ratios:
Non-performing assets to total assets	4.33%	2.13%	1.30%	1.37%	0.05%
Non-performing loans to total loans	4.93%	2.93%	1.63%	1.77%	0.06%
Allowance for loan losses to total loans	4.06%	2.57%	0.91%	0.84%	0.96%
Allowance for loan losses to total
non-performing loans	82%	88%	56%	47%	1501%

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

The increase in non-accrual loans in 2008 and 2009 was due to the significant downturn in the economy and reduction in real estate collateral values.  Approximately 29%, or $1.106 million, of the non-accrual commercial and real estate loans are in our SBA loan portfolio, with $995 thousand of the total guaranteed by the SBA.  At December 31, 2008, $1.640 million of the Bank’s non-accrual loans were SBA loans, and $1.361 million of the total was guaranteed by the SBA.

Restructured loans are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.  Approximately 25%, or $178 thousand, of the restructured commercial loans were SBA loans, with $136 thousand of the total guaranteed by the SBA.

Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2009, the Company had approximately $24.6 million of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  The $24.6 million of potential problem loans are supported by $2.1 million of SBA loan guarantees.  Potential problem loans are subject to continuing management attention and management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of December 31, 2009, there can be no assurances that new problem loans will not develop in future periods.  A further decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

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

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2009:

Loan Concentrations
December 31, 2009
(Dollars in thousands)
Type of Loan	Amount	Percent of Total Loans

Construction and land development	$12,512	9.2%
Other real estate loans (by type of collateral):
Non-farm, non-residential property:
Owner-occupied	37,337	27.4%
Non-owner-occupied	36,940	27.1%
1 to 4 family residential:
First liens	3,963	2.9%
Junior liens	12,678	9.3%
Multi-family residential	2,757	2.0%
Farmland	3,281	2.4%
Total real estate-secured loans	109,468	80.3%
Commercial loans	19,633	14.4%
Agricultural loans	750	0.5%
Lease financing	1,335	1.0%
Municipal loans	3,476	2.5%
Consumer loans	1,748	1.3%
Total loans, including loans held for sale	$136,410	100.0%

The table indicates a concentration in commercial real estate loans (loans secured by non-farm, non-residential and multi-family residential properties, including construction loans) totaling $89.5 million.  However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $52.2 million, or 38.3% of total loans.  Prior to 2009, the Bank had had only two losses on construction and land development loans (both occurring in 2008) and none with other types of commercial real estate loans.  In 2009, however, The Bank experienced $1.8 million in losses on construction and land development loans and approximately $900 thousand in losses on commercial and residential real estate loans.

The Bank’s analysis of loan concentrations compared to a California peer group of 50 banks suggests that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California typically are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank carefully considers economic trends and real estate values.  The commercial real estate market in San Luis Obispo county weakened in 2008 and 2009, rents and values have decreased and vacancies have increased. Although the local market has not seen the severe weakness seen in many other areas of California and the U.S., management continues to monitor closely trends in real estate in light of the Bank’s level of real estate lending.

Allowance for Loan Losses

The following table summarizes, for each reported period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan losses:

Summary of Loan Loss Experience
(Dollars in thousands)	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Allowance for loan and lease losses
at beginning of year	$3,942	$1,150	$1,026	$1,141	$1,094
Loans charged off:
Construction and land development	(1,778)	(547)	-	-	-
Other real estate loans	(911)	-	-	-	-
Commercial	(738)	(880)	(13)	(102)	(24)
Consumer	(78)	(52)	(4)	(19)	(7)
Other	-	-	(14)	-	-
Total loans charged off	(3,505)	(1,479)	(31)	(121)	(31)
Recoveries:
Construction and land development	-	-	-	-	-
Other real estate loans	1	-	-	-	-
Commercial	42	22	4	6	1
Consumer	1	3	-	-	2
Other	-	1	1	-	-
Total recoveries	44	26	5	6	3
Net charge-offs	(3,461)	(1,453)	(26)	(115)	(28)
Provision charged to operations	5,056	4,245	150	-	75
Allowance for loan and lease losses
at end of year	$5,537	$3,942	$1,150	$1,026	$1,141

Ratio of net charge-offs to average loans	2.33%	1.02%	0.02%	0.10%	0.03%
Ratio of provision to average loans	3.40%	2.98%	0.12%	0.00%	0.07%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  The amount determined by management to be an appropriate level for the allowance is based on the Bank’s historical loss rate for each type of loan and risk grade, with adjustments made for certain qualitative factors such as current and expected economic conditions, trends in collateral values, the quality of the Bank’s loan review process, etc.  For loans identified as impaired under Statement of Financial Accounting Standards No. 114, the allowance allocated to the loan is the deficiency, if any, in either the present value of expected cash flows from the loan or the fair value of the collateral, as compared to the Bank’s investment in the loan.  The Bank engages an outside firm to perform, at least semi-annually, a review of the loan portfolio and to test the adequacy of the allowance for loan losses.  In addition, loans are examined periodically by the Bank’s federal and state regulators.

Management considers the allowance for loan losses to be adequate to provide for losses inherent in the loan portfolio. Although management uses all available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, federal and state regulators periodically review our allowance for loan losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan losses will be adequate to cover future loan losses or that significant additions to the allowance for loan losses will not be required in the future.  Material additions to the allowance for loan losses would decrease earnings and capital and would thereby reduce the Bank’s ability to pay dividends, among other adverse consequences.

The ratio of allowance for loan losses to total loans as of December 31, 2009 was 4.06%.  Management and the board consider this to be adequate based on their analysis and reviews of the portfolio. As part of the analysis of the allowance, the Bank assigns certain risk factors to unclassified loans in addition to the specific percentages used for classified loans.  The following tables summarize the allocation of the allowance for loan losses by general loan types, based on collateral or security type, as used internally by the Bank as of the end of each of the past five years.

	December 31, 2009
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$16,073	11.8%	$690	12.5%
Agricultural	750	0.5%	24	0.4%
Leases	1,335	1.0%	4	0.1%
Municipal loans	3,476	2.5%	27	0.5%
Real estate	76,568	56.1%	374	6.8%
Construction	5,296	3.9%	125	2.3%
Consumer	1,604	1.2%	93	1.7%
Total unclassified loans	105,102	77.0%	1,337	24.3%
Classified loans:
Commercial	3,560	2.6%	288	5.2%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	20,388	15.0%	3,260	59.0%
Construction	7,216	5.3%	122	2.2%
Consumer	144	0.1%	17	0.3%
Total classified loans	31,308	23.0%	3,687	66.7%
Other economic factors			513	9.3%
Total loans and allowance	$136,410	100.0%	$5,537	100.3%

	December 31, 2008
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$22,252	14.5%	$860	21.8%
Agricultural	-	0.0%	-	0.0%
Leases	1,491	1.0%	14	0.4%
Municipal loans	2,729	1.8%	16	0.4%
Real estate	88,735	57.9%	719	18.2%
Construction	15,430	10.1%	200	5.1%
Consumer	3,723	2.4%	91	2.3%
Total unclassified loans	134,360	87.7%	1,900	48.2%
Classified loans:
Commercial	2,202	1.4%	454	11.5%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	9,314	6.1%	337	8.5%
Construction	7,427	4.8%	1,057	26.9%
Consumer	8	0.0%	-	0.0%
Total classified loans	18,951	12.3%	1,848	46.9%
Other economic factors			194	4.9%
Total loans and allowance	$153,311	100.0%	$3,942	100.0%

	December 31, 2007
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$25,238	20.0%	$390	33.9%
Agricultural	122	0.1%	1	0.1%
Leases	811	0.6%	7	0.6%
Municipal loans	2,789	2.2%	14	1.2%
Real estate	72,009	57.0%	261	22.7%
Construction	18,433	14.6%	192	16.7%
Consumer	2,491	2.0%	22	1.9%
Total unclassified loans	121,893	96.5%	887	77.1%
Classified loans:
Commercial	415	0.3%	76	6.6%
Agricultural	-	0.0%	-	0.0%
Leases	28	0.0%	2	0.2%
Municipal loans	-	0.0%	-	0.0%
Real estate	-	0.0%	-	0.0%
Construction	4,080	3.2%	30	2.6%
Consumer	13	0.0%	1	0.1%
Total classified loans	4,536	3.5%	109	9.5%
Other economic factors			154	13.4%
Total loans and allowance	$126,429	100.0%	$1,150	100.0%

	December 31, 2006
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$17,855	14.6%	$234	22.8%
Agricultural	123	0.1%	1	0.1%
Leases	1,041	0.8%	5	0.5%
Municipal loans	2,903	2.4%	15	1.5%
Real estate	66,591	54.2%	313	30.5%
Construction	29,710	24.2%	135	13.2%
Consumer	2,502	2.0%	20	1.9%
Total unclassified loans	120,725	98.3%	723	70.5%
Classified loans:
Commercial	145	0.1%	30	2.9%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	-	0.0%	-	0.0%
Construction	1,929	1.6%	-	0.0%
Consumer	-	0.0%	-	0.0%
Total classified loans	2,074	1.7%	30	2.9%
Other economic factors			273	26.6%
Total loans and allowance	$122,799	100.0%	$1,026	100.0%

	December 31, 2005
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$11,890	10.0%	$287	25.2%
Agricultural	152	0.1%	1	0.1%
Leases	814	0.7%	7	0.6%
Municipal loans	-	0.0%	-	0.0%
Real estate	71,878	60.2%	308	27.0%
Construction	27,992	23.4%	123	10.8%
Consumer	2,517	2.1%	21	1.8%
Total unclassified loans	115,243	96.5%	747	65.5%
Classified loans:
Commercial	2,300	1.9%	87	7.6%
Agricultural	-	0.0%	-	0.0%
Leases	1	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	-	0.0%	-	0.0%
Construction	1,929	1.6%	-	0.0%
Consumer	2	0.0%	-	0.0%
Total classified loans	4,232	3.5%	87	7.6%
Other economic factors			307	26.9%
Total loans and allowance	$119,475	100.0%	$1,141	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $163.8 million as of December 31, 2009, and $144.8 million at December 31, 2008.  Deposits increased by $19.0 million, or 13%, following a $32.4 million, or 29%, increase in 2008.  Much of the Bank’s deposit growth in 2008 was from the Bank’s CDARS product, as discussed below.  In 2009, however, most of the growth was in core deposits: interest-bearing and non-interest-bearing checking accounts, money market accounts and savings accounts.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for 2009 and 2008.

The Bank is one of only four banks in its primary service area participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program became very attractive in the second half of 2008 and throughout 2009 as local depositors sought out safety and yield.  As of December 31, 2009, the Bank had issued $44.2 million of certificates of deposit to local customers through the CDARS program, up from $30.2 million as of December 31, 2008.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2009:

Maturities of Time Deposits of $100,000 or More
(Dollars in thousands)
Three months or less	$18,768
Three months to six months	13,048
Six months to one year	12,750
Over one year	8,379
Total time deposits of $100,000 or more	$52,945

Short Term and Other Borrowings

As of December 31, 2009, the Bank had $6.0 million in outstanding borrowings from the Federal Home Loan Bank of San Francisco, $3.0 million of which matures during 2010, and the balance matures in 2013.  The $6.0 million in borrowings at the end of 2009 represents a $39.7 million reduction in borrowing from December 31, 2008.  Note F to the consolidated financial statements contains additional information regarding these borrowings.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.  As of December 31, 2009, the Bank had outstanding commitments to extend credit totaling $18.2 million and standby letters of credit totaling approximately $300 thousand.  See Note M to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2009.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and securities, as well as increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash in the Federal Reserve Bank and other correspondent banks and short-term investments such as federal funds sold are the primary means for providing immediate liquidity.  The Bank had $8.6 million in cash and cash equivalents on December 31, 2009, and $17.7 million on December 31, 2008.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain appropriate liquidity ratios through policies set by the board of directors.  These include, but are not limited to, a ratio of loans to deposits no higher than 95%, core deposits at least 50% of total assets, short-term investments at least 2% of total assets, and short-term non-core funding less than 35% of total assets.

While the Bank uses cash and cash equivalents as the primary immediate source of cash liquidity, it has also established a short-term borrowing line (federal funds purchased) for $4.0 million from a correspondent bank.  This line of credit is for short-term needs and is rarely used.

The Bank also has a secured borrowing facility through the FHLB.  FHLB borrowings can be structured over various terms ranging from overnight to ten years.  As of December 31, 2009, the Bank had outstanding borrowings from the FHLB totaling $6.0 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow up to approximately 25 percent of its total assets. Based on this limitation and loans and securities pledged as of December 31, 2009, an additional $32.6 million could be borrowed from the FHLB if needed.  The Bank has substantially reduced its FHLB borrowings in 2009, paying off $39.7 million in borrowings over the course of the year.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

The Bank also has the ability to access the Federal Reserve Board’s “Discount Window” for additional secured borrowing should the need arise.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2009:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$3,000	$-	$3,000	$-	$6,000
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	745	1,383	1,089	5,845	9,062
Capital leases	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total contractual obligations	$3,745	$1,383	$4,089	$8,938	$18,155

While local deposits remain the primary source of deposits, the Bank also has alternate sources for competitive rate deposits.  Through the CDARS program (see Deposits earlier in this analysis), the Bank has the ability to bid on additional certificates of deposit through banks across the country if necessary to meet additional funding needs.  These “One-Way Buy” CDARS deposits, which are considered to be brokered deposits, are typically priced comparable to FHLB secured borrowing rates, but with no collateral required.  As of December 31, 2009, the Bank had no “One-Way Buy” CDARS deposits.

The Bank has a mix of deposits which includes some large deposit relationships, including 15 customers with deposits of $1 million or more totaling $56.9 million, approximately $33.0 million of which has been placed into the CDARS program.  Although these large deposit sources have been relatively stable in the past, should a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB were reduced, and the Bank is unable to develop alternate funding sources, the Bank might have difficulty funding loans or meeting deposit withdrawal requirements.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity.  As of December 31, 2009, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $843,000 in unrestricted cash.  See Note Q to the consolidated financial statements for additional financial information regarding Bancorp.

Under normal circumstances, substantially all of Bancorp’s revenues would be obtained from dividends declared and paid by the Bank.  However, because of the Bank’s net losses in 2008 and 2009, statutory and regulatory provisions have constrained the ability of the Bank to pay dividends to Bancorp.  Under these statutes and regulations, approval of the Bank’s regulatory authorities is required before any dividend distributions can be made from the Bank to Bancorp.  See “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends” and Note O to the consolidated financial statements for additional information regarding regulatory dividend and capital restrictions.

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

The Interest Rate Sensitivity table below sets forth a “static” gap analysis of the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2009.  For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it can be repriced, matures within its contractual terms, or is expected to be prepaid.  For example, based on their contractual terms, loans may reprice or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier.  That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

Interest Sensitivity - Static Gap Analysis
December 31, 2009	Sensitive to Rate Changes Within
	3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$43,573	$30,543	$52,313	$9,981	$-	$136,410
Investment securities	3,778	14,883	15,432	6,049	-	40,142
Other earning assets	12,341	323	102	-	-	12,766
Non-interest-earning assets	-	-	-	-	3,787	3,787
Total assets	59,692	45,749	67,847	16,030	3,787	193,105

Interest-Bearing Liabilities:
Non-maturity interest-bearing deposits	31,378	-	-	-	22,766	54,144
Certificates of deposit	29,151	46,017	9,842	-		85,010
Borrowed funds	-	3,000	3,000	-	-	6,000
Junior subordinated debentures	3,093	-	-	-	-	3,093
Non-interest-bearing liabilities and equity	-	-	-	-	44,858	44,858
Total liabilities and equity	63,622	49,017	12,842	-	67,624	193,105

Interest rate sensitivity gap	$(3,930)	$(3,268)	$55,005	$16,030	$(63,837)	$-

Cumulative interest rate sensitivity gap	$(3,930)	$(7,198)	$47,807	$63,837	$-

Cumulative gap to total earning assets	-2%	-4%	25%	33%

The table shows that during the first year $105 million of the interest earning assets are expected to reprice, as well as $112 million of interest bearing liabilities, which would indicate a slightly liability-sensitive structure over that time period.  In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to decrease, and in a declining interest rate environment net interest income would be expected to increase.  Although not detailed in the table, during the second year, $30 million of assets reprice and $9 million of liabilities, indicating an asset-sensitive structure ($14 million cumulative sensitivity gap through 24 months).

One should use caution if attempting to predict future levels of net interest income through the use this type of static gap analysis, however.  Significant adjustments can be, and often are, made to the balance sheet in the short-term.  Thus, although the Bank is in a slightly liability-sensitive posture through one year on a static gap basis, in a practical sense management views the Bank as slightly asset-sensitive.  The actual impact of interest rate movements on net interest income often differs significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures.  For example, many of the Bank’s loans are tied to the prime rate, which declined in the second half of 2007, throughout 2008 and remained very low in 2009.  However, competitive pressures often keep deposit rates from dropping to the same degree and as quickly as loan rates, and this resulted in a reduction in the net interest margin even though the gap analysis in 2007 and 2008 showed the Bank in a more balanced posture.

Also, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting this particular measure of interest rate sensitivity.  In addition, prepayments may have significant impact on our net interest margin.  Varying interest rate environments can create unexpected changes in prepayment activity as compared to prepayments assumed in the interest rate sensitivity  analysis.  These factors are not fully reflected in the gap analysis above and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through much of 2010 and, if so, we expect to see certificate of deposit rates continue to decline to a greater degree than loan rates, relieving some pressure on the net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits repricing slightly faster, but to a lesser degree, than loans because “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.

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

San Luis Obispo and Santa Barbara Counties continue to have lower than average unemployment rates (9.4% and 9.3%, respectively, as of December 2009, as compared to a California statewide seasonally-adjusted rate of 12.4% and a nationwide seasonally-adjusted rate of 10.0%).  Local unemployment has increased in 2009—up from 7.1% for both counties in December 2008—and real estate values declined significantly from 2007 through 2009.  After several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  There can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the near term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past five years:

	2009	2008	2007	2006	2005
Return (Loss) on Average Assets	(3.19)%	(2.02)%	0.48%	0.58%	0.68%
Return (Loss) on Average Equity	(27.94)%	(20.86)%	6.07%	7.53%	9.16%

Item 8. Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITOR’S REPORT

December 31, 2009 and 2008

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
   ON THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
   Consolidated Statements of Income
   Consolidated Statement of Changes in Shareholders’ Equity
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Mission Community Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders' equity, and cash flows of the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and Subsidiary as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Laguna Hills, California
April 14, 2010

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
ASSETS

Cash and Due from Banks	$8,595,410	$7,804,306
Federal Funds Sold	-	9,920,000
TOTAL CASH AND CASH EQUIVALENTS	8,595,410	17,724,306

Certificates of Deposit in Other Banks	425,000	11,710,000

Investment Securities Available for Sale	40,142,412	24,845,839

Loans held for sale	903,680	1,264,251

Loans:
Commercial	22,200,974	25,918,262
Agricultural	749,721	-
Leases, Net of Unearned Income	1,334,740	1,490,668
Construction	12,511,994	22,857,024
Real Estate	96,954,983	98,049,035
Consumer	1,754,054	3,731,566
TOTAL LOANS	135,506,466	152,046,555

Allowance for Loan and Lease Losses	(5,536,929)	(3,942,220)
NET LOANS	129,969,537	148,104,335

Federal Home Loan Bank Stock and Other Stock, at Cost	3,002,575	2,756,525
Premises and Equipment	3,254,511	2,598,697
Other Real Estate Owned	2,205,882	983,100
Company Owned Life Insurance	2,885,659	2,789,366
Accrued Interest and Other Assets	1,720,799	2,713,426
	$193,105,465	$215,489,845

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	2009	2008
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-Bearing Demand	$24,615,530	$22,802,269
Money Market, NOW and Savings	54,144,513	32,668,070
Time Deposits Under $100,000	32,064,624	51,550,524
Time Deposits $100,000 and Over	52,945,030	37,783,195
TOTAL DEPOSITS	163,769,697	144,804,058

Other Borrowings	6,000,000	45,700,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,605,053	1,375,964
TOTAL LIABILITIES	174,467,750	194,973,022

Commitments and Contingencies - Notes D and M	-	-

Shareholders' Equity:
Preferred Stock -Note K - Authorized 10,000,000 Shares:
Series A - $5 Stated Value; 100,000 Issued and Outstanding
Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; 20,500 Issued and Outstanding
Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; 50,000 Issued and Outstanding
Liquidation Value of $500,000	500,000	500,000
Series D - $1,000 Par Value; 5,116 shares Issued and Outstanding
Liquidation Value of $5,116,000	5,067,722	-
Common Stock - Authorized 10,000,000 Shares;
Issued and Outstanding: 1,345,602 in 2009 and 2008	18,041,851	18,041,851
Additional Paid-In Capital	242,210	172,285
Retained Earnings (Deficit)	(6,280,239)	863,750
Accumulated Other Comprehensive Income - Unrealized
Appreciation on Available-for-Sale Securities	482,371	355,137
TOTAL SHAREHOLDERS' EQUITY	18,637,715	20,516,823
	$193,105,465	$215,489,845

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2009 and 2008

	2009	2008
INTEREST INCOME
Interest and Fees on Loans	$8,889,166	$9,598,625
Interest on Investment Securities	1,259,017	1,122,021
Other Interest Income	134,476	352,752
TOTAL INTEREST INCOME	10,282,659	11,073,398
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	514,393	688,256
Interest on Time Deposits	2,150,036	2,470,919
Other Interest Expense	1,212,181	1,671,320
TOTAL INTEREST EXPENSE	3,876,610	4,830,495
NET INTEREST INCOME	6,406,049	6,242,903
Provision for Loan and Lease Losses	5,055,722	4,245,000
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	1,350,327	1,997,903
NON-INTEREST INCOME
Service Charges on Deposit Accounts	333,583	350,763
Gain on Sale of Loans	379,186	186,816
Loan Servicing Fees, Net of Amortization	114,049	72,519
Grants and Awards	80,948	-
Loss on Writedown of Fixed Assets and Other Real Estate	(474,565)	(378,585)
Gain on Sale of Available-For-Sale Securities	246,982	-
Other Income and Fees	153,084	114,575
TOTAL NON-INTEREST INCOME	833,267	346,088
NON-INTEREST EXPENSE
Salaries and Employee Benefits	3,816,574	3,698,559
Occupancy Expenses	1,002,440	586,435
Furniture and Equipment	456,878	440,329
Data Processing	740,870	634,508
Professional Fees	478,353	420,379
Marketing and Business Development	134,580	208,621
Office Supplies and Expenses	255,609	234,266
Insurance and Regulatory Assessments	634,657	211,000
Loan and Lease Expenses	156,837	106,115
Other Expenses	598,404	580,805
TOTAL NON-INTEREST EXPENSE	8,275,202	7,121,017
(LOSS) BEFORE INCOME TAXES	(6,091,608)	(4,777,026)
Income Tax Expense (Benefit)	834,951	(928,656)
NET (LOSS)	$(6,926,559)	$(3,848,370)

Per Share Data (Notes A and N):
Net (Loss) - Basic	$(4.87)	$(3.18)
Net (Loss) - Diluted	$(4.87)	$(3.18)

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2009 and 2008

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Income	Total

Balance at
January 1, 2008	$1,083,800	689,232	$7,125,819	$108,340		$4,712,120	$108,225	$13,138,304

Exercise of stock options,
and related tax benefit
of $28,772		20,700	235,772					235,772
Issuance of common stock
in public offering, net
of offering expenses of $556,413		410,644	6,835,179					6,835,179
Issuance of common stock
in private placement, net
of offering expenses		225,026	3,845,081					3,845,081
Stock-based compensation				63,945				63,945

Comprehensive Income (Loss):
Net loss					$(3,848,370)	(3,848,370)		(3,848,370)
Net unrealized gain on
available-for-sale securities,
net of taxes of $75,207					246,912		246,912	246,912

Total Comprehensive Loss					$(3,601,458)

Balance at
December 31, 2008	$1,083,800	1,345,602	$18,041,851	$172,285		$863,750	$355,137	$20,516,823

Issuance of Series D preferred stock
to U.S. Treasury under TARP,
net of issuance costs of $48,278	$5,067,722							$5,067,722
TARP dividends paid						$(217,430)		(217,430)
Stock-based compensation				$69,925				69,925

Comprehensive Income (Loss):
Net loss					$(6,926,559)	(6,926,559)		(6,926,559)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(271,447)		$(271,447)	(271,447)
Plus net unrealized gain on
available-for-sale securities,
net of taxes of $-0-					398,681		398,681	398,681

Total Comprehensive Loss					$(6,799,325)

Balance at
December 31, 2009	$6,151,522	1,345,602	$18,041,851	$242,210		$(6,280,239)	$482,371	$18,637,715

MISSION COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(6,926,559)	$(3,848,370)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Provision (credit) for deferred income taxes	832,551	(494,803)
Depreciation	440,940	347,294
Accretion of discount on securities and loans, net	(136,294)	(177,922)
Provision for loan losses	5,055,722	4,245,000
Provision for losses on unfunded loan commitments	35,000	15,000
Stock-based compensation	69,925	63,945
(Gain) on sale of securities	(246,982)	-
Write-downs on other real estate	472,019	-
Loss on disposal or abandonment of fixed assets	2,545	378,584
Gain on loan sales	(379,186)	(186,816)
Proceeds from loan sales	6,250,455	6,038,681
Loans originated for sale	(5,780,076)	(4,026,298)
Increase in company owned life insurance	(96,293)	(94,998)
Decrease (increase) in accrued taxes receivable	617,932	(497,625)
Other, net	(308,972)	342,721
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(97,273)	2,104,393

INVESTING ACTIVITIES
Net increase in Federal Home Loan Bank and other stock	(246,050)	(651,150)
Maturity (placement) of time deposits in other banks	11,285,000	(11,160,000)
Purchase of available-for-sale securities	(34,441,942)	(14,880,260)
Proceeds from maturities, calls and paydowns of available-for-sale securities	10,399,966	7,388,852
Proceeds from sales of available-for-sale securities	9,135,234	-
Net decrease (increase) in loans	11,819,537	(30,298,532)
Purchase of company-owned life insurance	-	(404,961)
Proceeds from sale of fixed assets	-	4,708
Purchases of premises and equipment	(1,099,299)	(692,082)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	6,852,446	(50,693,425)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits and savings accounts	23,289,704	(324,416)
Net increase (decrease) in time deposits	(4,324,065)	32,695,018
Net increase (decrease) in other borrowings	(39,700,000)	17,500,000
Proceeds from issuance of common stock	-	10,916,032
Proceeds from issuance of preferred stock	5,116,000	-
Preferred stock issuance costs	(48,278)	-
Payment of dividends	(217,430)	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,884,069)	60,786,634

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,128,896)	12,197,602
Cash and cash equivalents at beginning of year	17,724,306	5,526,704
CASH AND CASH EQUIVALENTS AT END OF YEAR	$8,595,410	$17,724,306

Supplemental disclosures of cash flow information:
Interest paid	$4,039,470	$4,708,982
Taxes paid (refunds received)	(615,532)	35,000
Supplemental schedule of non-cash investing activities:
Real estate acquired by foreclosure	$1,694,801	$83,100

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

Mission Community Development Corporation

Mission Community Development Corporation (“MCDC”) is a community development corporation which provides financing for small businesses and projects in low- to moderate-income areas.  The Board of Directors of Mission Community Development Corporation consists of all members of the Board of Directors of the Company. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of MCDC were not material for the years ended December 31, 2009 or 2008.

Mission Community Services Corporation

Mission Community Services Corporation (“MCSC”), an affiliate organization, was organized in 1998 and the corporation was established as a not-for-profit company with Section 501(c)(3) status.  This company’s primary focus is to provide technical support and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  The Board of Directors of Mission Community Services Corporation includes two representatives from the Company, together with members representing the communities represented.  The accounts of MCSC are not included in the Company’s consolidated financial statements.  See Note L for additional information regarding MCSC.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”).  The Bank was in compliance with this requirement, which was $917,000 as of December 31, 2009.

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

Other-than-temporary declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost result in write-downs of the individual securities to their fair value.  The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income.  In estimating other-than-temporary impairment (“OTTI”) losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Management evaluates securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant.

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

The Bank considers a loan to be impaired when it is probably that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings.  Both non-accrual loans and troubled debt restructurings are generally considered to be impaired.  Impairment is measured based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The change in the amount of impairment is reported as either an increase or decrease in the provision for credit losses that otherwise would be reported.

Loans Held for Sale

SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate.  Net unrealized losses are recognized through a valuation allowance by charges to income.  Gains or losses realized on the sales of loans are recognized at the time of sale and are determined by the difference between the net sales proceeds and the carrying value of the loans sold, adjusted for the relative fair value of any servicing asset or liability.  Gains and losses on sales of loans are included in non-interest income.

The Bank has adopted accounting standards issued by the Financial Accounting Standards Board (“FASB”) that provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Loan Losses

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries).  Charge-offs are loans and leases, or portions of loans, deemed uncollectible and which are charged to the allowance.  Management performs, at least quarterly, an analysis of the allowance for loan losses to determine its adequacy.  In this analysis, all loans are segmented into components by loan type and internal risk rating.  Estimated loss factors are applied to each loan pool based on historical losses as well as management’s assessment of current factors that may impact these historical factors, such as changes in the local economy, changes in underwriting standards, changes in loans concentrations and trends in past due and non-performing loans.  Significant loans considered impaired by management, the Bank’s regulators or external credit review consultants are evaluated separately in the process.  In this evaluation, management reviews the borrower’s ability to repay as well as the estimated value of any underlying collateral.

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

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan loss, if necessary.  Other real estate owned is carried at the lower of the Bank’s cost basis or fair value, less estimated costs of disposition.  Fair value is based on current appraisals less estimated selling costs.  Any subsequent write-downs are charged against operating expenses and recognized as a valuation allowance.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses.

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

Income Taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  To the extent that evidence indicates deferred tax assets might not be realizable, through probable future taxable income or carry-backs to prior years, a deferred tax valuation allowance is provided.  The Company classifies any interest or penalties related to income taxes as a part of income tax expense when incurred.  No such interest or penalties were incurred for in 2008 or 2009.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Any interest and penalties related to uncertain tax positions would be recorded as part of income tax expense.

Comprehensive Income

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

Earnings Per Share (“EPS”)

EPS is computed under FASB and Emerging Issues Task Force (“EITF”) guidance that requires income per share for the Company’s common stock be calculated assuming 100% of the Company’s earnings are distributed as dividends to its common and preferred shareholders based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends.   Basic EPS is computed by dividing the resulting income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, if the result is more dilutive than basic EPS.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock-Based Compensation

The cost of equity-based compensation arrangements, including employee stock options, is recognized based on the grant-date fair value of those awards, over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  The fair value of each grant is estimated using the Black-Scholes option pricing model.

Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The guidance describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

See Note R for more information and disclosures relating to the Company’s fair value measurements.

Adoption of New Accounting Standards

Subsequent Events
In May 2009, the FASB issued guidance (“ASC 855”) which requires the effects of events that occur subsequent to the balance sheet date be evaluated through the date the financial statements are either issued or available to be issued.  Entities are to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.  Entities are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the balance-sheet date (recognized subsequent events).  Entities are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (non-recognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading.  This guidance was effective for annual financial periods ended after June 15, 2009 with prospective application.   In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”), effective immediately, which amends ASC 855 to clarify that an SEC filer is not required to disclose the date through which subsequent events have been evaluated in the financial statements. The adoption of ASU 2010-09 did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, accounting standards were revised to establish the Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”).  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for annual periods ended after September 15, 2009, and as of the effective date, all existing accounting standard documents were superseded.  Adoption of the Codification in 2009 did not have a material impact on the Company’s financial statements.

Fair Value Measurements
In April 2009, accounting standards were amended to provide additional guidance for determining the fair value of a financial asset or financial liability when the volume and level of activity for such asset or liability decreased significantly and also to provide guidance for determining whether a transaction is orderly.  The amendments were effective for annual reporting periods ended after June 15, 2009.  Adoption of the amendments in 2009 did not have a material impact on the Company’s financial statements.

In February 2008, the FASB issued instructions that delayed the effective date of fair value measurement for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008.  Adoption of the fair value measurement rules in 2009 for non-financial assets and non-financial liabilities subject to the delay did not have a material impact on Company’s financial statements.

Other-Than-Temporary Impairment
In April 2009, accounting standards were amended to provide expanded guidance concerning the recognition and measurement of other-than-temporary impairments (OTTI) of debt securities classified as available for sale or held to maturity.  The amendments require an entity to recognize in earnings the credit component of an OTTI of a debt security.  The non-credit component of the OTTI would be recognized in other comprehensive income when the entity does not intend to sell the security and it is more likely than not that the entity will not be required to sell the security prior to recovery.  Expanded disclosures are also required concerning such impairments.  The amendments were effective for annual reporting periods ended after June 15, 2009.  Adoption of the amendments in 2009 did not have a material impact on the Company’s financial statements.

New Pronouncements Not Yet Adopted

Loan Sales
In June 2009, the FASB issued a revision to its guidance on accounting for transfers of financial assets (ASC 860).  The new guidance establishes more stringent requirements for derecognition of a portion of a financial asset and creates new conditions for reporting the transfer of a portion of a financial asset as a sale.

Terms of the Bank’s SBA loan sales typically provide for limited recourse if the borrower defaults on any of the first three payments after the sale.  The revised guidance would not permit a loan transfer to the buyer to be recognized as a sale until that recourse period has expired, which would result in a  delay of approximately three months in recognizing gains on most sales of SBA loans beginning January 1, 2010, the date the Company will adopt the new guidance.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management's intent.  The amortized cost of securities and their approximate fair values at December 31 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available for Sale:
December 31, 2009:
U.S. Government agencies	$15,442,231	$40,425	$(14,139)	$15,468,517
Mortgage-backed securities	16,631,325	243,491	(40,158)	16,834,658
Municipal securities	2,917,693	61,066	(5,235)	2,973,524
Corporate debt securities	2,840,493	147,297	-	2,987,790
Asset-backed securities	1,828,299	49,624	-	1,877,923
	$39,660,041	$541,903	$(59,532)	$40,142,412

December 31, 2008:
U.S. Government agencies	$3,500,000	$70,155	$-	$3,570,155
Mortgage-backed securities	15,972,382	459,930	(24,700)	16,407,612
Municipal securities	3,581,152	-	(146,784)	3,434,368
Asset-backed securities	1,437,168	14,372	(17,836)	1,433,704
	$24,490,702	$544,457	$(189,320)	$24,845,839

During 2004, one of the Bank’s asset-backed securities was identified as “other than temporarily impaired,” and a loss reserve was established for this security.  The security is in non-accrual status, with any interest payments received being credited to the reserve.  As of December 31, 2009, the gross book value of the security was $301,000 and the reserve was $292,000, for a net book value of $9,000.  Management estimates that the fair value of this security is approximately equal to the $9,000 net book value.

The scheduled maturities of investment securities at December 31, 2009, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Within one year	$1,704,346	$1,747,982
Due in one year to five years	16,341,495	16,472,699
Due in five years to ten years	9,174,310	9,249,599
Due in greater than ten years	12,439,890	12,672,132
	$39,660,041	$40,142,412

NOTE B - INVESTMENT SECURITIES – Continued

Included in accumulated other comprehensive income at December 31, 2009 were net unrealized gains on investment securities available for sale of $482,371.  At December 31, 2008, accumulated other comprehensive income included net unrealized gains on available-for-sale securities of $355,137.  No deduction was made for income taxes on net unrealized gains as of December 31, 2009 or 2008.  During 2009, the Bank sold $9,135,234 of investment securities for net gains of $246,982.  No securities were sold in 2008.

Investment securities in a temporary unrealized loss position as of December 31, 2009 and 2008 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009:
U.S. Government agencies	$4,420,862	$14,139	$-	$-	$4,420,862	$14,139
Mortgage-backed securities	5,712,226	40,158	-	-	5,712,226	40,158
Municipal securities	875,414	5,235	-	-	875,414	5,235
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$11,008,502	$59,532	$-	$-	$11,008,502	$59,532

December 31, 2008:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	1,720,805	24,700	-	-	1,720,805	24,700
Municipal securities	3,434,368	146,784	-	-	3,434,368	146,784
Asset-backed securities	440,060	6,439	80,110	11,397	520,170	17,836
	$5,595,233	$177,923	$80,110	$11,397	$5,675,343	$189,320

As of December 31, 2009, ten securities have been in an unrealized loss position for less than one year.  No securities have been in an unrealized loss position for one year or longer as of December 31, 2009.  Other than the one impaired asset-backed security footnoted above, none of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk.

Investments securities carried at $5,133,000 and $5,121,000 as of December 31, 2009 and 2008, respectively, were pledged to secure public deposits as required by law.  As of December 31, 2009, securities carried at $6,798,000 were pledged to secure borrowings from the Federal Home Loan Bank of San Francisco, as described in Note F.

NOTE C - LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2009, 66% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 38% of the loan portfolio as of December 31, 2009.

Included in total loans are deferred loan fees (net of deferred loan origination costs) of $21,000 and $67,000 at December 31, 2009 and 2008, respectively.  As of December 31, 2009, loans totaling $114,308,000 were pledged to secure borrowings and potential borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, as described in Note F.

The following is a summary of the investment in impaired loans as of December 31, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	2009	2008
Impaired Loans:
Impaired Loans With a Related Allowance for Loan Losses	$672,355	$4,513,760
Impaired Loans With No Related Allowance for Loan Losses	5,721,257	3,970,355
Total impaired loans	$6,393,612	$8,484,115
Related Allowance for Loan Losses	$66,821	$1,342,312
Average Recorded Investment in Impaired Loans	6,312,843	4,948,951
Interest Income Recognized for Cash Payments While Impaired	184,492	243,479
Total Loans on Non-accrual	5,891,045	3,556,660
Total Loans Past Due 90 Days or More and Still Accruing	-	265,174

The Bank has no commitments to lend additional funds to customers with loans classified as troubled debt restructurings.

Following is a summary of the changes in the allowance for possible loan and lease losses for the years ended December 31:

	2009	2008

Balance at Beginning of Year	$3,942,220	$1,149,874
Additions to the Allowance Charged to Expense	5,055,722	4,245,000
Less Loans Charged Off	(3,504,436)	(1,478,652)
Plus Recoveries on Loans Previously Charged Off	43,423	25,998
Balance at End of Year	$5,536,929	$3,942,220

NOTE C - LOANS - Continued

The Bank also originates SBA-guaranteed loans for sale to institutional investors.  At December 31, 2009 and 2008 the Bank was servicing $26,879,000 and $23,229,000, respectively, in loans previously sold or participated.  The Bank has recorded servicing assets related to these sold loans of approximately $197,000 and $187,000 at December 31, 2009 and 2008, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Bank used the following assumptions for sales recorded in 2009:

Range                                       Weighted Average
Discount Rate                                                    5.75% to 8.25%                                                        6.23%
Estimated Life                                                        48 months                                                48 months

Management performs an analysis each quarter to reassess these assumptions, which are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balance of the SBA loan servicing asset for 2009 and 2008:

	2009	2008

Balance at Beginning of Year	$187,388	$252,572
Additions to the Asset	104,979	71,425
Less amortization	(95,271)	(136,609)
Balance at End of Year	$197,096	$187,388

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2009 and 2008.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of income.

NOTE D - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED

A summary of premises and equipment as of December 31 follows:

	2009	2008

Land	$976,498	$976,498
Buildings	766,943	796,633
Leasehold Improvements	1,312,691	671,142
Furniture, Fixtures, and Equipment	2,942,724	2,482,904
	5,998,856	4,927,177
Accumulated Depreciation and Amortization	(2,744,345)	(2,328,480)
Net Premises and Equipment	$3,254,511	$2,598,697

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2024.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $676,000 in 2009 and $357,000 in 2008.

NOTE D - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED - continued

At December 31, 2009, the approximate future minimum annual payments under these leases for the next five years are as follows:

2010	$687,092
2011	662,424
2012	681,561
2013	569,309
2014	519,634
Later years	5,844,755
$8,964,775

The minimum rental payments shown above are given for the existing lease obligations only and do not represent a forecast of future rents.  Future increases in rent are not included unless the increases are scheduled and currently determinable.

Included in the above table are obligations under a 15-year lease for an administrative office in San Luis Obispo, California, in which the Bank also intends to open a full-service branch at a future date.  Currently the lease provides for rentals of $38,000 per month.

In March 2008, the Bank entered into a 5-year lease for an office building in Santa Maria, California, where the Bank opened a full-service branch office in December 2008.  The current rental cost is $8,939 per month.  The lease provides for two 5-year renewal options and an option to purchase the property for a specified amount during the last two months of 2010.

Following is a summary of the changes in the balance of other real estate owned for 2009 and 2008:

	2009	2008

Balance at Beginning of Year	$83,100	$-
Real Estate Reclassified from Premises and Equipment	-	1,194,509
Write-down of Real Estate Reclassified from Premises and Equipment	(335,000)	(294,509)
Real Estate Acquired by Foreclosure	1,694,802	83,100
Write-downs of Real Estate Acquired by Foreclosure	(137,020)	-
Balance at End of Year	$2,205,882	$983,100

NOTE E - DEPOSITS

At December 31, 2009, the scheduled maturities of time deposits are as follows:

Due in One Year	$74,777,265
Due in One to Two Years	9,723,216
Due in Two to Three Years	509,173
$85,009,654

Fifteen customer relationships comprised $56.9 million, or 34.8%, of the Bank’s total deposits as of December 31, 2009.

NOTE F - OTHER BORROWINGS

Other borrowings at December 31, 2009, comprised of fixed rate advances from the Federal Home Loan Bank of San Francisco, are scheduled to mature as follows:

Maturity Date	Interest Rate	Amount
May 24, 2010	5.13%	$3,000,000
November 19, 2013	4.82%	1,000,000
December 11, 2013	4.98%	1,000,000
December 16, 2013	4.88%	1,000,000
		$6,000,000

These advances are secured by loans of approximately $86 million and securities of approximately $7 million.  Utilizing that collateral, the Bank had the capability to borrow an additional $32.6 million from the Federal Home Loan Bank of San Francisco as of December 31, 2009.  That borrowing capacity could be increased by another $15.1 million if additional securities were pledged as collateral.

As of December 31, 2009, the Bank had access to the Federal Reserve Bank of San Francisco’s (“FRB-SF”) “Discount Window” for additional secured borrowing should the need arise.  As of that date, the Bank had pledged $29.4 million of its loan portfolio to the FRB-SF, which provided the Bank with $10.8 million in additional short-term borrowing capacity.  Effective January 15, 2010, this discount window facility became available only to the extent of securities and/or loans which the Bank might place in safekeeping at FRB-SF.  On that date, no securities or loans were held in safekeeping at FRB-SF.

The Bank also has a $4.0 million unsecured borrowing line with a correspondent bank.  As of December 31, 2009, there was no balance outstanding on this line.

NOTE G - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at 3-mo. LIBOR plus 2.95% for an effective rate of 3.23% as of December 31, 2009.  The debt securities can be redeemed at par.

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

NOTE H - INCOME TAXES

The income tax expense (benefit) for the years ended December 31, 2009 and 2008 is comprised of the following:

	2009	2008
Current Taxes:
Federal	$-	$(436,253)
State	2,400	2,400
	2,400	(433,853)
Deferred	(2,615,033)	(1,620,688)
Change in Valuation Allowance	3,447,584	1,125,885
Income Tax Expense(Benefit)	$834,951	$(928,656)

A comparison of the federal statutory income tax rates to the Company’s effective income tax (benefit) follows:

	2009		2008
	Amount	Rate	Amount	Rate

Federal Tax Rate	$(2,071,147)	34.0%	$(1,624,189)	34.0%
California Franchise Taxes, Net
of Federal Tax Benefit	(439,100)	9.2%	(344,040)	7.2%
Allowance for Deferred Tax Assets	3,447,584	(72.2)%	1,125,885	(23.6)%
Interest on Municipal Securities and Loans	(90,654)	1.9%	(90,220)	1.9%
Increase in Cash Surrender Value
of Company-Owned Life Insurance	(32,740)	0.7%	(32,299)	0.7%
Other Items - Net	21,008	(0.4)%	36,207	(0.8)%
Income Tax Expense(Benefit)	$834,951	(26.8)%	$(928,656)	19.4%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

NOTE H - INCOME TAXES - Continued

The following is a summary of the components of the net deferred tax asset (liability) accounts recognized in the accompanying consolidated balance sheets:

	2009	2008
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$1,904,860	$1,476,622
Reserve for Impaired Security	120,100	113,815
Other Real Estate Owned	388,514	121,203
Interest on Non-Accrual Loans	1,705	26,417
Net Operating Loss Carryforwards	2,311,916	525,724
Charitable Contributions Carryforwards	86,161	80,700
Other	179,674	79,249
Total Deferred Tax Assets	4,992,930	2,423,730

Deferred Tax Valuation Allowance	(4,573,469)	(1,125,885)

Deferred Tax Liabilities:
Deferred Loan Costs	(210,697)	(215,485)
Depreciation Differences	(125,645)	(167,282)
Other	(83,119)	(83,117)
Total Deferred Tax Liabilities	(419,461)	(465,884)

Net Deferred Tax Assets	$-	$831,961

The valuation allowance was established because the Company’s losses in 2008 and 2009 exceeded its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years.  The Company has net operating loss carry forwards of approximately $5,514,000 for federal income and $6,112,000 for California franchise tax purposes.  The federal and California net operating loss carry forwards, to the extent not used, will expire in 2029.

As of December 31, 2009, tax years for 2006 through 2009 remain open to audit by the Internal Revenue Service and by the California Franchise Tax Board.  In the opinion of management, all significant tax positions taken, or expected to be taken, by the Company in any open tax year would more likely than not be sustained upon examination by the tax authorities.

NOTE I - STOCK OPTION PLANS

The Company adopted in 1998 a stock option plan under which 180,000 shares of the Company’s common stock may be issued.  The 1998 Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted and received shareholder approval for the Mission Community Bancorp 2008 Stock Incentive Plan.  The 2008 Plan provides for the grant of various equity awards, including stock options.  A total of 201,840 common shares may be issued under the 2008 Plan.  Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, generally for a term of ten years, with vesting occurring ratably over five years.  The Plans provide for acceleration of vesting of all options upon change in control of the Bank.  The Bank recognized in 2009 and 2008 stock-based compensation of $70 thousand and $64 thousand, respectively.  No income tax benefits related to that stock-based compensation were recognized in 2009 or 2008.

On May 27, 2008, the Company granted to the Bank’s two most senior officers options to purchase a total of 41,064 shares of common stock at an exercise price of $18.00 per share.  These non-qualified stock options were granted under the 2008 Plan, vest over five years, and expire ten years after the date of grant.  The fair value ascribed to those options, using the Black-Scholes option pricing model, was $4.58 per share, or a total of $188,073.  No options were granted in 2009.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2009 and changes during the year is presented below:

			Weighted-		Aggregate
		Weighted-	Average		Intrinsic
		Average	Remaining		Value of
		Exercise	Contractual		In-the-Money
	Shares	Price	Term		Options
Outstanding at Beginning of Year	89,564	$16.24
Granted	-
Exercised	-
Forfeited/Expired	(2,000)
Outstanding at End of Year	87,564	$16.44	5.6	Years	$-

Options Exercisable at Year-End	51,413	$14.86	3.8	Years	$-

The total intrinsic value of options exercised during the year ended December 31, 2008 was $110,000.  No options were exercised in 2009.

As of December 31, 2009, the Company has unvested options outstanding with unrecognized compensation expense totaling $128 thousand, which is scheduled to be recognized as follows (in thousands):

2010                                                                   $  38
2011                                                                       37
2012                                                                       38
2013                                                                       15
Total unrecognized compensation cost      $128

NOTE J – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was approximately $36,000 in 2009 and $90,000 in 2008.

NOTE K - PREFERRED AND COMMON STOCK

Series A Preferred Stock – the Series A Preferred Stock has a $5.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one-half share of voting common stock of the Company.  Series A shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock.  Series A shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a one-for-two exchange).  These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

Series B Preferred Stock – the Series B Preferred Stock has a $10.00 stated value and is non-voting, non-convertible and non-redeemable.  Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions.  Additionally, in the event of a specified “change in control event” (including certain mergers or sales of assets), holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company.  These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to an investment from the National Community Investment Fund (“NCIF”).  In connection with this investment, NCIF also purchased 29,500 shares of the Company’s common stock for $10.00 per share.  As part of the investment agreement, the Company by covenant agreed that so long as NCIF or any successor owns and holds any of the Shares to remain a CDFI and to meet certain reporting requirements.

Series C Preferred Stock – the Series C Preferred Stock has $10.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one share of voting common stock of the Company.  Series C shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a one-to-one exchange) in any dividends declared on the Company’s common stock.  Series C shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series C shares will be entitled to a liquidation preference of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) before the holders of common stock receive any distributions.  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.

NOTE K - PREFERRED AND COMMON STOCK (continued)

Series D Preferred Stock – On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of a new Series D Fixed Rate Cumulative Perpetual Preferred Stock (the “Series D Preferred”) having a liquidation preference of $1,000 per share.  This transaction was a part of the Capital Purchase Program of the Treasury’s Troubled Asset Relief Program (TARP).  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.  The Series D Preferred pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter. The Series D Preferred may not be redeemed during the first three years after issuance except from the proceeds of a “Qualified Equity Offering.”  Thereafter, Mission Community Bancorp may elect to redeem the Series D Preferred at the original purchase price plus accrued but unpaid dividends, if any.

Common Stock – As of December 31, 2009 and 2008, the Company had 1,345,602 shares of common stock outstanding.

On December 22, 2009, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Carpenter Fund Manager GP, LLC, (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).  Pursuant to the Agreement the Manager has agreed to cause the Investors to purchase an aggregate of 3,040,000 shares of the Company’s authorized but unissued common stock, with each share of common stock paired with a warrant to purchase one additional share of common stock.  Each “unit” of one common share and one warrant would be purchased for $5.00.  The warrants are exercisable for a term of ten years from issuance at an exercise price of $5.00 per share and contain customary anti-dilution provisions.

The Agreement contemplates that the Units will be purchased in two separate closings.  At the first closing the Investors will purchase an aggregate of 2,000,000 shares of Common Stock, paired with warrants to purchase 2,000,000 shares of Common Stock, for an aggregate purchase price of $10 million.  At the second closing, the Investors will purchase an aggregate of 1,040,000 shares of Common Stock, paired with warrants to purchase 1,040,000 shares of Common Stock, for an aggregate purchase price of $5,200,000.  The Agreement further provides that the Company will conduct a rights offering to its existing shareholders following the initial closing, which is currently anticipated in the second quarter of 2010, pursuant to which each shareholder will be offered the right to purchase additional shares of common stock, paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  The warrants issuable in the rights offering will also be for a term of 10 years and will be exercisable at a price of $5.00 per share.

 The sale of the units is subject to receipt of all required regulatory approvals and the closings are subject to other customary conditions, such as satisfactory completion of the Manager’s due diligence review.  In addition, the second closing is contingent upon the approval of the Company and the Manager of the Company’s redemption of the TARP Preferred Stock (Series D), as well as the receipt of all regulatory and other approvals required with respect to a redemption of the TARP Preferred Stock.

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

The following is a summary of the activity in these loans:

	2009	2008

Balance at the beginning of the year	$4,986,295	$2,498,900
New loans and advances	112,254	3,187,523
Repayments	(1,938)	(700,128)
Reclassifications (persons no longer considered related parties)	(4,891,364)	-
Balance at the end of the year	$205,247	$4,986,295

Deposits from related parties held by the Bank totaled approximately $1,714,000 at December 31, 2009, and $4,761,000 at December 31, 2008.

During 2003, Bancorp pledged a $250,000 certificate of deposit in an unaffiliated bank as collateral for borrowings of MCSC under a line of credit.  The certificate matured in 2008 and was replaced by a certificate for $75,000, which has been pledged as collateral for the line of credit.  As of December 31, 2009, MCSC had borrowed $40,000 on the line.  No potential liability was recognized by Bancorp as of December 31, 2009, because the outstanding balance on the line is expected to be repaid with funds to be received from other sources, including a grant program through the U.S. Small Business Administration.  During 2009 Bancorp made cash contributions to MCSC totaling $709.  No cash contributions were made to MCSC during 2008.

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2009	2008

Commitments to Extend Credit	$18,219,000	$28,427,000
Standby Letters of Credit	301,000	304,000
	$18,520,000	$28,731,000

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

The Bank has established an allowance for possible losses on unfunded loan commitments in the amount of $105,000, which is included in other liabilities in the consolidated balance sheets.  To date, no losses have been charged against this allowance.

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

NOTE N - EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net income (loss) and shares outstanding to the income (loss) and number of shares used in the computation of earnings (loss) per share:

	2009	2008

Average common shares outstanding
during the year (used for basic EPS)	1,345,602	1,090,569
Dilutive effect of outstanding stock options	-	-
Average common shares used for diluted EPS	1,345,602	1,090,569

Net (loss)	$(6,926,559)	$(3,848,370)
Less (loss) and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(487,278)	(317,766)
Non-convertible preferred (Series B)	(99,892)	(65,142)
Non-convertible TARP preferred (Series D)	217,430	-
Total loss allocated to preferred stock	(369,740)	(382,908)
Net (loss) allocated to common stock	$(6,556,819)	$(3,465,462)

Basic earnings (loss) per common share	$(4.87)	$(3.18)
Diluted earnings (loss) per common share	(4.87)	(3.18)

All stock options were excluded from the diluted EPS computation in 2009 and 2008 because any options would have an anti-dilutive effect on the net loss.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$22,053	14.22%	$15,509	10.0%	$12,407	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,069	12.94%	$9,306	6.0%	$6,204	4.0%
Tier 1 Capital (to Average Assets)	$20,069	9.59%	$10,462	5.0%	$8,369	4.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any dividends or other capital distributions made during those periods.  Under this rule, due to the Bank’s 2008 and 2009 net losses, regulatory approval is required as of December 31, 2009, for any dividend distributions from the Bank to Bancorp.  However, dividend distributions from the Bank would not downgrade the Bank’s prompt corrective action status from well-capitalized to adequately-capitalized unless they exceeded $6,994,000.

NOTE O - REGULATORY MATTERS – continued

The California Corporation Law provides that a corporation, such as Bancorp, may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  In the event that sufficient retained earnings are not available for the proposed distribution, under the law a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1.25 times its current liabilities.

NOTE P - GRANTS AND AWARDS

In 2009 the Bank received an $81 thousand grant from the Bank Enterprise Award program of the Department of the Treasury, based on lending activity of the Bank in 2008.  That grant was recognized in non-interest income in 2009.

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

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS
	2009	2008
ASSETS
Cash	$842,766	$1,468,589
Deposits in other banks	75,000	75,000
Investment in subsidiary bank	20,570,694	21,531,964
Other real estate owned	565,000	-
Other assets	104,628	645,066
TOTAL ASSETS	$22,158,088	$23,720,619
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debentures	$3,093,000	$3,093,000
Due to Mission Community Bank	377,433	26,889
Other liabilities	49,940	83,907
TOTAL LIABILITIES	3,520,373	3,203,796
TOTAL SHAREHOLDERS' EQUITY	18,637,715	20,516,823
	$22,158,088	$23,720,619

NOTE Q - MISSION COMMUNITY BANCORP (Parent Company Only) – Continued

CONDENSED STATEMENTS OF INCOME
	2009	2008
Interest income	$22,604	$26,668
Interest expense	116,092	220,335
Net interest (expense)	(93,488)	(193,667)
Dividends received from subsidiary	-	-
Less contributions to Mission Community Services Corp.	709	-
Less other expenses	557,933	286,998
(Loss) before taxes	(652,130)	(480,665)
Income tax (benefit)	-	(92,080)
(Loss) before equity in undistributed income of subsidiary	(652,130)	(388,585)
Equity in undistributed (loss) of subsidiary	(6,274,429)	(3,459,785)
Net (loss)	$(6,926,559)	$(3,848,370)

CONDENSED STATEMENTS CASH FLOWS
	2009	2008
Operating activities:
Net (loss)	$(6,926,559)	$(3,848,370)
Adjustments to reconcile net (loss)
to net cash provided by (used in) operating activities:
Loss of subsidiary	6,274,429	3,459,785
Amortization expense	-	12,925
Write-downs on other real estate	250,000	-
Income tax refunds received	615,532	-
Other, net	241,483	122,923
Net cash provided by (used in) operating activities	454,885	(252,737)
Investing activities:
Investment in certificate of deposit	-	(75,000)
Maturity of certificate of deposit	-	250,000
Purchase of other real estate from subsidiary	(815,000)	-
Investment in subsidiary	(5,116,000)	(9,428,771)
Net cash (used in) investing activities	(5,931,000)	(9,253,771)
Financing activities:
Proceeds from issuance of common stock	-	10,916,032
Proceeds from issuance of preferred stock	5,116,000	-
Preferred stock issuance costs	(48,278)	-
Common stock repurchased	-	-
Cash dividends paid	(217,430)	-
Net cash provided by financing activities	4,850,292	10,916,032
Net increase (decrease) in cash	(625,823)	1,409,524
Cash at beginning of year	1,468,589	59,065
Cash at end of year	$842,766	$1,468,589

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

In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in Level 3 of the valuation hierarchy. For instance, the Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Prior to 2008, the Bank had used a pricing method for this security that would be considered Level 2 pricing.  Effective January 1, 2008, the Bank concluded that Level 3 pricing was more appropriate for this security, given the lack of observable inputs to the estimation process.  Due to the illiquidity in the secondary market for this security, this fair value estimate cannot be corroborated by observable market data.  This change in estimate resulted in a reduction in the fair value of this security by $168 thousand as of January 1, 2008.  Because this security remains in the available-for-sale portfolio, this change in estimate was included in other comprehensive income (loss) but had no effect on reported net income (loss).  With the exception of this one security, all of the Bank’s securities were classified in Level 2.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value.  The fair value of loans held for sale is determined using quoted market prices for similar assets (Level 2).

SBA Loan Servicing Rights: SBA loan servicing rights are initially recorded at fair value in accordance with FASB guidance regarding accounting for transfers of financial assets.  Subsequent measurements of servicing assets use the amortization method, which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.  Loan servicing rights are evaluated for impairment subsequent to initial recording.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, risk grade and loan type.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  SBA loan servicing rights do not trade in an active market with readily observable prices. Accordingly, the Bank determines the fair value of loan servicing rights by estimating the present value of the future cash flows associated with the loans being serviced. Key economic assumptions used in measuring the fair value of loan servicing rights include prepayment speeds and discount rates. While market-based data is used to determine the input assumptions, the Bank incorporates its own estimates of assumptions market participants would use in determining the fair value of loan servicing rights (Level 3).

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

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.  Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect an expectation of the amount to be ultimately collected (Level 3).

NOTE R - FAIR VALUE MEASUREMENT – Continued
The following table provides the hierarchy and fair value for each major category of assets and liabilities measured at fair value:

As of December 31, 2009:	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total
Assets measured at fair value on a recurring basis:
Securities Available for Sale	$-	$40,133,869	$8,543	$40,142,412
Assets measured at fair value on a non-recurring basis:
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$-	$-	$3,802,545	$3,802,545
Non-financial assets measured at fair value on a non-recurring basis:
Other Real Estate Owned	$-	$-	$2,205,882	$2,205,882

As of December 31, 2008:

Assets measured at fair value on a recurring basis:
Securities Available for Sale	$-	$24,813,494	$32,345	$24,845,839
Assets measured at fair value on a non-recurring basis:
Collateral-Dependent Impaired Loans, Net of Specific Reserves	$-	$-	$4,723,314	$4,723,314
Non-financial assets measured at fair value on a non-recurring basis:
Other Real Estate Owned	$-	$-	$983,100	$983,100

SBA loan servicing rights, which are carried at the lower of cost or fair value, have resulted in no write-down or valuation allowance as of December 31, 2009.

Collateral-dependent impaired loans, which are measured for impairment using the fair value of the collateral, had a carrying value of $5,332,921, with a specific reserve of $36,934, as of December 31, 2009.  As of December 31, 2008, collateral-dependent impaired loans had a carrying value of $8,484,115, with a specific reserve of $1,342,312.

NOTE R - FAIR VALUE MEASUREMENT – Continued

For those properties held in other real estate owned and carried at fair value, write-downs of $472,019 and $0 were recorded as an adjustment to current earnings through non-interest income in 2009 and 2008.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Available-For-Sale Securities
	2009	2008
Balance at beginning of year	$32,345	$ -
Transfers into Level 3	91,505	226,899
Total Gains (Losses):
Included in Income (Loss)	-	-
Unrealized Gains (Losses) Included in Other Comprehensive Income (Loss)	-	(168,493)
Purchases	-	-
Settlements	-	-
Paydowns and maturities	(115,307)	(26,061)
Ending at end of year	$8,543	$ 32,345

Total unrealized gains (losses) for the period relating to assets still held at the reporting date	$-	$(168,493)

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with banks.  The fair values of investment securities, including available-for-sale, are generally based on quoted matrix pricing.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

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

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$8,595,000	$8,595,000	$7,804,000	$7,804,000
Federal funds sold	-	-	9,920,000	9,920,000
Interest-bearing deposits in other banks	425,000	425,000	11,710,000	11,710,000
Investment securities	40,142,000	40,142,000	24,846,000	24,846,000
Loans, net	130,873,000	132,763,000	149,369,000	150,476,000
Federal Home Loan Bank and other stocks	3,003,000	3,003,000	2,757,000	2,757,000
Company owned life insurance	2,886,000	2,886,000	2,789,000	2,789,000
Accrued interest receivable	730,000	730,000	824,000	824,000

Financial Liabilities:
Deposits	163,770,000	164,174,000	144,804,000	145,206,000
Other borrowings	6,000,000	6,259,000	45,700,000	46,484,000
Junior subordinated debt securities	3,093,000	3,090,000	3,093,000	3,211,000
Accrued interest and other liabilities	1,605,000	1,605,000	1,376,000	1,376,000

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s accountants regarding accounting and financial disclosure.

Item 9AT.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation as of December 31, 2009, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 15a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2009.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and interpretive guidance provided by the Securities and Exchange Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 12 to 24 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board’s Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Based on internal audits performed in 2008 and 2009, neither management nor the Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board’s Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement, which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2009, the Bank is not operating under any formal agreement with the FRB or DFI.

Finally, internal controls and financial reporting are reviewed by independent registered public accountants on an annual basis.  These audited reports, including any recommendations for improvements in accounting or internal controls, are presented to management and the Board’s Audit Committee.  As of December 31, 2009, the Company’s independent registered public accountants have certified the audited financial statements of the Company, with no material weaknesses identified in internal controls or financial reporting.
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

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Company has adopted a Code of Conduct (Code of Ethics) that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer.

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.  Therefore, the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, are not subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.  The remainder of the information required under this Item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 11.  Executive Compensation

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 11 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” above.  The other information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 15. Exhibits

Exhibit Index:
Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Bylaws (B)(S)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust Mission Community Capital Trust I dated October 10, 2003 (E)
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
10.23
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which include the Securities Purchase Agreement—Standard Term attached thereto, with respect to the issuance and sale of the Series D. Preferred Stock (R)

10.24	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
14	Code of Ethics (T)
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A)Included in the Company’s Form 8-K filed on December 18, 2000
(B)Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)Included in the Company’s Form 10-QSB filed August 12, 2002
(D)Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)Included in the Company’s Form 8-K filed on October 21, 2003
(F)Included in the Company’s Form 10-QSB filed on August 10, 2004
(G)Included in the Company’s Form 8-K filed on January 19, 2005
(H)Included in the Company’s Form 8-K filed on February 17, 2005
(I)Included in the Company’s Form 10-QSB filed on August 14, 2006
(J)Included in the Company’s Form 8-K filed on June 13, 2007
(K)Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007
(L)Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007
(M)Included in the Company’s Form 8-K filed on August 14, 2007
(N)Included in the Company’s Form 8-K filed on October 23, 2007
(O)Included in the Company’s Form 10-KSB filed on March 28, 2008
(P)Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)Included in the Company’s Form 8-K filed on December 30, 2008
(R)Included in the Company’s Form 8-K filed on January 14, 2009
(S)Included in the Company’s Form 10-Q filed on August 14, 2009
(T)Included in the Company’s Form 10-K filed on March 16, 2009
(U)Included in the Company’s From 8-K filed on December 24, 2009
(V)Included in the Company’s Form 8-K filed on March 22, 2010
(W)Included in the Company’s Form 8-K filed on March 26, 2010

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
Dated:    April 14, 2010

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:    April 14, 2010

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Bruce M. Breault	Director	April 14, 2010
BRUCE M. BREAULT
/s/ William B. Coy	Chairman of the Board	April 14, 2010
WILLIAM B. COY
Director
HOWARD N. GOULD
/s/ Richard Korsgaard	Director	April 14, 2010
RICHARD KORSGAARD
/s/ Ronald B. Pigeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2010
RONALD B. PIGEON
/s/ Anita M. Robinson	Director, President and Chief Executive Officer (Principal Executive Officer)	April 14, 2010
ANITA M. ROBINSON
/s/ Gary E. Stemper	Director	April 14, 2010
GARY E. STEMPER
/s/ Brooks W. Wise	Director	April 14, 2010
BROOKS W. WISE
/s/ Karl F. Wittstrom	Director	April 14, 2010
KARL F. WITTSTROM
/s/ Stephen P. Yost	Director	April 14, 2010
STEPHEN P. YOST