Form 10-Q
period 2010-03-31
MISSION COMMUNITY BANCORP
filed 2010-05-24
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)
California	77-0559736
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

3380 S. Higuera St., San Luis Obispo, California  93401
(Address of principal executive offices)
(805) 782-5000
Issuer’s telephone number

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  3,345,602 shares of common stock outstanding as of May 7, 2010.

Index

Mission Community Bancorp
March 31, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
March 31, 2010, December 31, 2009 and March 31, 2009

Condensed Consolidated Statements of Income
for the Three-Month Periods Ended March 31, 2010 and 2009

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Three-Month Periods Ended March 31, 2010 and 2009

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2010 and 2009

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
Item 4.  Reserved
Item 5.  Other Information
Item 6.  Exhibits

Index

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)

	March 31, 2010	December 31, 2009	March 31, 2009
Assets
Cash and due from banks	$13,900	$8,595	$3,147
Federal funds sold	-	-	28,005
Total cash and cash equivalents	13,900	8,595	31,152
Interest-bearing deposits in other banks	400	425	11,710
Investment securities available for sale	40,662	40,142	20,693

Loans held for sale	771	904	1,414

Loans, net of unearned income	131,714	135,507	152,932
Less allowance for loan losses	(5,080)	(5,537)	(4,038)
Net loans	126,634	129,970	148,894

Federal Home Loan Bank stock and other stock, at cost	3,003	3,003	2,757
Premises and equipment	3,335	3,255	2,661
Other real estate owned	1,500	2,206	983
Company owned life insurance	2,909	2,886	2,813
Accrued interest and other assets	1,847	1,721	3,055
Total Assets	$194,961	$193,107	$226,132

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$22,194	$24,616	$21,479
Money market, NOW and savings	57,979	54,145	38,008
Time certificates of deposit	85,178	85,010	101,605
Total deposits	165,351	163,771	161,092
Other borrowings	6,000	6,000	35,300
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	2,234	1,605	1,076
Total liabilities	176,678	174,469	200,561
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	5,068	5,072
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at March 31, 2010;
December 31, 2009 and March 31, 2009	18,042	18,042	18,042
Additional paid-in capital	251	242	187
Retained earnings (deficit)	(6,730)	(6,280)	1,042
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities	568	482	144
Total shareholders' equity	18,283	18,638	25,571
Total Liabilities and Shareholders' Equity	$194,961	$193,107	$226,132

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Interest Income
Interest and fees on loans	$2,058	$2,331
Interest on investment securities	309	259
Other interest income	7	93
Total interest income	2,374	2,683
Interest Expense
Interest on money market, NOW and savings deposits	119	153
Interest on time certificates of deposit	338	650
Other interest expense	99	399
Total interest expense	556	1,202
Net interest income	1,818	1,481
Provision for loan losses	200	300
Net interest income after provision for loan losses	1,618	1,181
Non-interest income
Service charges on deposit accounts	82	82
Gain on sale of loans	-	62
Brokered loan fees	-	-
Loan servicing fees, net of amortization	34	25
Grants and awards	-	-
Gain on sale of available-for-sale securities	58	239
Loss or writedown of fixed assets or other real estate	(106)	-
Other income and fees	39	28
Total non-interest income	107	436
Non-interest expense
Salaries and employee benefits	923	979
Occupancy expenses	300	172
Furniture and equipment	124	111
Data processing	188	186
Professional fees	134	95
Marketing and business development	29	34
Office supplies and expenses	57	70
Insurance and regulatory assessments	204	57
Loan and lease expenses	34	32
Provision for securities losses	-	-
Provision for unfunded commitments	-	35
Other expenses	118	121
Total non-interest expense	2,111	1,892
Income (loss) before income taxes	(386)	(275)
Income tax expense (benefit)	-	(479)
Net income (loss)	$(386)	$204
Net income (loss) applicable to common stock	$(413)	$163

Per Common Share Data:
Net Income (Loss) - Basic	$(0.31)	$0.12
Net Income (Loss) - Diluted	$(0.31)	$0.12

Average common shares outstanding - basic	1,345,602	1,345,602
Average common shares outstanding - diluted	N/A	1,347,744

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional		Retained	Other
	Preferred	Common Stock		Paid-In	Comprehensive	Earnings	Comprehensive
	Stock	Shares	Amount	Capital	Income	(Deficit)	Income(Loss)	Total

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $44	5,072							5,072

Dividends declared and paid
on Series D preferred stock						(26)		(26)

Stock-based compensation				15				15

Comprehensive income:
Net (loss)					$204	204		204
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(285)		(285)	(285)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $100	-	-	-	-	74	-	74	74
Total comprehensive income (loss)					$(7)

Balance at March 31, 2009	$6,156	1,345,602	$18,042	$187		$1,042	$144	$25,571

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638

Dividends declared and paid
on Series D preferred stock						(64)		(64)

Stock-based compensation				9				9

Comprehensive income (loss):
Net (loss)					$(386)	(386)		(386)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	108	-	108	108
Total comprehensive income (loss)					$(300)

Balance at March 31, 2010	$6,152	1,345,602	$18,042	$251		$(6,730)	$568	$18,283

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Operating Activities
Net income (loss)	$(386)	$204
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	133	105
Accretion of discount on securities and loans, net	(23)	(35)
Provision for credit losses	200	300
Provision for losses on unfunded loan commitments	-	35
Stock-based compensation	9	15
Gain on sale of securities	(58)	(239)
Gain on loan sales	-	(62)
Writedown of other real estate owned	106	-
Increase in company-owned life insurance	(23)	(24)
Net increase in accrued taxes receivable	-	(479)
Other, net	503	(298)
Proceeds from loan sales	2,920	2,184
Loans originated for sale	(2,041)	(2,265)
Net cash provided by (used in) operating activities	1,340	(559)
Investing Activities
Net change in Federal Home Loan Bank and other stock	-	-
Net decrease (increase) in deposits in other banks	25	-
Purchase of available-for-sale securities	(3,967)	(4,448)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,536	1,017
Proceeds from sales of available-for-sale securities	58	7,726
Net decrease (increase) in loans	2,409	(1,074)
Purchases of premises and equipment	(213)	(168)
Proceeds from sale of other real estate owned	600	-
Net cash provided by investing activities	2,448	3,053
Financing Activities
Net increase in demand deposits and savings accounts	1,413	4,017
Net increase in time deposits	168	12,271
Net increase (decrease) in other borrowings	-	(10,400)
Proceeds from issuance of preferred stock under TARP-CPP, net	-	5,072
Payment of TARP-CPP dividends	(64)	(26)
Net cash provided by financing activities	1,517	10,934
Net increase in cash and cash equivalents	5,305	13,428
Cash and cash equivalents at beginning of year	8,595	17,724
Cash and cash equivalents at end of period	$13,900	$31,152

Supplemental disclosures of cash flow information:
Interest paid	545	1,247
Taxes paid	-	-

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2009, which was filed on April 15, 2010.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2010 and 2009 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

Management has determined that because all of the commercial banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.

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

The Company accounts for equity-based compensation arrangements, including employee stock options, using the “modified prospective method,” where stock-based compensation expense is recognized using the fair value based method for all new awards granted after January 1, 2006.

During the three-month periods ended March 31, 2010 and 2009, the Bank recognized pre-tax stock-based compensation expense of $9,000 and $15,000, respectively.  As of March 31, 2010, the Company has unvested options outstanding with unrecognized compensation expense totaling $119,000, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2010              $  29
2011                                                                       38
2012                                                                       37
2013                                                                       15
Total unrecognized compensation cost      $119

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2010:
U.S. Government agencies	$13,940	$18	$(2)	$13,956
Mortgage-backed securities	20,356	415	(19)	20,752
Municipal securities	2,917	55	(20)	2,952
Corporate debt securities	2,878	121	-	2,999
Asset-backed securities	3	-	-	3
	$40,094	$609	$(41)	$40,662

December 31, 2009:
U.S. Government agencies	$15,442	$40	$(14)	$15,468
Mortgage-backed securities	16,631	244	(40)	16,835
Municipal securities	2,918	61	(6)	2,973
Corporate debt securities	2,841	147	-	2,988
Asset-backed securities	1,828	50	-	1,878
	$39,660	$542	$(60)	$40,142

The scheduled maturities of investment securities at March 31, 2010, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$2,147	$2,171
Due in one year to five years	14,399	14,507
Due in five years to ten years	8,738	8,940
Due in greater than ten years	14,810	15,044
	$40,094	$40,662

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010:
U.S. Government agencies	$998	$2	$-	$-	$998	$2
Mortgage-backed securities	4,473	19	-	-	4,473	19
Municipal securities	1,221	20	-	-	1,221	20
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$6,692	$41	$-	$-	$6,692	$41

December 31, 2009:
U.S. Government agencies	$4,421	$14	$-	$-	$4,421	$14
Mortgage-backed securities	5,712	40	-	-	5,712	40
Municipal securities	875	6	-	-	875	6
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$11,008	$60	$-	$-	$11,008	$60

As of March 31, 2010, ten securities have been in an unrealized loss position for less than twelve months and none for more than twelve months.  The unrealized losses relate principally to market rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of March 31, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of March 31, 2010 are other than temporarily impaired.

During the first quarters of 2010 and 2009, the Bank sold $5,532,000 and $7,487,000 of investment securities for net gains of $58,000 and $239,000, respectively.

As of March 31, 2010, investment securities carried at $6,831,000 and $6,465,000, respectively, were pledged to secure public deposits as required by law, and borrowings from the Federal Home Loan Bank of San Francisco.

Note 4 — Loans

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of March 31, 2010, loans totaling $80,997,000 were pledged to secure borrowings and potential borrowings from the Federal Home Loan Bank of San Francisco.

Following is a summary of the investment in impaired loans as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	March 31, 2010	December 31, 2009	March 31, 2009
Impaired loans:
Impaired loans with a related allowance for loan losses	$1,663,026	$672,355	$4,137,693
Impaired loans with no related allowance for loan losses	3,184,844	5,721,257	1,171,596
Total impaired loans	$4,847,870	$6,393,612	$5,309,289
Related allowance for loan losses	$57,425	$66,821	$1,006,255
Average recorded investment in impaired loans	5,620,741	5,677,877	6,896,702
Interest income recognized for cash payments while impaired	54,349	184,492	50,148
Total loans on non-accrual	4,287,832	5,891,045	3,419,741
Total loans past due 90 days or more and still accruing	-	-	797,997

Following is a summary of the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	March 31, 2010	March 31, 2009
Balance at beginning of year	$5,536,929	$3,942,220
Additions to the allowance charged to expense	200,000	300,000
Less loans charged off	(687,354)	(210,497)
Plus recoveries on loans previously charged off	30,817	6,482
Balance at end of period	$5,080,392	$4,038,205

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

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2010, as compared with a $479 thousand tax benefit for the same period in 2009.  In the first quarter of 2009 the Company recognized a $479 thousand benefit representing a reduction in the Bank’s deferred tax valuation allowance, which was first established in 2008.  In conjunction with the filing of its 2008 income tax return in the third quarter of 2009, management reassessed its net operating loss carry-back potential and the probability of realizing those deferred tax assets.  As a result of that reassessment, the deferred tax valuation allowance was restored to its December 31, 2008 level, and all tax benefits recognized earlier in 2009 were reversed in the third quarter.

Note 7 — Fair Value Measurement

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

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

For some assets or liabilities, the inputs used to measure fair value may fall into more than one level of the fair value hierarchy.  In such cases, the asset or liability is identified based on the lowest level input that is significant to the fair value measurement.  The Bank’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
March 31, 2010:	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$40,659	$3	$40,662
December 31, 2009:
Available-for-sale securities	$-	$40,133	$9	$40,142

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  The Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Due to the illiquidity in the secondary market for this security and lack of observable inputs to the estimation process, the fair value estimate cannot be corroborated by observable market data; therefore, management has concluded that Level 3 pricing was more appropriate for this security.  There were no changes in the valuation techniques used during 2010 or 2009 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2010.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
March 31, 2010:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net
of specific reserves	$-	$-	$3,606	$3,606	$(28)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	1,500	$1,500	$(106)

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2009:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net
of specific reserves	$-	$-	$4,346	$4,346	$(1,302)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	2,206	$2,206	$(472)

The following methods were used to estimate the fair value of each class of assets above.  The fair value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less estimated costs to sell if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Impaired loans were remeasured and reported at fair value through specific valuation allocations of the allowance for loan losses and/or partial charge-offs of the impaired loans.

The fair value of other real estate is based on the values obtained through property appraisals, which can include observable and unobservable inputs.  Other real estate fair values are categorized as Level 3 due to ongoing real estate conditions resulting in inactive market data, which in turn, required the use of unobservable inputs and assumptions in fair value measurements.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2010 and 2009:

(in thousands)	Level 3 Securities Available for Sale
	Three Months Ended March 31
	2010	2009
Balance at beginning of year	$9	$32
Transfers into Level 3	-	-
Unrealized gains (losses)
included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements	-	-
Paydowns and maturities	(6)	(6)
Balance at end of period	$3	$26

The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets.  The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other banks.  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of values provided by brokers.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.  The carrying value of accrued interest receivable approximates fair value and the fair value of Company owned life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.

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

The estimated fair value of financial instruments is summarized as follows:

	March 31, 2010
	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$13,900	$13,900
Federal funds sold	-	-
Interest-bearing deposits in other banks	400	400
Investment securities	40,662	40,662
Loans, net	127,405	129,205
Federal Home Loan Bank and other stocks	3,003	3,003
Company owned life insurance	2,909	2,909
Accrued interest receivable	876	876

Financial Liabilities:
Deposits	165,351	165,703
Other borrowings	6,000	6,235
Junior subordinated debt securities	3,093	2,428
Accrued interest and other liabilities	2,234	2,234

Note 8 — Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860, Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 5, 2009. Management adopted the provisions of this standard on January 1, 2010.

Terms of the Bank’s SBA loan sales typically provide for limited recourse if the borrower defaults on any of the first three payments after the sale.  The revised guidance does not permit a loan transfer to the buyer to be recognized as a sale until that recourse period has expired, which results in a  delay of approximately three months in recognizing gains on most sales of SBA loans beginning January 1, 2010, the date the Company adopted the new guidance.  Therefore, no gains on the sale of SBA loans have been recognized in the first three months of 2010.  Subject to the limited recourse mentioned above, gains on the sale of SBA loans sold during the first quarter of 2010 will be recognized in the second quarter of 2010.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 009-16, Transfers and Servicing (ASC Topic 860): Accounting for Transfers of Financial Assets, which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 66.  This update reflects the Board’ response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’ ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 5, 2009. Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”: Improving Disclosures about Fair Value Measurements (“ASU 10-06”).  ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 7—Fair Value Measurement.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 5, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Note 9 — Subsequent Event

On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement dated December 22, 2009, as amended (the “Securities Purchase Agreement”), by and between the Company and Carpenter Fund Manager GP, LLC (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).   At the Initial Closing the Investors purchased an aggregate of 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock of the Company for an aggregate purchase price of $10 million.  The warrants are exercisable for a term of ten years from issuance at an exercise price of $5.00 per share and contain customary anti-dilution provisions.  Under the terms of the Securities Purchase Agreement, the Investors have the right to purchase, in a “Second Closing,” up to an additional 1,040,000 shares of the Company’s common stock, with each share of common stock paired with a warrant exercisable at a price of $5.00 per share of common stock, for an aggregate purchase price of $5.2 million.

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Initial Closing, the Manager is the beneficial owner of 2,333,334 shares of the common stock of the Company (not including warrants) or 69.7% of the issued and outstanding shares.

The sale of the units in the Second Closing is contingent upon the approval of the Company and the Manager of the Company’s redemption of the TARP Preferred Stock (Series D), as well as the receipt of all regulatory and other approvals required with respect to a redemption of the TARP Preferred Stock, as well as certain other customary closing conditions.

The Agreement further provides that the Company will conduct a rights offering to its existing shareholders following the Initial Closing, pursuant to which each shareholder will be offered the right to purchase additional shares of common stock, paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  The rights offering is currently anticipated in the third quarter of 2010.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(386) thousand for the first quarter of 2010, as compared with net income of $204 thousand for the first quarter of 2009.  The factors resulting in the 2010 loss will be discussed below.

•
Net interest income for the three-month period ended March 31, 2010, increased by $337 thousand, or 23%, from the comparable period in 2009, primarily due to a $35 million decrease in the volume of borrowed funds, but also due to declining rates on certificates of deposit.  As a result, the net interest margin climbed 109 basis points from the first quarter of 2009.

•	The provision for loan losses decreased by $100 thousand from the first quarter of 2009 to the same quarter in 2010.

•
For the three months ended March 31, 2010, non-interest income decreased by $329 thousand from the same period in 2009.  Factors contributing to this decline are discussed in the Non-Interest Income section below.

•	Non-interest expense increased by $219 thousand for the first quarter of 2010, as compared to the first quarter of 2009. See Non-Interest Expense below.

•
For the first three months of 2009 the Company recognized a $479 thousand benefit representing a reduction in the Bank’s deferred tax valuation allowance, which was first established in 2008.  In conjunction with the filing of its 2008 income tax return in the third quarter of 2009, management reassessed its net operating loss carry-back potential and the probability of realizing those deferred tax assets.  As a result of that reassessment, the deferred tax valuation allowance was restored to its December 31, 2008 level, and all tax benefits recognized earlier in 2009 were reversed in the third quarter.

•	Total assets increased by $1.9 million from December 31, 2009 to March 31, 2010. Total loans decreased by $3.9 million over that period, while deposits increased by $1.6 million.

Income Summary

For the three months ended March 31, 2010, the Company incurred a net loss of $(386) thousand.  This compares with net income of $204 thousand for the comparable period of 2009.

Return on average assets (annualized) was (0.81)% for the first quarter of 2010, as compared with 0.38% for the first quarter of 2009.  Annualized return on average equity was (8.34)% for the first quarter of 2010 as compared with 3.34% for the comparable 2009 period.

Excluding taxes, the Company incurred a loss of $(386) thousand for the first quarter of 2010, as compared to a pre-tax loss of $(275) thousand for the same period in 2009.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2010, net interest income was $1.818 million, an increase of $337 thousand, or 23%, from the comparable period in 2009.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.95% for the three-month period ended March 31, 2010, an increase of 109 basis points as compared to the same period in 2009.  Short-term interest rates dropped steeply in 2008 and stabilized in 2009 at the current very low level.  The initial drop placed severe pressure on our interest margin throughout 2008 and into 2009 but as rates stabilized, higher-rate liabilities have rolled off or repriced downward, significantly reducing our interest cost.  In addition, the Bank’s deposit base has grown substantially since mid-year 2008, as local depositors sought out safety, with yield often a secondary concern (see the Deposits section of this report).  Partially offsetting the beneficial impact of lower interest expense has been a reduction in interest income on loans, as demand for quality credits has diminished during the recession.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2010 and 2009:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2010				March 31, 2009
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$136,010	$2,058	6.14	% *	$154,385	$2,331	6.14	% *
Investment securities*	39,674	309	3.15	% *	23,177	259	4.54	% *
Federal funds sold	-	-	-		18,714	9	0.20%
Other interest income	11,108	7	0.25%		14,467	83	2.34%
Total interest-earning assets / interest income	186,792	2,374	5.15%		210,743	2,682	5.18%
Non-interest-earning assets:
Allowance for loan losses	(5,551)				(3,935)
Cash and due from banks	2,701				3,459
Premises and equipment	3,382				2,617
Other assets	6,379				6,330
Total assets	$193,703				$219,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$20,756	40	0.79%		$9,418	42	1.81%
Savings and Money Market deposit accounts	35,063	78	0.90%		25,109	110	1.79%
Certificates of deposit	85,719	338	1.60%		94,470	650	2.80%
Total interest-bearing deposits	141,538	456	1.31%		128,997	802	2.53%
Federal funds purchased	-	-	-		-	-	-
Federal Home Loan Bank advances	6,000	74	5.01%		40,651	368	3.68%
Subordinated debt	3,093	25	3.25%		3,093	31	4.11%
Total borrowed funds	9,093	99	4.41%		43,744	399	3.71%
Total interest-bearing liabilities / interest expense	150,631	555	1.50%		172,741	1,201	2.83%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,696				20,602
Other liabilities	1,596				1,110
Total liabilities	174,923				194,453
Shareholders' equity	18,780				24,761
Total liabilities and shareholders' equity	$193,703				$219,214
Net interest-rate spread			3.65%				2.35%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.30%				0.51%
Net interest income / margin on earning assets		$1,819	3.95	% **		$1,481	2.86	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month periods ended March 31, 2010 and 2009.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis
(In thousands)	Three Months Ended March 31, 2010
	Compared to 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(278)	$5	$(273)
Investment securities	145	(95)	50
Federal funds sold	(9)	-	(9)
Other interest income	(16)	(60)	(76)
Total increase (decrease) in interest income	(158)	(150)	(308)

Interest-bearing liabilities:
Transaction accounts	31	(32)	(1)
Savings deposits	34	(66)	(32)
Certificates of deposit	(56)	(256)	(312)
Total interest-bearing deposits	9	(354)	(345)
Federal funds purchased	-	-	-
FHLB advances	(394)	100	(294)
Subordinated debt	-	(6)	(6)
Total borrowed funds	(394)	94	(300)
Total increase (decrease) in interest expense	(385)	(260)	(645)
Increase (decrease) in net interest income	$227	$110	$337

The table above reflects the impact of lower rates paid on deposit accounts, the $34.7 million reduction in average FHLB borrowings and the $8.8 million reduction in average certificates of deposit over the past year, somewhat offset by the reduced volume of loans outstanding in 2010.  The significant reduction in relatively higher-cost FHLB borrowings and CD’s was driven by $23.4 million in core deposit growth (both interest-bearing and non-interest-bearing) and an $18.4 million contraction in outstanding loans.  The overall rate decline on CD’s resulted from maturing CD’s being repriced downward in the current low rate environment.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through much of 2010 and, if so, we expect to see certificate of deposit rates continue to decline to a greater degree than loan rates, continuing to relieve pressure on the net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits repricing slightly faster than loans because “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.

Provision for Loan Losses

The Bank recorded a $200 thousand provision for loan losses for the three months ended March 31, 2010, as compared with a $300 thousand provision for the first quarter of 2009.

The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate for the risk in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory standards, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

Loan charge-offs totaled $689 thousand and recoveries totaled $32 thousand for the first quarter of 2010, as compared with $210 thousand of charge-offs and $6 thousand of recoveries for the same period in 2009.  The ratio of allowance for loan losses to total loans was 3.83% at March 31, 2010, as compared to 2.62% a year ago and 4.06% as of December 31, 2009.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains on sales of securities.  For the three-month period ended March 31, 2010, non-interest income was $107 thousand, a decrease of $329 thousand, or 75%, from the same period in 2009.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2010	2009		$	%
Service charges on deposit accounts	$82	$82	$-		0%
Gain on sale of loans	-	62	(62)		-100%
Loan servicing fees, net of amortization	34	25	9		36%
Gain on sale of available-for-sale securities	58	239	(181)		-76%
Loss or writedown of other real estate	(106)	-	(106)	nm
Other income and fees	39	28	11		39%
Total non-interest income	$107	$436	$(329)		-75%

nm - not meaningful

The decrease in non-interest income was principally due to three factors:
•	Reduced sales of securities, resulting in a $181 thousand decrease in gains on security sales.
•
Losses on sales of other real estate and writedowns on the value of certain other real estate properties held (total of $106 thousand).  Gains and losses on other real estate are reported on a net basis, so losses and writedowns are reflected as negative non-interest income.

•
No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the new FASB guidance on accounting for transfers of financial assets, as noted above in Note 8 to the consolidated financial statements.  In the first quarter of 2009, the Bank recorded $62 thousand in gains on SBA loan sales.

The majority of the service charge income shown in the non-interest income table relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have had low or no monthly fees.  However, management implemented a change in the Bank’s service charge structure during the first quarter of 2010, resulting in a $12 thousand increase in maintenance fees assessed on demand and savings accounts, while NSF fees declined by approximately the same amount.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $219 thousand, or 12%, for the three months ended March 31, 2010, as compared to the first quarter of 2009.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2010	2009		$	%
Salaries and employee benefits	$923	$979	$(56)		-6%
Occupancy expenses	300	172	128		74%
Furniture and equipment	124	111	13		12%
Data processing	188	186	2		1%
Professional fees	134	95	39		41%
Marketing and business development	29	34	(5)		-15%
Office supplies and expenses	57	70	(13)		-19%
Insurance and regulatory assessments	204	57	147		258%
Loan and lease expenses	34	32	2		6%
Provision for unfunded loan commitments	-	35	(35)		-100%
Other	118	121	(3)		-2%
Total non-interest expense	$2,111	$1,892	$219		12%

The increase in non-interest expense was principally due to material increases in FDIC insurance assessments (FDIC insurance increased $141 thousand for the first quarter of 2010 vs. 2009), and occupancy expenses increased primarily due to the lease cost of the Bank’s new administrative office in San Luis Obispo.  These increased expenses were partially offset by cost containment measures taken in salaries and benefits.

Income Taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2010, as compared with a $479 thousand tax benefit for the same period in 2009.  The 2009 tax benefit represented a reduction in the Bank’s deferred tax valuation allowance, which was first established in 2008.  In conjunction with the filing of its 2008 income tax return in the third quarter of 2009, management reassessed its net operating loss carry-back potential and the probability of realizing those deferred tax assets.  As a result of that reassessment, the deferred tax valuation allowance was restored to its December 31, 2008 level, and all tax benefits recognized earlier in 2009 were reversed in the third quarter of 2009.  As of December 31, 2009, management again reassessed the probability of realizing the remaining deferred tax assets and determined that the realization of those deferred tax assets was dependent on the Company generating taxable income in future years.  Therefore, the valuation allowance was increased in the fourth quarter of 2009 to effectively reduce all deferred tax assets to zero.  The valuation allowance can be reversed in the future to the extent that management determines that it is more likely than not that the deferred tax assets will be realized.

Balance Sheet Analysis

At March 31, 2010, consolidated assets totaled $195.0 million, as compared with $193.1 million at December 31, 2009, and $226.1 million at the end of 2009’s first quarter.  This represents a decrease of $31.1 million (14%) over the past twelve months.  Total loans decreased $21.9 million (14%) over that period, while deposits increased $4.3 million, or 3%, borrowed funds decreased $29.3 million (83%) and shareholders’ equity decreased $7.3 million (29%).  The decline in shareholder’s equity was due to net losses incurred over the past year.  See also the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	March 31, 2010			December 31, 2009			September 30, 2009			June 30, 2009			March 31, 2009
		$	%		$	%		$	%		$	%		$	%
Total Assets	$1,854		3.9%	$(22,416)		-41.3%	$(4,311)		-7.8%	$(6,298)		-11.2%	$10,642		20.0%
Earning Assets	1,893		4.2%	(19,721)		-38.5%	(2,821)		-5.4%	(8,757)		-16.4%	14,967		30.4%
Loans	(3,926)		-11.7%	(6,432)		-17.9%	(8,600)		-22.5%	(2,903)		-7.5%	1,035		2.7%
Deposits	1,580		3.9%	(4,052)		-9.6%	7,138		17.6%	(407)		-1.0%	16,288		45.6%
Borrowings	-		0.0%	(13,300)		-273.4%	(10,744)		-141.9%	(5,256)		-59.7%	(10,400)		-92.3%
Shareholders' Equity	(355)		-7.7%	(5,157)		-86.0%	(900)		-14.5%	(876)		-13.7%	5,054		99.9%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	March 31, 2010		December 31, 2009		March 31, 2009
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$19,051	14.4%	$19,633	14.4%	$25,255	16.4%
Agricultural	671	0.5%	750	0.5%	-	0.0%
Leases, net of unearned income	1,208	0.9%	1,335	1.0%	1,409	0.9%
Municipal loans	3,822	2.9%	3,476	2.5%	2,747	1.8%
Real estate	93,658	70.7%	96,956	71.1%	102,835	66.6%
Construction	12,496	9.4%	12,512	9.2%	18,486	12.0%
Consumer	1,579	1.2%	1,748	1.3%	3,614	2.3%
Total loans	$132,485	100.0%	$136,410	100.0%	$154,346	100.0%

The table shows a net decrease in loans outstanding over the past twelve months—primarily in commercial, real estate and construction loans.  Of the total real estate and construction loans as of March 31, 2010, 70% are commercial mortgage loans, and 47% of those are owner-occupied properties.  Approximately 2% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $4.3 million at March 31, 2010, as compared to $5.9 million at December 31, 2009 and $3.4 million at March 31, 2009.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2010, December 31, 2009 and March 31, 2009:

Non-Performing Assets
(in thousands)	March 31	December 31	March 31
	2010	2009	2009
Loans in nonaccrual status	$4,288	$5,891	$3,419
Loans past due 90 days or more and accruing	-	-	798
Restructured loans in accruing status	740	831	675
Total nonperforming loans	5,028	6,722	4,892
Foreclosed real estate	935	1,641	83
Total nonperforming assets	$5,963	$8,363	$4,975

Allowance for loan losses	$5,080	$5,537	$4,038

Asset quality ratios:
Non-performing assets to total assets	3.06%	4.33%	2.20%
Non-performing loans to total loans	3.80%	4.93%	3.20%
Allowance for loan losses to total loans	3.83%	4.06%	2.64%
Allowance for loan losses to total
non-performing loans	101%	82%	83%

The high level of non-performing loans over the past year has been due to the significant downturn in the economy and reduction in real estate collateral values in 2008 and 2009.  The $5.0 million of non-performing loans as of March 31, 2010, includes $631 thousand of SBA loans, which are supported by $596 thousand of SBA loan guarantees.  The remaining $4.3 million of non-performing loans are loans determined to be impaired.  A determination of impairment is one of expected payment performance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $57 thousand, and has been provided in the allowance for loan and lease losses.

Potential Problem Loans

At March 31, 2010, the Bank had approximately $28.1 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $3.5 million increase from the $24.6 million of potential problem loans at December 31, 2009.  The $28.1 million of potential problem loans are supported by $623 thousand of SBA loan guarantees and $25.5 million are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of March 31, 2010, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2010 totaled $5.1 million, a decrease of $457 thousand from December 31, 2009.  The ratio of ALLL to total loans at March 31, 2010, was 3.83%, as compared with 4.06% at December 31, 2009, and 2.62% at March 31, 2009.  At March 31, 2010 and 2009, the ratio of ALLL to total non-performing loans was 101% and 83%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2010 and 2009:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$5,537	$3,942
Provision for loan losses	200	300
Loans charged off	(689)	(210)
Recoveries of previous charge-offs	32	6
Net (charge-offs)	(657)	(204)
Balance at end of period	$5,080	$4,038

Allowance for loan losses as a percentage of:
Period end loans	3.83%	2.62%
Non-performing loans	101%	83%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	1.96%	0.54%
Provision for loan losses	0.60%	0.79%

The $689 thousand of loans charged off in the first quarter of 2010 is comprised almost entirely of one home equity loan ($684 thousand).

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

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2010, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2010, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

Investments

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security is in non-accrual status, with interest payments, which have been received to date on a regular basis, being credited to the reserve.  As of March 31, 2010, the book value of the security was $3 thousand ($298 thousand amortized cost less the loss reserve, which totals $295 thousand).

While management has made a best effort to determine the probable loss on this security, no assurances can be given that future changes in the underlying collateral and payments will not materially affect the value of this security with either positive or negative changes.  However, management will continue to closely monitor this investment and, if needed, recognize additional write-downs.

Excluding the impaired asset-backed security referred to above, all securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (35%), fixed-rate mortgage-backed securities (33%), floating-rate mortgage-backed securities (14%), fixed-rate tax-exempt municipal securities (7%), floating-rate corporate debt securities (7%) and fixed-rate CMO’s (4%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 2.5 years, with a duration of 2.2 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $165.4 million as of March 31, 2010, as compared with $163.8 million at December 31, 2009, and $161.1 million at March 31, 2009.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first three months of 2010 and 2009.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety with yield often a secondary concern.  As of March 31, 2010, the Bank had issued $45.9 million of certificates of deposit to local customers through the CDARS program, as compared with $50.8 million as of March 31, 2009.

On October 3, 2008, then-President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  EESA temporarily raised the basic limit on FDIC deposit insurance coverage from $100,000 to $250,000 per depositor, and the FDIC has extended the $250,000 limit through the end of 2013.  See also Effects of Inflation and Economic Issues below, for a discussion of the Emergency Economic Stabilization Act of 2008 (“EESA”), and its impact on the Company.

On October 14, 2008, the FDIC announced another temporary program (until December 31, 2009) to provide full FDIC insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount.  Management and the board of directors evaluated the additional cost of this optional insurance program and determined that it would be in the Bank’s best interest to provide this coverage to its depositors.  The FDIC has extended the unlimited insurance coverage for non-interest bearing accounts through December 31, 2010, for institutions that chose to remain in program, and the Bank opted to remain in the program.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed funds from the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.  Although the Bank expects to continue to have borrowings from the FHLB, the Bank paid down those borrowings by $29.3 million over the past twelve months.

As of March 31, 2010, borrowings from the FHLB totaled $6.0 million, with a weighted average interest rate of 5.01%.  Of the $6.0 million, $3.0 million (at 5.13%) matures in the second quarter of 2010 and the remaining $3.0 million (at 4.89%) matures in the fourth quarter of 2013.

Capital

Total shareholders’ equity has decreased $7.3 million, or 29%, over the past twelve months.  The decrease was the result of net losses, primarily due to substantial increases in loan loss provisions.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2010, December 31, 2009, and March 31, 2009:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,701	14.45%	$15,023	10.0%	$12,018	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,782	13.17%	$9,014	6.0%	$6,009	4.0%
Tier 1 Capital (to Average Assets)	$19,782	10.24%	$9,663	5.0%	$7,730	4.0%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$22,053	14.22%	$15,509	10.0%	$12,407	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,069	12.94%	$9,306	6.0%	$6,204	4.0%
Tier 1 Capital (to Average Assets)	$20,069	9.59%	$10,462	5.0%	$8,369	4.0%

As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)	$28,126	16.07%	$17,507	10.0%	$14,006	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$25,914	14.80%	$10,504	6.0%	$7,003	4.0%
Tier 1 Capital (to Average Assets)	$25,914	11.85%	$10,930	5.0%	$8,744	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $13.9 million in cash and cash equivalents on March 31, 2010, as compared with $8.6 million as of December 31, 2009 and $31.2 million on March 31, 2009.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  For the month of March 2010, the Bank’s loans-to-deposits ratio was 77%.  The sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 26% as of March 31, 2010.

One of the Bank’s off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of March 31, 2010, the Bank had outstanding borrowings from the FHLB totaling $6.0 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of March 31, 2010, an additional $25.2 million could be borrowed from the FHLB if needed.  The Bank substantially reduced its FHLB borrowings in 2009, paying off $39.7 million in borrowings over the course of the year.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	March 31	December 31	March 31
	2010	2009	2009
Commitments to Extend Credit	$18,610	$18,219	$24,403
Standby Letters of Credit	301	301	304
	$18,911	$18,520	$24,707

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of March 31, 2010, and December 31, 2009, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

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

Though not officially declared, there are indications that the national economy may have begun a recovery phase.  After a 20-consecutive-month downward trend, the Index of Leading Indicators has been positive for the past twelve consecutive months (thru March).  The Index of Coincident Indicators turned positive in July 2009 (+0.1%) after six consecutive monthly declines, and has been flat or positive each subsequent month through March.  Real Gross Domestic Product (“GDP”) grew by 2.2% in the third quarter of 2009, 5.6% in the fourth, and 3.2% in the first quarter 2010.

California’s statewide unemployment rate (seasonally adjusted) has risen from 10.6% in March 2009, to 12.3% in December and 12.6% in March 2010, although the state added 32,400 jobs in the first quarter.  The unemployment rates for San Luis Obispo and Santa Barbara counties are below the state average but—at 10.6% and 10.1%, respectively (not seasonally adjusted)—they have now moved above the national average.  The two counties in our primary market have the 8th and 4th lowest unemployment rates in the state, but real estate values have declined significantly since 2007.  After several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  There can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-recession levels in the near term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended March 31, 2010.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Bylaws, as amended (B),(S)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
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
Dated:  May 24, 2010

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  May 24, 2010