Form 10-Q/A
period 2009-03-31
MISSION COMMUNITY BANCORP
filed 2010-06-15
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 1

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

Index

Mission Community Bancorp
Form 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2009, as discussed in Note 8 to the accompanying restated unaudited condensed consolidated financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009. This Amendment corrects and restates the original Quarterly Report on Form 10-Q, but continues to be reported as of the date of the original filing of the Form 10-Q on May 15, 2009.  The Company has not updated the disclosures in this Amendment to report as of a later date.  All information contained in this Amendment is subject to updating and supplementing as provided in the periodic reports filed with the SEC subsequent to the original filing date.

Background of the Restatement
On June 11, 2010, the Company announced that its Audit Committee, with the assistance of its independent auditors, had determined that an error had been made with respect to the recognition of a $479 thousand tax benefit in the first fiscal quarter of 2009.  As a result of this error, the Company announced that the previously issued unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2009, June 30, 2009, and September 30, 2009 in the Company’s Forms 10-Q for those periods should no longer be relied upon (collectively, the “Affected Periods”).  The error had been corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portion of the correction in the first quarter of 2009, rather than in the third quarter.  The financial statements for the full year 2009 are not included in the Affected Periods.

Description of the Error
The recognition of a $479 thousand tax benefit in the first fiscal quarter of 2009 was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  However, at that time, management was unaware of a previous interpretation under the tax law that would disqualify the Company from electing the extended carryback period under ARRA.  The error was corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portion of that correction in the first quarter of 2009, rather than in the third quarter.

Restatement of Other Financial Statements
This amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly period ended March 31, 2009.  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2009 and September 30, 2009.  We are also concurrently filing an amendment to our Form 10-Q for the quarterly period ending March 31, 2010.  The amendment to this most recent Form 10-Q is being filed only because the originally filed report for March 31, 2010 includes financial statements which present comparisons to the uncorrected March 31, 2009, financial statements.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the Affected Periods should no longer be relied upon.

Index

Mission Community Bancorp
March 31, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Restated)

Condensed Consolidated Balance Sheets at
March 31, 2009 (Restated), December 31, 2008 and March 31, 2008

Condensed Consolidated Statements of Income
for the Three-Month Periods Ended March 31, 2009 (Restated) and 2008

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Three-Month Periods Ended March 31, 2009 (Restated) and 2008

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2009 (Restated) and 2008

Notes to Consolidated Financial Statements (Restated)

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations (Restated)

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4T. Controls and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A.  Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits

Index

PART I

Item 1.   Financial Statements (Restated)

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)
	(Restated)
	March 31, 2009	December 31, 2008	March 31, 2008
Assets
Cash and due from banks	$3,147	$7,804	$1,989
Federal funds sold	28,005	9,920	2,140
Total cash and cash equivalents	31,152	17,724	4,129
Interest-bearing deposits in other banks	11,710	11,710	550
Investment securities available for sale	20,693	24,846	28,206

Loans held for sale	1,414	1,264	615

Loans, net of unearned income	152,932	152,047	130,532
Less allowance for loan losses	(4,038)	(3,942)	(1,356)
Net loans	148,894	148,105	129,176

Federal Home Loan Bank stock and other stock, at cost	2,757	2,757	2,038
Premises and equipment	2,661	2,599	3,523
Other real estate owned	983	983	-
Company owned life insurance	2,813	2,789	2,310
Accrued interest and other assets	2,576	2,713	1,992
Total Assets	$225,653	$215,490	$172,539

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$21,479	$22,802	$21,758
Money market, NOW and savings	38,008	32,668	40,083
Time certificates of deposit	101,605	89,334	57,954
Total deposits	161,092	144,804	119,795
Other borrowings	35,300	45,700	28,200
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,076	1,376	1,261
Total liabilities	200,561	194,973	152,349
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,072	-	-
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at March 31, 2009;
1,345,602 at December 31, 2008;
and 1,120,576 at March 31, 2008	18,042	18,042	14,193
Additional paid-in capital	187	172	119
Retained earnings (deficit)	563	864	4,606
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities	144	355	188
Total shareholders' equity	25,092	20,517	20,190
Total Liabilities and Shareholders' Equity	$225,653	$215,490	$172,539

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)
	For the Three Months Ended
	(Restated)
	March 31, 2009	March 31, 2008
Interest Income
Interest and fees on loans	$2,331	$2,429
Interest on investment securities	259	212
Other interest income	93	94
Total interest income	2,683	2,735
Interest Expense
Interest on money market, NOW and savings deposits	153	202
Interest on time certificates of deposit	650	605
Other interest expense	399	366
Total interest expense	1,202	1,173
Net interest income	1,481	1,562
Provision for loan losses	300	220
Net interest income after provision for loan losses	1,181	1,342
Non-interest income
Service charges on deposit accounts	82	70
Gain on sale of loans	62	30
Loan servicing fees, net of amortization	25	25
Gain on sale of available-for-sale securities	239	-
Other income and fees	28	31
Total non-interest income	436	156
Non-interest expense
Salaries and employee benefits	979	962
Occupancy expenses	172	121
Furniture and equipment	111	113
Data processing	186	132
Professional fees	95	91
Marketing and business development	34	33
Office supplies and expenses	70	57
Insurance and regulatory assessments	57	49
Loan and lease expenses	32	21
Provision for unfunded commitments	35	-
Other expenses	121	141
Total non-interest expense	1,892	1,720
(Loss) before income taxes	(275)	(222)
Income tax expense (benefit)	-	(116)
Net (loss)	$(275)	$(106)
Net (loss) applicable to common stock	$(276)	$(93)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.21)	$(0.10)
Net Income (Loss) - Diluted	$(0.21)	$(0.10)

Average common shares outstanding - basic	1,345,602	913,718
Average common shares outstanding - diluted	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity (Restated)
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income	Earnings	Income(Loss)	Total

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options
and related tax benefit of $25		20,700	232					232

Issuance of common stock
in public offering, net
of offering expenses		410,644	6,835					6,835

Stock-based compensation				11				11

Comprehensive income:
Net (loss)					$(106)	(106)		(106)
Net unrealized gain on
available-for-sale securities,
net of taxes of $55	-	-	-	-	80	-	80	80
Total comprehensive income (loss)					$(26)

Balance at March 31, 2008	$1,084	1,120,576	$14,193	$119		$4,606	$188	$20,190

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $44	5,072							5,072

Dividends declared and paid
on Series D preferred stock						(26)		(26)

Stock-based compensation				15				15

Comprehensive income (loss):
Net (loss)					$(275)	(275)		(275)
Less beginning of year
unrealized gain on
securities sold
during the period,
net of taxes of $-0-					(285)		(285)	(285)
Net unrealized gain on
remaining available-
for-sale securities,
net of taxes of $100	-	-	-	-	74	-	74	74
Total comprehensive income (loss)					$(486)

Balance at March 31, 2009	$6,156	1,345,602	$18,042	$187		$563	$144	$25,092

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)
	For the Three Months Ended
	(Restated)
	March 31, 2009	March 31, 2008
Operating Activities
Net (loss)	$(275)	$(106)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	105	89
Accretion of discount on securities and loans, net	(35)	(38)
Provision for credit losses	300	220
Provision for losses on unfunded loan commitments	35	-
Stock-based compensation	15	11
Gain on sale of securities	(239)	-
Gain on loan sales	(62)	(31)
Increase in company-owned life insurance	(24)	(21)
Other, net	(298)	(267)
Proceeds from loan sales	2,184	3,034
Loans originated for sale	(2,265)	(105)
Net cash provided by (used in) operating activities	(559)	2,786
Investing Activities
Purchase of available-for-sale securities	(4,448)	(12,880)
Proceeds from maturities, calls and paydowns of available-for-sale securities	1,017	1,941
Proceeds from sales of available-for-sale securities	7,726	-
Net decrease (increase) in loans	(1,074)	(7,600)
Purchases of premises and equipment	(168)	(79)
Net cash provided by (used in) investing activities	3,053	(18,613)
Financing Activities
Net increase in demand deposits and savings accounts	4,017	6,046
Net increase in time deposits	12,271	1,316
Net increase (decrease) in other borrowings	(10,400)	-
Proceeds from issuance of preferred stock under TARP-CPP, net	5,072	-
Payment of TARP-CPP dividends	(26)	-
Net cash provided by financing activities	10,934	14,429
Net increase (decrease) in cash and cash equivalents	13,428	(1,398)
Cash and cash equivalents at beginning of year	17,724	5,527
Cash and cash equivalents at end of period	$31,152	$4,129

Supplemental disclosures of cash flow information:
Interest paid	1,247	1,160
Taxes paid	-	28

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements (Restated)

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

Note 5 —Income taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2009, as compared with a $116 thousand tax benefit for the same period in 2008.No tax benefit was recorded for the most recent quarter due to a limitation on the Company’s ability to recognize deferred tax assets.

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

Index

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

Note 8 — Restated Financial Statements

When initially issued, the Company’s financial statements reflected a $479 thousand tax benefit for the first three months of 2009.  The recognition of the tax benefit was based on

Index

management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  ARRA, which was enacted in February, 2009, provided (for tax year 2008 only) an extended NOL carryback period of up to five years for an electing “eligible small business.”  Eligible small business was defined to be a small business with average “gross receipts” for 2006-2008 of $15 million or less.  Based on total income per the Company’s consolidated tax returns for 2006 and 2007 and estimated total income expected to be reported for its 2008 tax return, management believed that the Company’s average gross receipts were less than $15 million.  However, management was unaware at that time that—for banks—the term “gross receipts” has been interpreted under the tax law to include gross sales of securities and loans.  When gross sales of SBA loans, not merely the gains on sale, are included in gross receipts, the Company’s three-year average gross receipts exceeds $15 million.  Therefore, the Company did not qualify for the extended carryback period under ARRA.  The error had been corrected on a year-to-date basis as of September 30, 2009.  These restated financial statements reflect the appropriate portion of that correction in the first quarter of 2009, rather than in the third quarter.

The accompanying financial statements reflect the following changes from those originally issued as of and for the three months ended March 31, 2009:
•
In the condensed consolidated balance sheet, accrued interest and other assets has been reduced from $3,055,000 to $2,576,000.  Retained earnings has been reduced from $1,042,000 to $563,000 and total shareholders’ equity has been reduced from $25,571,000 to $25,092,000.  Total assets has been reduced from $226,132,000 to $225,653,000, and total liabilities and shareholders’ equity has had the same adjustment.

•
In the condensed consolidated statement of income, income tax expense (benefit) has been changed from a benefit of $479 thousand to zero.  Net income of $204 thousand has been changed to a net loss of $(275) thousand, and net income (loss) applicable to common stock has been changed from an income of $163 thousand to a loss of $(276) thousand.  Basic and diluted earnings (loss) per share have both been changed from earnings of $0.12 to a loss of $(0.21).  No changes were made to loss before income taxes.

•
In addition to the balance sheet changes noted above for retained earnings and total shareholders’ equity, the condensed consolidated statement of shareholders’ equity reflects an increase in the comprehensive loss from $(7) thousand to $(486) thousand.

•
In the condensed consolidated statement of cash flows, changes have been made to the components of net cash provided by (used in) operating activities, but no changes have been made to total net cash provided by (used in) operating activities, investing activities or financing activities.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

Restatements of Results of Operations and Financial Condition

In this amendment to its Quarterly Report on Form 10-Q, the Company has voluntarily corrected and restated its earnings (loss) for the first quarter of 2009 to correct for an error in the recognition of an income tax benefit in that quarter.  The Company’s originally-issued financial statements for that period reflected a $479 thousand tax benefit.  The recognition of the tax benefit was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  However, at that time management was unaware of a previous interpretation under the tax law that would disqualify the Company from electing the extended carryback period under ARRA.  The error was corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portion of that correction in the first quarter of 2009, rather than in the third quarter.

Further information on this restatement and the specific accounts affected are detailed in Note 8 to the Notes to Condensed Consolidated Financial Statements (Restated).

Index

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(275) thousand for the first quarter of 2009, as compared with a net loss of $(106) thousand for the first three months of 2008. The factors resulting in the 2009 results will be discussed below.

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

•	No tax benefit was recorded for the three months ended March 31, 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

•
Total assets increased by $10.2 million, or 4.7%, from December 31, 2008 to March 31, 2009.  Total loans increased by $1.0 million, or 0.7%, over that period, while deposits increased by $16.3 million, or 11.2%.

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

Income Summary

For the three months ended March 31, 2009, the Company incurred a net loss of $(275) thousand.  This compares with a net loss of $(106) thousand for the comparable period of 2008.  Return (loss) on average assets (annualized) was (0.51) % for the first quarter of 2009, as compared with (0.25)% for the first quarter of 2008.  Annualized return (loss) on average equity was (4.50)% for the first quarter of 2009 as compared with (2.64)% for the comparable 2008 period.

Excluding tax benefits, the Company incurred a loss of $(275) thousand for the first quarter of 2009, as compared to a pre-tax loss of $(222) thousand for the same period in 2008.

The income statement components of this are as follows:

Index

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

Non-interest expenses increased by $172 thousand or 10% for the three months ended March 31, 2009, as compared to the first quarter of 2008.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2009	2008	$	$	%
Salaries and employee benefits	$979	$962	$17		2%
Occupancy expenses	172	121	51		42%
Furniture and equipment	111	113	(2)		-2%
Data processing	186	132	54		41%
Professional fees	95	91	4		4%
Marketing and business development	34	33	1		3%
Office supplies and expenses	70	57	13		23%
Insurance and regulatory assessments	57	49	8		16%
Loan and lease expenses	32	21	11		52%
Provision for unfunded loan commitments	35	-	35	nm
Other	121	141	(20)		-14%
Total non-interest expense	$1,892	$1,720	$172		10%

nm = not meaningful

The increase in non-interest expense was principally due to occupancy and equipment costs of the new Santa Maria branch office ($67 thousand), the cost of outsourcing IT management ($52 thousand—included in data processing expense), and a $35 thousand credit loss provision for undisbursed loan commitments (see the Allowance for Loan and Lease Losses section of this report).

Index

Income Taxes

No tax benefit was recorded for the three months ended March 31, 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.  For the first quarter of 2008 the Company recorded a $116 thousand tax benefit, which represents an effective tax rate (income tax benefit divided by the loss before income taxes) of 52.3%.

Balance Sheet Analysis

At March 31, 2009, consolidated assets totaled $225.7 million, as compared with $215.5 million at December 31, 2008, and $172.5 million at the end of 2008’s first quarter.  This represents an increase of $53.2 million (31%) over the past twelve months.  Total loans increased $23.2 million (18%) over that period, while deposits increased $41.3 million (34%) and shareholders’ equity increased $4.9 million (24%).  The growth in shareholders’ equity was the result of a private placement of common stock in December 2008 for a total of $3.8 million, and the issuance in January 2009 of $5.1 million of preferred stock to the United States Department of the Treasury under the Capital Purchase Program of the TARP.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	March 31, 2009		December 31, 2008		September 30, 2008			June 30, 2008		March 31, 2008
	$	%	$	%	$	$	%	$	%	$	%
Total Assets	$10,163	19.1%	$(3,260)	-5.9%	$32,699		69.9%	$13,512	31.5%	$14,210	36.1%
Earning Assets	14,967	30.4%	(4,825)	-9.4%	29,791		67.8%	12,778	31.7%	14,625	39.9%
Loans	1,035	2.7%	1,956	5.1%	2,913		7.8%	17,295	53.0%	4,718	15.0%
Deposits	16,288	45.6%	(5,389)	-14.3%	24,013		75.7%	6,385	21.4%	7,362	26.3%
Borrowings	(10,400)	-92.3%	-	0.0%	8,500		90.9%	9,000	128.4%	-	0.0%
Shareholders' Equity	4,575	90.4%	1,904	40.7%	94		2.0%	(1,671)	-33.3%	7,052	215.9%

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

Index

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2009, December 31, 2008 and March 31, 2008:

Non-Performing Assets
(in thousands)	March 31	December 31	March 31
	2009	2008	2008
Loans in nonaccrual status	$3,419	$3,557	$2,442
Loans past due 90 days or more and accruing	798	265	14
Restructured loans in accruing status	675	675	-
Total nonperforming loans	4,892	4,497	2,456
Foreclosed real estate	83	83	-
Total nonperforming assets	$4,975	$4,580	$2,456

Allowance for loan losses	$4,038	$3,942	$1,356

Asset quality ratios:
Non-performing assets to total assets	2.20%	2.13%	1.42%
Non-performing loans to total loans	3.20%	2.93%	1.87%
Allowance for loan losses to total loans	2.64%	2.57%	1.03%
Allowance for loan losses to total
non-performing loans	83%	88%	55%

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

Index

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

Index

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

Index

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

Index

Capital

Total shareholders’ equity has increased $4.9 million, or 24%, over the past twelve months.  The growth in shareholders’ equity was the result of 1) a private placement on December 2, 2008 of 225,026 shares of common stock sold to the Carpenter Community BancFund-A, L.P. at a price of $17.10 per share, for aggregate gross proceeds to the Company of $3.8 million, and 2) the issuance on January 9, 2009, of 5,116 shares of a Series D Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury at $1,000 per share.  The preferred stock issue is part of the Capital Purchase Program of the TARP.  The Company invested a total of $8.1 million from these two capital transactions in Mission Community Bank as Tier 1 capital.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2009, December 31, 2008, and March 31, 2008:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)	$27,647	15.84%	$17,459	10.0%	$13,967	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$25,435	14.57%	$10,475	6.0%	$6,984	4.0%
Tier 1 Capital (to Average Assets)	$25,435	11.64%	$10,930	5.0%	$8,744	4.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

As of March 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,925	15.59%	$14,703	10.0%	$11,762	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$21,514	14.63%	$8,822	6.0%	$5,881	4.0%
Tier 1 Capital (to Average Assets)	$21,514	12.48%	$8,618	5.0%	$6,894	4.0%

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

Index

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

Index

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

Index

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
Dated:  June 15, 2010

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  June 15, 2010

Index