Form 10-Q/A
period 2009-06-30
MISSION COMMUNITY BANCORP
filed 2010-06-15
CIK 1129920

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

Index

Mission Community Bancorp
Form 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the six months ended June 30, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the six months ended June 30, 2009, as discussed in Note 8 to the accompanying restated unaudited condensed consolidated financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on August 14, 2009. This Amendment corrects and restates the original Quarterly Report on Form 10-Q, but continues to be reported as of the date of the original filing of the Form 10-Q on August 14, 2009.  The Company has not updated the disclosures in this Amendment to report as of a later date.  All information contained in this Amendment is subject to updating and supplementing as provided in the periodic reports filed with the SEC subsequent to the original filing date.

Background of the Restatement
On June 11, 2010, the Company announced that its Audit Committee, with the assistance of its independent auditors, had determined that an error had been made with respect to the recognition of  $511 thousand in tax benefits in the first six months of 2009.  As a result of this error, the Company announced that the previously issued unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2009, June 30, 2009, and September 30, 2009 in the Company’s Forms 10-Q for those periods should no longer be relied upon (collectively, the “Affected Periods”).  The error had been corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portions of the correction in the first and second quarters of 2009, rather than in the third quarter.  The financial statements for the full year 2009 are not included in the Affected Periods.

Description of the Error
The recognition of a $479 thousand tax benefit in the first fiscal quarter of 2009 and an additional $32 thousand in the second quarter was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  However, at that time, management was unaware of a previous interpretation under the tax law that would disqualify the Company from electing the extended carryback period under ARRA.  The error was corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portions of that correction in the first and second quarters of 2009, rather than in the third quarter.

Restatement of Other Financial Statements
This amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the six-month period ended June 30, 2009.  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and September 30, 2009.  We are also concurrently filing an amendment to our Form 10-Q for the quarterly period ending March 31, 2010.  The amendment to this most recent Form 10-Q is being filed only because the originally filed report for March 31, 2010 includes financial statements which present comparisons to the uncorrected March 31, 2009, financial statements.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the Affected Periods should no longer be relied upon.

Index

Mission Community Bancorp
June 30, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Restated)

Condensed Consolidated Balance Sheets at
June 30, 2009 (Restated), December 31, 2008 and June 30, 2008

Condensed Consolidated Statements of Income
for the Three- and Six-Month Periods Ended June 30, 2009 (Restated) and 2008

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Six-Month Periods Ended June 30, 2009 (Restated) and 2008

Condensed Consolidated Statements of Cash Flows
for the Six-Month Periods Ended June 30, 2009 (Restated) and 2008

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
Item 6.  Exhibits

Index

PART I

Item 1.   Financial Statements (Restated)

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)
	(Restated)
	June 30, 2009	December 31, 2008	June 30, 2008
Assets
Cash and due from banks	$11,837	$7,804	$2,799
Federal funds sold	1,145	9,920	160
Total cash and cash equivalents	12,982	17,724	2,959
Interest-bearing deposits in other banks	575	11,710	550
Investment securities available for sale	43,764	24,846	25,669

Loans held for sale	1,227	1,264	1,088

Loans, net of unearned income	150,216	152,047	147,354
Less allowance for loan losses	(3,474)	(3,942)	(2,986)
Net loans	146,742	148,105	144,368

Federal Home Loan Bank stock and other stock, at cost	2,849	2,757	2,195
Premises and equipment	2,807	2,599	3,466
Other real estate owned	2,300	983	-
Company owned life insurance	2,837	2,789	2,739
Accrued interest and other assets	3,240	2,713	3,017
Total Assets	$219,323	$215,490	$186,051

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$22,129	$22,802	$23,157
Money market, NOW and savings	40,796	32,668	38,710
Time certificates of deposit	97,760	89,334	64,313
Total deposits	160,685	144,804	126,180
Other borrowings	30,044	45,700	37,200
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,317	1,376	1,059
Total liabilities	195,139	194,973	167,532
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	-	-
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at June 30, 2009;
1,345,602 at December 31, 2008;
and 1,120,576 at June 30, 2008	18,042	18,042	14,193
Additional paid-in capital	206	172	132
Retained earnings (deficit)	(213)	864	3,260
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities	(3)	355	(150)
Total shareholders' equity	24,184	20,517	18,519
Total Liabilities and Shareholders' Equity	$219,323	$215,490	$186,051

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)
	For the Three Months Ended		For the Six Months Ended
	(Restated)		(Restated)
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest Income
Interest and fees on loans	$2,288	$2,291	$4,619	$4,720
Interest on investment securities	329	316	588	528
Other interest income	18	44	111	138
Total interest income	2,635	2,651	5,318	5,386
Interest Expense
Interest on money market, NOW and savings deposits	128	155	281	357
Interest on time certificates of deposit	623	515	1,273	1,120
Other interest expense	346	380	745	746
Total interest expense	1,097	1,050	2,299	2,223
Net interest income	1,538	1,601	3,019	3,163
Provision for loan losses	381	2,325	681	2,545
Net interest income after provision for loan losses	1,157	(724)	2,338	618
Non-interest income
Service charges on deposit accounts	79	83	161	153
Gain on sale of loans	112	9	174	39
Loan servicing fees, net of amortization	23	20	48	45
Grants and awards	7	-	7	-
Gain on sale of available-for-sale securities	-	-	239	-
Other income and fees	42	26	70	57
Total non-interest income	263	138	699	294
Non-interest expense
Salaries and employee benefits	914	922	1,893	1,884
Occupancy expenses	160	158	332	279
Furniture and equipment	126	102	237	215
Data processing	193	131	379	263
Professional fees	170	82	265	173
Marketing and business development	36	57	70	90
Office supplies and expenses	66	57	136	114
Insurance and regulatory assessments	241	52	298	101
Loan and lease expenses	34	25	66	46
Provision for unfunded commitments	-	15	35	15
Other expenses	192	147	313	288
Total non-interest expense	2,132	1,748	4,024	3,468
(Loss) before income taxes	(712)	(2,334)	(987)	(2,556)
Income tax expense (benefit)	-	(988)	-	(1,104)
Net (loss)	$(712)	$(1,346)	$(987)	$(1,452)
Net (loss) applicable to common stock	$(712)	$(1,205)	$(988)	$(1,298)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.53)	$(1.08)	$(0.73)	$(1.28)
Net Income (Loss) - Diluted	$(0.53)	$(1.08)	$(0.73)	$(1.28)

Average common shares outstanding - basic	1,345,602	1,120,576	1,345,602	1,017,147
Average common shares outstanding - diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Changes in Shareholders' Equity (Restated)
(Unaudited - dollars in thousands)
							Accumulated
				Additional		Retained	Other
	Preferred	Common Stock		Paid-In	Comprehensive	Earnings	Comprehensive
	Stock	Shares	Amount	Capital	Income	(Deficit)	Income(Loss)	Total

Balance at January 1, 2008	$1,084	689,232	$7,126	$108		$4,712	$108	$13,138

Exercise of stock options
and related tax benefit of $25		20,700	232					232

Issuance of common stock
in public offering, net
of offering expenses		410,644	6,835					6,835

Stock-based compensation				24				24

Comprehensive income:
Net (loss)					$(1,452)	(1,452)		(1,452)
Net unrealized gain on
available-for-sale securities,
net of taxes of $180	-	-	-	-	(258)	-	(258)	(258)
Total comprehensive income (loss)					$(1,710)

Balance at June 30, 2008	$1,084	1,120,576	$14,193	$132		$3,260	$(150)	$18,519

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $48	5,068							5,068

Dividends declared and paid
on Series D preferred stock						(90)		(90)

Stock-based compensation				34				34

Comprehensive income (loss):
Net (loss)					$(987)	(987)		(987)
Less beginning of year
unrealized gain on
securities sold during
the period, net
of taxes of $-0-					(285)		(285)	(285)
Net unrealized gain on
remaining available-
for-sale securities,
net of taxes of $2	-	-	-	-	(73)	-	(73)	(73)
Total comprehensive income (loss)					$(1,345)

Balance at June 30, 2009	$6,152	1,345,602	$18,042	$206		$(213)	$(3)	$24,184

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)
	For the Six Months Ended
	(Restated)
	June 30, 2009	June 30, 2008
Operating Activities
Net (loss)	$(987)	$(1,452)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	211	176
Accretion of discount on securities and loans, net	(67)	(88)
Provision for credit losses	681	2,545
Provision for losses on unfunded loan commitments	35	15
Stock-based compensation	33	24
Gain on sale of securities	(239)	-
Gain on loan sales	(174)	(39)
Increase in company-owned life insurance	(48)	(45)
Other, net	(619)	(1,295)
Proceeds from loan sales	3,920	2,712
Loans originated for sale	(3,690)	(718)
Net cash provided by (used in) operating activities	(944)	1,835
Investing Activities
Net change in Federal Home Loan Bank and other stock	(92)	(135)
Net decrease (increase) in deposits in other banks	11,135	-
Purchase of available-for-sale securities	(30,007)	(12,880)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,258	3,922
Proceeds from sales of available-for-sale securities	7,726	-
Net decrease (increase) in loans	(602)	(24,615)
Purchase of bank-owned life insurance	-	(405)
Purchases of premises and equipment	(419)	(109)
Proceeds from sale of fixed assets	-	5
Net cash provided by (used in) investing activities	(9,001)	(34,217)
Financing Activities
Net increase in demand deposits and savings accounts	7,455	6,072
Net increase in time deposits	8,426	7,675
Net increase (decrease) in other borrowings	(15,656)	9,000
Proceeds from issuance of common stock in public offering, net	-	6,835
Proceeds from issuance of preferred stock under TARP-CPP, net	5,068	-
Payment of TARP-CPP dividends	(90)	-
Net cash provided by financing activities	5,203	29,814
Net increase (decrease) in cash and cash equivalents	(4,742)	(2,568)
Cash and cash equivalents at beginning of year	17,724	5,527
Cash and cash equivalents at end of period	$12,982	$2,959

Non-cash changes:
Real estate acquired by foreclosure	$1,317	-
Supplemental disclosures of cash flow information:
Interest paid	2,363	2,266
Taxes paid	-	35

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

Index

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

Note 5 —Income taxes

The Company recognized no income tax expense or benefit for the six months ended June 30, 2009, as compared with a $1,104 thousand tax benefit for the same period in 2008.  No tax benefit was recorded for the most recent quarter due to a limitation on the Company’s ability to recognize deferred tax assets.

Index

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

Index

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

Index

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

Note 8 — Restated Financial Statements

When initially issued, the Company’s financial statements reflected a $511 thousand tax benefit for the first six months of 2009, including a $32 thousand tax benefit for the second quarter.  The recognition of the tax benefits was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  ARRA, which was enacted in February, 2009, provided (for tax year 2008 only) an extended NOL carryback period of up to five years for an electing “eligible small business.”  Eligible small business was defined to be a small business with average “gross receipts” for 2006-2008 of $15 million or less.  Based on total income per the Company’s consolidated tax returns for 2006 and 2007 and estimated total income expected to be reported for its 2008 tax return, management believed that the Company’s average gross receipts were less than $15 million.  However, management was unaware at that time that—for banks—the term “gross receipts” has been interpreted under the tax law to include gross sales of securities and loans.  When gross sales of SBA loans, not merely the gains on sale, are included in gross receipts, the Company’s three-year average gross receipts exceeds $15

Index

million.  Therefore, the Company did not qualify for the extended carryback period under ARRA.  The error had been corrected on a year-to-date basis as of September 30, 2009.  These restated financial statements reflect the appropriate portion of that correction in the first and second quarters of 2009, rather than in the third quarter.

The accompanying financial statements reflect the following changes from those originally issued as of and for the three and six months ended June 30, 2009:
•
In the condensed consolidated balance sheet, accrued interest and other assets has been reduced from $3,751,000 to $3,240,000.  Retained earnings has been reduced from $298,000 to a deficit of $(213,000) and total shareholders’ equity has been reduced from $24,695,000 to $24,184,000.  Total assets has been reduced from $219,834,000 to $219,323,000, and total liabilities and shareholders’ equity has had the same adjustment.

•
In the condensed consolidated statement of income, income tax expense (benefit) has been changed from a benefit of $32 thousand for the three months and $511 thousand for the six months to zero for both periods.  The net loss of $(680) thousand for the three months and $(476) thousand for the six months have been changed to a net loss of $(712) thousand for the three months and $(987) thousand for the six months.  Net loss applicable to common stock has been changed from $(682) thousand for the three months and $(519) thousand for the six months to a loss of $(712) thousand for the three months and $(988) thousand for the six months.  Basic and diluted earnings (loss) per share have both been changed from $(0.51) for the three months and $(0.39) for the six months to $(0.53) for the three months and $(0.73) for the six months.  No changes were made to loss before income taxes.

•
In addition to the balance sheet changes noted above for retained earnings and total shareholders’ equity, the condensed consolidated statement of shareholders’ equity reflects an increase in the comprehensive loss from $(834) thousand to $(1.345) million.

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

Restatements of Results of Operations and Financial Condition

In this amendment to its Quarterly Report on Form 10-Q, the Company has voluntarily corrected and restated its earnings (loss) for the first six months of 2009 to correct for an error in the recognition of income tax benefits in the first and second  quarters.  The Company’s originally-issued financial statements for the six months reflected a $511 thousand tax benefit, including a $32 tax benefit in the second quarter.  The recognition of the tax benefits was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  However, at that time management was unaware of a previous interpretation under the tax law that would disqualify the Company from electing the extended carryback period under ARRA.  The error was corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portions of that correction in the first and second quarters of 2009, rather than in the third quarter.

Further information on this restatement and the specific accounts affected are detailed in Note 8 to the Notes to Condensed Consolidated Financial Statements (Restated).

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(712) thousand for the second quarter of 2009, as compared with a net loss of $(1.346) million for the second three months of 2008.  For the first six months of 2009, the Company’s net loss was $(987) thousand, as compared

Index

with a net loss of $(1.452) million for the first half of 2008. The factors resulting in the 2009 results will be discussed below.

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

•	No tax benefit was recorded for the six months or three months ended June 30, 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

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

Income Summary

For the three months ended June 30, 2009, the Company incurred a net loss of $(712) thousand.  This compares with a net loss of $(1.346) million for the comparable period of 2008.  For the first six months of 2009, the Company’s net loss was $987 thousand, as compared with a net loss of $(1.452) million for the first half of 2008.

Index

Return on average assets (annualized) was (1.28)% for the second quarter of 2009, as compared with (3.00)% for the second quarter of 2008.  Annualized return on average equity was (11.37)% for the second quarter of 2009 as compared with (26.76)% for the comparable 2008 period.  For the first half of 2009, return on average assets was (0.90)%, as compared with (1.68)% for the same period in 2008.  Return on average equity was (8.07)% for the first six months of 2009, as compared with (16.06)% for the comparable period in 2008.

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

Index

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	June 30, 2009				June 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$153,405	$2,288	6.03	% *	$140,808	$2,291	6.60	% *
Investment securities*	37,283	329	3.75	% *	27,147	316	4.96	% *
Federal funds sold	11,241	7	0.23%		594	3	2.23%
Other interest income	5,296	12	0.92%		2,798	41	5.87%
Total interest-earning assets / interest income	207,225	$2,636	5.18%		171,347	$2,651	6.31%
Non-interest-earning assets:
Allowance for loan losses	(3,757)				(1,384)
Cash and due from banks	10,509				2,174
Premises and equipment	2,678				3,503
Other assets	6,951				4,761
Total assets	$223,606				$180,401

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$8,435	$32	1.51%		$2,356	$4	0.75%
Savings and Money Market deposit accounts	29,626	97	1.31%		38,592	150	1.57%
Certificates of deposit	101,507	623	2.46%		59,025	514	3.51%
Total interest-bearing deposits	139,568	752	2.16%		99,973	668	2.70%
Federal funds purchased	29	-	0.83%		136	1	2.81%
Federal Home Loan Bank advances	33,251	315	3.79%		34,047	331	3.91%
Subordinated debt	3,093	32	4.14%		3,093	49	6.32%
Total borrowed funds	36,373	347	3.82%		37,276	381	4.10%
Total interest-bearing liabilities / interest expense	175,941	1,099	2.50%		137,249	1,049	3.08%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,398				21,680
Other liabilities	1,141				1,240
Total liabilities	198,480				160,169
Shareholders' equity	25,126				20,232
Total liabilities and shareholders' equity	$223,606				$180,401
Net interest-rate spread			2.68%				3.23%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.37%				0.62%
Net interest income / margin on earning assets		$1,537	3.05	% **		$1,602	3.85	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2009				June 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$153,892	$4,619	6.10	% *	$134,334	$4,720	7.13	% *
Investment securities*	30,269	588	4.41	% *	23,081	528	5.21	% *
Federal funds sold	14,957	16	0.21%		3,228	50	3.14%
Other interest income	9,856	95	1.95%		4,070	88	4.35%
Total interest-earning assets / interest income	208,974	5,318	5.21%		164,713	5,386	6.67%
Non-interest-earning assets:
Allowance for loan losses	(3,846)				(1,274)
Cash and due from banks	7,003				2,296
Premises and equipment	2,648				3,522
Other assets	6,619				4,613
Total assets	$221,398				$173,870

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$8,874	74	1.68%		$2,251	8	0.71%
Savings and Money Market deposit accounts	26,998	207	1.55%		37,046	349	1.89%
Certificates of deposit	98,008	1,273	2.62%		58,361	1,120	3.86%
Total interest-bearing deposits	133,880	1,554	2.34%		97,658	1,477	3.04%
Federal funds purchased	15	-	0.83%		68	1	2.81%
Federal Home Loan Bank advances	36,930	682	3.73%		31,136	636	4.11%
Subordinated debt	3,093	63	4.12%		3,093	109	7.10%
Total borrowed funds	40,038	745	3.76%		34,297	746	4.38%
Total interest-bearing liabilities / interest expense	173,918	2,299	2.67%		131,955	2,223	3.39%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,433				22,435
Other liabilities	1,147				1,304
Total liabilities	196,498				155,694
Shareholders' equity	24,900				18,176
Total liabilities and shareholders' equity	$221,398				$173,870
Net interest-rate spread			2.54%				3.28%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.45%				0.67%
Net interest income / margin on earning assets		$3,019	2.99	% **		$3,163	3.95	% **

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

Index

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

Index

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

The increase in non-interest expense was principally due to material increases in FDIC insurance assessments (FDIC insurance increased $186 thousand for the second quarter of 2009 vs. 2008, and $191 thousand for the six months), the cost of outsourcing Information Technology management ($52 thousand for the second quarter and $104 thousand for the six months

Index

included in data processing expense), and professional fees ($47 thousand for the second quarter and $54 thousand for the six months) primarily related to problem loan resolution.  Insurance and regulatory assessments for the second quarter and first six months of 2009 include a $97 thousand special FDIC assessment.

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

Income Taxes

No tax benefit was recorded for the six months ended June 30, 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.  For the first six months of 2008 the Company recorded a $1.104 million tax benefit, which represents an effective tax rate (income tax benefit divided by the loss before income taxes) of 43.2%.

Balance Sheet Analysis

At June 30, 2009, consolidated assets totaled $219.3 million, as compared with $215.5 million at December 31, 2008, and $186.0 million at the end of 2008’s second quarter.  This represents an increase of $33.3 million (18%) over the past twelve months.  Total loans increased $3.0 million (2%) over that period, while deposits increased $34.5 million (27%) and shareholders’ equity increased $5.7 million (31%).  The growth in shareholders’ equity was the result of a private placement of common stock in December 2008 for a total of $3.8 million, and the issuance in January 2009 of $5.1 million of preferred stock to the United States Department of the Treasury under the Capital Purchase Program of the TARP.  See the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(6,330)	-11.3%	$10,163	19.1%	$(3,260)	-5.9%	$32,699	69.9%	$13,512	31.5%
Earning Assets	(8,757)	-16.4%	14,967	30.4%	(4,825)	-9.4%	29,791	67.8%	12,778	31.7%
Loans	(2,903)	-7.5%	1,035	2.7%	1,956	5.1%	2,913	7.8%	17,295	53.0%
Deposits	(407)	-1.0%	16,288	45.6%	(5,389)	-14.3%	24,013	75.7%	6,385	21.4%
Borrowings	(5,256)	-59.7%	(10,400)	-92.3%	-	0.0%	8,500	90.9%	9,000	128.4%
Shareholders' Equity	(908)	-14.5%	4,575	90.4%	1,904	40.7%	94	2.0%	(1,671)	-33.3%

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2009, December 31, 2008 and June 30, 2008:

Non-Performing Assets
(in thousands)	June 30	December 31	June 30
	2009	2008	2008
Loans in nonaccrual status	$3,202	$3,557	$4,944
Loans past due 90 days or more and accruing	1,336	265	-
Restructured loans in accruing status	260	675	-
Total nonperforming loans	4,798	4,497	4,944
Foreclosed real estate	1,400	83	-
Total nonperforming assets	$6,198	$4,580	$4,944

Allowance for loan losses	$3,474	$3,942	$2,986

Asset quality ratios:
Non-performing assets to total assets	2.83%	2.13%	2.66%
Non-performing loans to total loans	3.17%	2.93%	3.33%
Allowance for loan losses to total loans	2.29%	2.57%	2.01%
Allowance for loan losses to total
non-performing loans	72%	88%	60%

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

Index

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

Index

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

Index

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

Capital

Total shareholders’ equity has increased $5.7 million, or 31%, over the past twelve months.  The growth in shareholders’ equity was the result of 1) a private placement on December 2, 2008 of 225,026 shares of common stock sold to the Carpenter Community BancFund-A, L.P. at a price of $17.10 per share, for aggregate gross proceeds to the Company of $3.8 million, and 2) the issuance on January 9, 2009, of 5,116 shares of a Series D Fixed Rate Cumulative Perpetual Preferred Stock to the United States Department of the Treasury at $1,000 per share.  The preferred stock issue is part of the Capital Purchase Program of the TARP.  The Company invested a total of $8.1 million from these two capital transactions in Mission Community Bank as Tier 1 capital.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios

Index

needed to qualify as a “well-capitalized” institution at June 30, 2009, December 31, 2008, and June 30, 2008:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)	$26,928	15.72%	$17,125	10.0%	$13,700	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$24,763	14.46%	$10,275	6.0%	$6,850	4.0%
Tier 1 Capital (to Average Assets)	$24,763	11.14%	$11,116	5.0%	$8,893	4.0%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$22,467	13.27%	$16,937	10.0%	$13,550	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,326	12.00%	$10,162	6.0%	$6,775	4.0%
Tier 1 Capital (to Average Assets)	$20,326	9.47%	$10,729	5.0%	$8,583	4.0%

As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)	$22,328	13.62%	$16,398	10.0%	$13,119	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,256	12.35%	$9,839	6.0%	$6,559	4.0%
Tier 1 Capital (to Average Assets)	$20,256	11.29%	$8,973	5.0%	$7,179	4.0%

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

Index

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

Index

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

Index

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
Bruce M. Breault                                                     Anita M. Robinson
Roxanne Carr                                                           Gary E. Stemper
William B. Coy                                                        Brooks W. Wise
Howard N. Gould                                                     Karl F. Wittstrom
Richard Korsgaard

                                                                      Shares   Percent
Authority given                                     1,106,243               82.2%
Authority withheld                                      4,700                   0.3
Abstain                                                             -0-                    -0-

Amendment of Bylaws — To amend Section 3.2 of the Company’s bylaws to increase the authorized range of directors on the Company’s Board of Directors to between eight (8) and fifteen (15) directors.
                                                                      Shares           Percent
For                                                            1,096,191             81.5%
Against                                                        13,452                1.0
Abstain                                                          1,300                0.1

Index

Advisory Vote on Executive Compensation — To approve, on an advisory and non-binding basis, the compensation paid to the Company’s Named Executive Officers.
                                                                      Shares            Percent
For                                                            1,090,926              81.1%
Against                                                        16,148                 1.2
Abstain                                                         3,869                  0.3

A total of 1,110,943 shares (82.6% of those outstanding and entitled to vote) were represented in person or by proxy.

Item 5.	Other Information

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