Form 10-Q/A
period 2009-09-30
MISSION COMMUNITY BANCORP
filed 2010-06-15
CIK 1129920

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

Index

Mission Community Bancorp
Form 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the nine months ended September 30, 2009 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the nine months ended September 30, 2009, as discussed in Note 9 to the accompanying restated unaudited condensed consolidated financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2009. This Amendment corrects and restates the original Quarterly Report on Form 10-Q, but continues to be reported as of the date of the original filing of the Form 10-Q on November 16, 2009.  The Company has not updated the disclosures in this Amendment to report as of a later date.  All information contained in this Amendment is subject to updating and supplementing as provided in the periodic reports filed with the SEC subsequent to the original filing date.

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

Restatement of Other Financial Statements
This amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the nine-month period ended September 30, 2009.  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.  We are also concurrently filing an amendment to our Form 10-Q for the quarterly period ending March 31, 2010.  The amendment to this most recent Form 10-Q is being filed only because the originally filed report for March 31, 2010 includes financial statements which present comparisons to the uncorrected March 31, 2009, financial statements.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the Affected Periods should no longer be relied upon.

Index

Mission Community Bancorp
September 30, 2009

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Restated)

Condensed Consolidated Balance Sheets at
September 30, 2009, December 31, 2008 and September 30, 2008

Condensed Consolidated Statements of Income
for the Three- and Nine-Month Periods Ended September 30, 2009 (Restated) and 2008

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

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	(Restated)
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest Income
Interest and fees on loans	$2,193	$2,460	$6,812	$7,180
Interest on investment securities	349	301	937	829
Other interest income	11	96	122	234
Total interest income	2,553	2,857	7,871	8,243
Interest Expense
Interest on money market, NOW and savings deposits	117	172	398	529
Interest on time certificates of deposit	496	624	1,769	1,744
Other interest expense	254	442	999	1,188
Total interest expense	867	1,238	3,166	3,461
Net interest income	1,686	1,619	4,705	4,782
Provision for loan losses	875	-	1,556	2,545
Net interest income after provision for loan losses	811	1,619	3,149	2,237
Non-interest income
Service charges on deposit accounts	95	109	256	262
Gain on sale of loans	143	159	317	198
Brokered loan fees	-	-	-	-
Loan servicing fees, net of amortization	34	10	82	55
Grants and awards	74	-	81	-
Gain on sale of available-for-sale securities	7	-	246	-
Loss or writedown of fixed assets or other real estate	(69)	-	(69)	-
Other income and fees	42	30	112	87
Total non-interest income	326	308	1,025	602
Non-interest expense
Salaries and employee benefits	886	905	2,779	2,789
Occupancy expenses	196	144	528	423
Furniture and equipment	103	119	340	334
Data processing	187	135	566	398
Professional fees	117	144	382	317
Marketing and business development	36	63	106	153
Office supplies and expenses	57	51	193	165
Insurance and regulatory assessments	164	53	462	154
Loan and lease expenses	38	32	104	78
Provision for securities losses	-	-	-	-
Provision for unfunded commitments	-	-	35	15
Other expenses	117	117	430	405
Total non-interest expense	1,901	1,763	5,925	5,231
(Loss) before income taxes	(764)	164	(1,751)	(2,392)
Income tax expense (benefit)	-	39	-	(1,065)
Net (loss)	$(764)	$125	$(1,751)	$(1,327)
Net (loss) applicable to common stock	$(760)	$112	$(1,748)	$(1,191)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.57)	$0.10	$(1.30)	$(1.13)
Net Income (Loss) - Diluted	$(0.57)	$0.10	$(1.30)	$(1.13)

Average common shares outstanding - basic	1,345,602	1,120,576	1,345,602	1,051,875
Average common shares outstanding - diluted	N/A	1,127,119	N/A	N/A

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
remaining available-
for-sale securities,
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

Index

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

Index

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

Index

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2009, as compared with a $1.065 million tax benefit for the same period in 2008.  No tax benefit was recorded for the 2009 period due to a limitation on the Company’s ability to recognize deferred tax assets.

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

Index

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

Index

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

Index

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

Note 9 — Restated Financial Statements

When initially issued, the Company’s financial statements reflected a $479 thousand tax benefit for the first three months of 2009 and a $32 thousand tax benefit for the second quarter.  The recognition of the tax benefits was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  ARRA, which was enacted in February, 2009, provided (for tax year 2008 only) an extended NOL carryback period of up to five years for an electing “eligible small business.”  Eligible small business was defined to be a small business with average “gross receipts” for 2006-2008 of $15 million or less.  Based on total income per the Company’s consolidated tax returns for 2006 and 2007 and estimated total income expected to be reported for its 2008 tax return, management believed that the Company’s average gross receipts were less than $15 million.  However, management was unaware at that time that—for banks—the term “gross receipts” has been interpreted under the tax law to include gross sales of securities and loans.  When gross sales of SBA loans, not merely the gains on sale, are included in gross receipts, the Company’s three-year average gross receipts exceeds $15 million.  Therefore, the Company did not qualify for the extended carryback period under ARRA.  The error had been corrected on a year-to-date basis as of September 30, 2009.  These restated financial statements reflect the appropriate portion of that correction in the first and second quarters of 2009, rather than in the third quarter.

The accompanying financial statements reflect the following changes from those originally issued as of and for the three and nine months ended September 30, 2009:

•
In the condensed consolidated statement of income, income tax expense has been changed from $511 thousand for the three months to zero.  The net loss of $(1.275) million for the three months has been changed to a net loss of $(764) thousand.  No change has been made to income taxes or net income for the nine-month period.  Net loss applicable to common stock for the three months has been changed from $(1.229) million to a loss of $(760) thousand.  Basic and diluted earnings (loss) per share for the three months have both been changed from $(0.91) to $(0.57).  No changes were made to loss before inocme taxes.

•	No changes have been made to the consolidate balance sheets, the consolidated statements of shareholders’ equity or the consolidated statements of cash flows.

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

Restatements of Results of Operations and Financial Condition

In this amendment to its Quarterly Report on Form 10-Q, the Company has voluntarily corrected and restated its earnings (loss) for the three months ended September 30, 2009, to correct for an error in the recognition of income tax benefits in the first and second  quarters.  The Company’s originally-issued financial statements for the third quarter reflected a $511 thousand tax expense, reversing a $511 tax benefit recorded in the first six months of the year.  The recognition of the tax benefits in the first half of 2009 was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  However, at that time management was unaware of a previous interpretation under the tax law that would disqualify the Company from electing the extended carryback period under ARRA.  The error was corrected on a year-to-date basis as of September 30, 2009.  This restatement reflects the appropriate portions of that correction in the first and second quarters of 2009, rather than in the third quarter.

Further information on this restatement and the specific accounts affected are detailed in Note 9 to the Notes to Condensed Consolidated Financial Statements (Restated).

Index

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(764) thousand for the third quarter of 2009, as compared with net income of $125 thousand for the third quarter of 2008.  For the first nine months of 2009, the Company’s net loss was $(1.751) million, as compared with a net loss of $(1.327) million for the first nine months of 2008.  The factors resulting in the 2009 results will be discussed below.

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

•	No tax benefit was recorded for the three months or nine months ended September 30, 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

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

Income Summary

For the three months ended September 30, 2009, the Company incurred a net loss of $(764) thousand.  This compares with net income of $125 thousand for the comparable period of 2008.

Index

For the first nine months of 2009, the Company’s net loss was $(1.751) million, as compared with a net loss of $(1.327) million for the first nine months of 2008.

Return on average assets (annualized) was (0.71)% for the third quarter of 2009, as compared with 0.25% for the third quarter of 2008.  Annualized return on average equity was (6.21)% for the third quarter of 2009 as compared with 2.66% for the comparable 2008 period.  For the first nine months of 2009, return on average assets was (1.07)%, as compared with (0.97)% for the same period in 2008.  Return on average equity was (9.53)% for the first nine months of 2009, as compared with (9.66)% for the comparable period in 2008.

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

Index

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

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2009 and 2008:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2009				September 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$147,412	$2,193	5.95	% *	$148,990	$2,460	6.62	% *
Investment securities*	42,452	349	3.43	% *	25,216	301	5.05	% *
Federal funds sold	9	-	0.51%		10,563	50	1.90%
Other interest income	15,405	11	0.29%		4,938	45	3.61%
Total interest-earning assets / interest income	205,278	$2,553	5.00%		189,707	$2,856	6.07%
Non-interest-earning assets:
Allowance for loan losses	(3,404)				(2,968)
Cash and due from banks	2,878				2,855
Premises and equipment	2,865				3,468
Other assets	8,021				5,635
Total assets	$215,638				$198,697

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$14,148	$34	0.95%		$16,337	$25	0.62%
Savings and Money Market deposit accounts	33,327	83	0.99%		17,633	147	3.31%
Certificates of deposit	93,296	496	2.11%		78,453	623	3.16%
Total interest-bearing deposits	140,771	613	1.73%		112,423	795	2.82%
Federal funds purchased	10	-	0.00%		-	-	-
Federal Home Loan Bank advances	21,963	227	4.10%		40,823	392	3.82%
Subordinated debt	3,093	27	3.51%		3,093	50	6.39%
Total borrowed funds	25,066	254	4.03%		43,916	442	4.00%
Total interest-bearing liabilities / interest expense	165,837	867	2.07%		156,339	1,237	3.15%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,968				22,733
Other liabilities	1,314				937
Total liabilities	191,119				180,009
Shareholders' equity	24,519				18,688
Total liabilities and shareholders' equity	$215,638				$198,697
Net interest-rate spread			2.93%				2.92%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.40%				0.56%
Net interest income / margin on earning assets		$1,686	3.33	% **		$1,619	3.48	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2009				September 30, 2008
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$151,708	$6,812	6.05	% *	$139,255	$7,180	6.94	% *
Investment securities*	34,375	937	4.07	% *	23,798	829	5.25	% *
Federal funds sold	9,919	16	0.21%		5,691	101	2.37%
Other interest income	14,588	106	0.98%		4,361	133	4.07%
Total interest-earning assets / interest income	210,590	7,871	5.07%		173,105	8,243	6.45%
Non-interest-earning assets:
Allowance for loan losses	(3,697)				(1,843)
Cash and due from banks	2,751				2,483
Premises and equipment	2,721				3,504
Other assets	7,076				4,950
Total assets	$219,441				$182,199

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$10,652	108	1.35%		$3,205	33	1.39%
Savings and Money Market deposit accounts	29,131	290	1.33%		34,304	496	1.93%
Certificates of deposit	96,420	1,769	2.45%		65,107	1,744	3.58%
Total interest-bearing deposits	136,203	2,167	2.13%		102,616	2,273	2.96%
Federal funds purchased	13	-	0.61%		45	1	2.81%
Federal Home Loan Bank advances	31,886	909	3.81%		34,388	1,028	3.99%
Subordinated debt	3,093	90	3.91%		3,093	159	6.86%
Total borrowed funds	34,992	999	3.82%		37,526	1,188	4.23%
Total interest-bearing liabilities / interest expense	171,195	3,166	2.47%		140,142	3,461	3.30%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,287				22,535
Other liabilities	1,203				1,181
Total liabilities	194,685				163,858
Shareholders' equity	24,756				18,341
Total liabilities and shareholders' equity	$219,441				$182,199
Net interest-rate spread			2.60%				3.15%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.46%				0.63%
Net interest income / margin on earning assets		$4,705	3.06	% **		$4,782	3.78	% **

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

Index

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

Index

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

Income Taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2009, due to a limitation on the Company’s ability to recognize deferred tax assets, as compared with a $1.065 million tax benefit recognized for the same period in 2008.  The effective tax rate (income tax benefit as a percentage of pre-tax loss) for the first nine months of 2009 was 0.0%, as compared with 44.52% for the same period in 2008.

Balance Sheet Analysis

At September 30, 2009, consolidated assets totaled $215.5 million, as compared with $215.5 million at December 31, 2008, and $218.8 million at the end of 2008’s third quarter.  This represents a decrease of $3.3 million (2%) over the past twelve months.  Total loans decreased

Index

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

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	September 30, 2009		June 30, 2009		March 31, 2009		December 31, 2008		September 30, 2008
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(3,800)	-6.9%	$(6,330)	-11.3%	$10,163	19.1%	$(3,260)	-5.9%	$32,699	69.9%
Earning Assets	(2,821)	-5.4%	(8,757)	-16.4%	14,967	30.4%	(4,825)	-9.4%	29,791	67.8%
Loans	(8,600)	-22.5%	(2,903)	-7.5%	1,035	2.7%	1,956	5.1%	2,913	7.8%
Deposits	7,138	17.6%	(407)	-1.0%	16,288	45.6%	(5,389)	-14.3%	24,013	75.7%
Borrowings	(10,744)	-141.9%	(5,256)	-59.7%	(10,400)	-92.3%	-	0.0%	8,500	90.9%
Shareholders' Equity	(389)	-6.4%	(908)	-14.5%	4,575	90.4%	1,904	40.7%	94	2.0%

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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