Form 10-Q/A
period 2010-03-31
MISSION COMMUNITY BANCORP
filed 2010-06-15
CIK 1129920

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

Index

Mission Community Bancorp
Form 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended March 31, 2010 (the “Original Filing”) to amend and restate our unaudited condensed consolidated financial statements and related disclosures for the three months ended March 31, 2009, as discussed in Note 10 to the accompanying restated unaudited condensed consolidated financial statements.  The amendment to this most recent Form 10-Q is being filed only because the originally filed report for March 31, 2010 includes financial statements which present comparisons to the uncorrected March 31, 2009, financial statements.  The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on May 24, 2010. This Amendment corrects and restates the original Quarterly Report on Form 10-Q, but continues to be reported as of the date of the original filing of the Form 10-Q on May 24, 2010, with the exception of updating the original filing for subsequent events (see Note 9).

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

Restatement of Other Financial Statements
This amendment to our Quarterly Report on Form 10-Q is being filed to restate our unaudited condensed consolidated financial statements and related financial information for the quarterly period ended March 31, 2009.  The amendment to this most recent Form 10-Q is being filed only because the originally filed report for March 31, 2010 includes financial statements which present comparisons to the uncorrected March 31, 2009, financial statements.  With the filing of this Form 10-Q/A, we are concurrently filing amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009, June 30, 2009 and September 30, 2009.  The consolidated financial statements and related financial information contained in any of the Company’s filings with the SEC during the Affected Periods should no longer be relied upon.

Index

Mission Community Bancorp
March 31, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) (Restated)

Condensed Consolidated Balance Sheets at
March 31, 2010, December 31, 2009 and March 31, 2009 (Restated)

Condensed Consolidated Statements of Income
for the Three-Month Periods Ended March 31, 2010 and 2009 (Restated)

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Three-Month Periods Ended March 31, 2010 and 2009 (Restated)

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2010 and 2009 (Restated)

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
Item 4.  Reserved
Item 5.  Other Information
Item 6.  Exhibits

Index

PART I

Item 1.   Financial Statements (Restated)

Mission Community Bancorp and Subsidiary
Condensed Consolidated Balance Sheets
Unaudited	(dollars in thousands)
			(Restated)
	March 31, 2010	December 31, 2009	March 31, 2009
Assets
Cash and due from banks	$13,900	$8,595	$3,147
Federal funds sold	-	-	28,005
Total cash and cash equivalents	13,900	8,595	31,152
Interest-bearing deposits in other banks	400	425	11,710
Investment securities available for sale	40,662	40,142	20,693

Loans held for sale	771	904	1,414

Loans, net of unearned income	131,714	135,506	152,932
Less allowance for loan losses	(5,080)	(5,537)	(4,038)
Net loans	126,634	129,969	148,894

Federal Home Loan Bank stock and other stock, at cost	3,003	3,003	2,757
Premises and equipment	3,335	3,255	2,661
Other real estate owned	1,500	2,206	983
Company owned life insurance	2,909	2,886	2,813
Accrued interest and other assets	1,847	1,721	2,576
Total Assets	$194,961	$193,106	$225,653

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$22,194	$24,616	$21,479
Money market, NOW and savings	57,979	54,144	38,008
Time certificates of deposit	85,178	85,010	101,605
Total deposits	165,351	163,770	161,092
Other borrowings	6,000	6,000	35,300
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	2,234	1,605	1,076
Total liabilities	176,678	174,468	200,561
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	5,068	5,072
Common stock - 10,000,000 shares authorized;
Issued and outstanding: 1,345,602 at March 31, 2010;
December 31, 2009 and March 31, 2009	18,042	18,042	18,042
Additional paid-in capital	251	242	187
Retained earnings (deficit)	(6,730)	(6,280)	563
Accumulated other comprehensive income -
unrealized appreciation on available-for-sale
securities	568	482	144
Total shareholders' equity	18,283	18,638	25,092
Total Liabilities and Shareholders' Equity	$194,961	$193,106	$225,653

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Income
Unaudited	(in thousands, except per share data)
	For the Three Months Ended
		(Restated)
	March 31, 2010	March 31, 2009
Interest Income
Interest and fees on loans	$2,058	$2,331
Interest on investment securities	309	259
Other interest income	7	93
Total interest income	2,374	2,683
Interest Expense
Interest on money market, NOW and savings deposits	119	153
Interest on time certificates of deposit	338	650
Other interest expense	99	399
Total interest expense	556	1,202
Net interest income	1,818	1,481
Provision for loan losses	200	300
Net interest income after provision for loan losses	1,618	1,181
Non-interest income
Service charges on deposit accounts	82	82
Gain on sale of loans	-	62
Loan servicing fees, net of amortization	34	25
Gain on sale of available-for-sale securities	58	239
Loss or writedown of fixed assets or other real estate	(106)	-
Other income and fees	39	28
Total non-interest income	107	436
Non-interest expense
Salaries and employee benefits	923	979
Occupancy expenses	300	172
Furniture and equipment	124	111
Data processing	188	186
Professional fees	134	95
Marketing and business development	29	34
Office supplies and expenses	57	70
Insurance and regulatory assessments	204	57
Loan and lease expenses	34	32
Provision for unfunded commitments	-	35
Other expenses	118	121
Total non-interest expense	2,111	1,892
(Loss) before income taxes	(386)	(275)
Income tax expense (benefit)	-	-
Net (loss)	$(386)	$(275)
Net income (loss) applicable to common stock	$(413)	$(276)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.31)	$(0.21)
Net Income (Loss) - Diluted	$(0.31)	$(0.21)

Average common shares outstanding - basic	1,345,602	1,345,602
Average common shares outstanding - diluted	N/A	N/A

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
remaining available-
for-sale securities,
net of taxes of $-0-	-	-	-	-	108	-	108	108
Total comprehensive income (loss)					$(300)

Balance at March 31, 2010	$6,152	1,345,602	$18,042	$251		$(6,730)	$568	$18,283

The accompanying notes are an integral part of these consolidated financial statements.

Index

Mission Community Bancorp and Subsidiary
Condensed Consolidated Statements of Cash Flows
	(Unaudited - dollars in thousands)
	For the Three Months Ended
		(Restated)
	March 31, 2010	March 31, 2009
Operating Activities
Net (loss)	$(386)	$(275)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	133	105
Accretion of discount on securities and loans, net	(23)	(35)
Provision for credit losses	200	300
Provision for losses on unfunded loan commitments	-	35
Stock-based compensation	9	15
Gain on sale of securities	(58)	(239)
Gain on loan sales	-	(62)
Writedown of other real estate owned	106	-
Increase in company-owned life insurance	(23)	(24)
Other, net	503	(298)
Proceeds from loan sales	2,920	2,184
Loans originated for sale	(2,041)	(2,265)
Net cash provided by (used in) operating activities	1,340	(559)
Investing Activities
Net decrease (increase) in deposits in other banks	25	-
Purchase of available-for-sale securities	(3,967)	(4,448)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,536	1,017
Proceeds from sales of available-for-sale securities	58	7,726
Net decrease (increase) in loans	2,409	(1,074)
Purchases of premises and equipment	(213)	(168)
Proceeds from sale of other real estate owned	600	-
Net cash provided by investing activities	2,448	3,053
Financing Activities
Net increase in demand deposits and savings accounts	1,413	4,017
Net increase in time deposits	168	12,271
Net increase (decrease) in other borrowings	-	(10,400)
Proceeds from issuance of preferred stock under TARP-CPP, net	-	5,072
Payment of TARP-CPP dividends	(64)	(26)
Net cash provided by financing activities	1,517	10,934
Net increase in cash and cash equivalents	5,305	13,428
Cash and cash equivalents at beginning of year	8,595	17,724
Cash and cash equivalents at end of period	$13,900	$31,152

Supplemental disclosures of cash flow information:
Interest paid	545	1,247
Taxes paid	-	-

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

Index

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

Index

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

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2010, or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

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

Index

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

Index

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

Index

Note 9 — Subsequent Events

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

On May 26, 2010 the Company and the Manager, on behalf of the Investors entered into Amendment No. 2 (the “Amendment”) to the Securities Purchase Agreement.  The Amendment increases the total investment in the securities of the Company to be purchased by the Investors at the second closing under the Second Closing from $5.2 million to $15.0 million.  In lieu of purchasing 1,040,000 shares of the Company’s common stock and warrants to purchase 1,040,000 shares of the Company’s common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant in the Second Closing, the Investors will now purchase an aggregate of 3,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant in the Second Closing.

The Amendment also deletes the requirement that the Company use the proceeds from the second closing to redeem the Company’s outstanding Series D Preferred Stock issued to the U.S. Treasury as part of the TARP Capital Purchase Program.  It is intended that the Company will now use a substantial majority of the proceeds from the second closing under the Securities Purchase Agreement to enable a newly-formed wholly owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank, certain non-performing loans and other real estate owned assets.

Pursuant to the Amendment, the Manager has also agreed that the term of the warrants previously issued to the Investors under the Initial Closing under the Securities Purchase Agreement, and the term of the new warrants to be issued to the Investors in the Second Closing under the Securities Purchase Agreement, be reduced from a term of 10 years to a term of 5 years.

Note 10 — Restated Financial Statements

When initially issued, the Company’s financial statements for the first three months of 2009 reflected a $479 thousand tax benefit.  The recognition of the tax benefit was based on management’s understanding at the time that, under the American Recovery and Reinvestment Act of 2009 (“ARRA”), the Company would be able to carry back 2008’s net operating loss (“NOL”) to five prior years rather than two years, and thereby increase the Company’s current tax receivable.  ARRA, which was enacted in February, 2009, provided (for tax year 2008 only) an extended NOL carryback period of up to five years for an electing “eligible small business.”  Eligible small business was defined to be a small business with average “gross receipts” for 2006-2008 of $15 million or less.  Based on total income per the Company’s consolidated tax returns for 2006 and 2007 and estimated total income expected to be reported for its 2008 tax

Index

return, management believed that the Company’s average gross receipts were less than $15 million.  However, management was unaware at that time that—for banks—the term “gross receipts” has been interpreted under the tax law to include gross sales of securities and loans.  When gross sales of SBA loans, not merely the gains on sale, are included in gross receipts, the Company’s three-year average gross receipts exceeds $15 million.  Therefore, the Company did not qualify for the extended carryback period under ARRA.  The error had been corrected on a year-to-date basis as of September 30, 2009.  These restated financial statements reflect the appropriate portion of that correction in the first quarter of 2009, rather than in the third quarter.

The accompanying financial statements reflect the following changes from those originally issued as of and for the three months ended March 31, 2009 only (no changes were made to the financial statements for the three months ended March 31, 2010):
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

Further information on this restatement and the specific accounts affected are detailed in Note 10 to the Notes to Condensed Consolidated Financial Statements (Restated).

Index

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(386) thousand for the first quarter of 2010, as compared with a net loss of $(275) thousand for the first quarter of 2009.  The factors resulting in the 2010 loss will be discussed below.

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

•	Non-interest expense increased by $219 thousand for the first quarter of 2010, as compared to the first quarter of 2009. See Non-Interest Expense below.

•	No tax benefit was recorded for the three months ended March 31, 2010 or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

•	Total assets increased by $1.9 million from December 31, 2009 to March 31, 2010. Total loans decreased by $3.9 million over that period, while deposits increased by $1.6 million.

Income Summary

For the three months ended March 31, 2010, the Company incurred a net loss of $(386) thousand.  This compares with a net loss of $(275) thousand for the comparable period of 2009.

Return (loss) on average assets (annualized) was (0.81)% for the first quarter of 2010, as compared with (0.51)% for the first quarter of 2009.  Annualized return on average equity was (8.34)% for the first quarter of 2010 as compared with (4.50)% for the comparable 2009 period.

Excluding taxes, the Company incurred a loss of $(386) thousand for the first quarter of 2010, as compared to a pre-tax loss of $(275) thousand for the same period in 2009.

Index

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

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2010 and 2009:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2010				March 31, 2009
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$136,010	$2,058	6.14	% *	$154,385	$2,331	6.14	% *
Investment securities*	39,674	309	3.15	% *	23,177	259	4.54	% *
Federal funds sold	-	-	-		18,714	9	0.20%
Other interest income	11,108	7	0.25%		14,467	83	2.34%
Total interest-earning assets / interest income	186,792	2,374	5.15%		210,743	2,682	5.18%
Non-interest-earning assets:
Allowance for loan losses	(5,551)				(3,935)
Cash and due from banks	2,701				3,459
Premises and equipment	3,382				2,617
Other assets	6,379				6,330
Total assets	$193,703				$219,214

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$20,756	41	0.79%		$9,418	42	1.81%
Savings and Money Market deposit accounts	35,063	78	0.90%		25,109	110	1.79%
Certificates of deposit	85,719	338	1.60%		94,470	650	2.80%
Total interest-bearing deposits	141,538	457	1.31%		128,997	802	2.53%
Federal funds purchased	-	-	-		-	-	-
Federal Home Loan Bank advances	6,000	74	5.01%		40,651	368	3.68%
Subordinated debt	3,093	25	3.25%		3,093	31	4.11%
Total borrowed funds	9,093	99	4.41%		43,744	399	3.71%
Total interest-bearing liabilities / interest expense	150,631	556	1.50%		172,741	1,201	2.83%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,696				20,602
Other liabilities	1,596				1,110
Total liabilities	174,923				194,453
Shareholders' equity	18,780				24,761
Total liabilities and shareholders' equity	$193,703				$219,214
Net interest-rate spread			3.65%				2.35%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.30%				0.51%
Net interest income / margin on earning assets		$1,818	3.95	% **		$1,481	2.86	% **

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

Index

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

Index

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

Index

Income Taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2010 or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

Balance Sheet Analysis

At March 31, 2010, consolidated assets totaled $195.0 million, as compared with $193.1 million at December 31, 2009, and $225.7 million at the end of 2009’s first quarter.  This represents a decrease of $30.7 million (14%) over the past twelve months.  Total loans decreased $21.9 million (14%) over that period, while deposits increased $4.3 million, or 3%, borrowed funds decreased $29.3 million (83%) and shareholders’ equity decreased $6.8 million (27%).  The decline in shareholder’s equity was due to net losses incurred over the past year.  See also the Capital Ratios section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	March 31, 2010		December 31, 2009		September 30, 2009		June 30, 2009		March 31, 2009
	$	%	$	%	$	%	$	%	$	%
Total Assets	$1,855	3.9%	$(22,417)	-41.3%	$(3,800)	-6.9%	$(6,330)	-11.3%	$10,163	19.1%
Earning Assets	1,894	4.2%	(19,722)	-38.5%	(2,821)	-5.4%	(8,757)	-16.4%	14,967	30.4%
Loans	(3,925)	-11.7%	(6,433)	-17.9%	(8,600)	-22.5%	(2,903)	-7.5%	1,035	2.7%
Deposits	1,581	3.9%	(4,053)	-9.6%	7,138	17.6%	(407)	-1.0%	16,288	45.6%
Borrowings	-	0.0%	(13,300)	-273.4%	(10,744)	-141.9%	(5,256)	-59.7%	(10,400)	-92.3%
Shareholders' Equity	(355)	-7.7%	(5,157)	-86.0%	(389)	-6.4%	(908)	-14.5%	4,575	90.4%

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

Index

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

Index

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

Index

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

Capital

Total shareholders’ equity has decreased $6.8 million, or 27%, over the past twelve months.  The decrease was the result of net losses, primarily due to substantial increases in loan loss provisions.

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

Index

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

Index

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

Index

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

Index

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
ANITA M. ROBINSON
President and Chief Executive Officer
Dated:  June 15, 2010

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  June 15, 2010