Form 10-Q
period 2010-06-30
MISSION COMMUNITY BANCORP
filed 2010-08-16
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,345,602 shares of common stock outstanding as of August 13, 2010.

Mission Community Bancorp
June 30, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
June 30, 2010, December 31, 2009 and June 30, 2009

Condensed Consolidated Statements of Operations
for the Three-Month and Six-Month Periods Ended June 30, 2010 and 2009

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Six-Month Periods Ended June 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows
for the Six-Month Periods Ended June 30, 2010 and 2009

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
Item 4.  Reserved
Item 5.  Other Information
Item 6.  Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)
	June 30, 2010	December 31, 2009	June 30, 2009
Assets
Cash and due from banks	$25,632	$8,595	$11,837
Federal funds sold	-	-	1,145
Total cash and cash equivalents	25,632	8,595	12,982
Interest-bearing deposits in other banks	400	425	575
Investment securities available for sale	48,598	40,142	43,764

Loans held for sale	16,976	904	1,227

Loans, net of unearned income	108,920	135,506	150,216
Less allowance for loan losses	(3,731)	(5,537)	(3,474)
Net loans	105,189	129,969	146,742

Federal Home Loan Bank stock and other stock, at cost	2,814	3,003	2,849
Premises and equipment	3,336	3,255	2,807
Other real estate owned	1,528	2,206	2,300
Company owned life insurance	2,932	2,886	2,837
Accrued interest and other assets	1,377	1,721	3,240
Total Assets	$208,782	$193,106	$219,323

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$22,443	$24,616	$22,129
Money market, NOW and savings	51,343	54,144	40,796
Time certificates of deposit	87,340	85,010	97,760
Total deposits	161,126	163,770	160,685
Other borrowings	4,142	6,000	30,044
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	2,607	1,605	1,317
Total liabilities	170,968	174,468	195,139
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized;
Issued and outstanding: 6,345,602 at June 30, 2010;
and 1,345,602 issued and outstanding
at December 31, 2009 and June 30, 2009	42,889	18,042	18,042
Additional paid-in capital	261	242	206
Retained earnings (deficit)	(12,458)	(6,280)	(213)
Accumulated other comprehensive income -
unrealized appreciation (depreciation)
on available-for-sale securities	970	482	(3)
Total shareholders' equity	37,814	18,638	24,184
Total Liabilities and Shareholders' Equity	$208,782	$193,106	$219,323

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest Income
Interest and fees on loans	$1,930	$2,288	$3,988	$4,619
Interest on investment securities	304	329	613	588
Other interest income	10	18	17	111
Total interest income	2,244	2,635	4,618	5,318
Interest Expense
Interest on money market, NOW and savings deposits	117	128	236	281
Interest on time certificates of deposit	293	623	631	1,273
Other interest expense	86	346	185	745
Total interest expense	496	1,097	1,052	2,299
Net interest income	1,748	1,538	3,566	3,019
Provision for loan losses	5,250	381	5,450	681
Net interest income after provision for loan losses	(3,502)	1,157	(1,884)	2,338
Non-interest income
Service charges on deposit accounts	92	79	174	161
Gain on sale of loans	181	112	181	174
Loan servicing fees, net of amortization	39	23	73	48
Grants and awards	-	7	-	7
Gain on sale of available-for-sale securities	-	-	58	239
Other income and fees	47	42	86	70
Total non-interest income	359	263	572	699
Non-interest expense
Salaries and employee benefits	921	914	1,844	1,893
Occupancy expenses	315	160	615	332
Furniture and equipment	112	126	236	237
Data processing	176	193	364	379
Professional fees	184	170	318	265
Marketing and business development	26	36	55	70
Office supplies and expenses	61	66	118	136
Insurance and regulatory assessments	192	241	396	298
Loan and lease expenses	52	34	86	66
Loss or writedown of fixed assets or other real estate	344	-	450	-
Provision for unfunded commitments	-	-	-	35
Other expenses	139	192	257	313
Total non-interest expense	2,522	2,132	4,739	4,024
(Loss) before income taxes	(5,665)	(712)	(6,051)	(987)
Income tax expense (benefit)	-	-	-	-
Net (loss)	$(5,665)	$(712)	$(6,051)	$(987)
Net income (loss) applicable to common stock	$(5,460)	$(712)	$(5,873)	$(988)

Per Common Share Data:
Net Income (Loss) - Basic	$(1.67)	$(0.53)	$(2.52)	$(0.73)
Net Income (Loss) - Diluted	$(1.67)	$(0.53)	$(2.52)	$(0.73)

Average common shares outstanding - basic	3,301,646	1,345,602	2,329,027	1,345,602
Average common shares outstanding - diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional	Comprehensive	Retained	Other
	Preferred	Common Stock		Paid-In	Income	Earnings	Comprehensive
	Stock	Shares	Amount	Capital	(Loss)	(Deficit)	Income(Loss)	Total

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $48	5,068							5,068

Dividends declared and paid
on Series D preferred stock						(90)		(90)

Stock-based compensation				34				34

Comprehensive income:
Net (loss)					$(987)	(987)		(987)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(285)		(285)	(285)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $2	-	-	-	-	(73)	-	(73)	(73)
Total comprehensive income (loss)					$(1,345)

Balance at June 30, 2009	$6,152	1,345,602	$18,042	$206		$(213)	$(3)	$24,184

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638

Issuance of common stock
in private placement,
net of issuance costs of $153		5,000,000	24,847					24,847

Dividends declared and paid
on Series D preferred stock						(127)		(127)

Stock-based compensation				19				19

Comprehensive income (loss):
Net (loss)					$(6,051)	(6,051)		(6,051)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	510	-	510	510
Total comprehensive income (loss)					$(5,563)

Balance at June 30, 2010	$6,152	6,345,602	$42,889	$261		$(12,458)	$970	$37,814

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Six Months Ended
	June 30, 2010	June 30, 2009
Operating Activities
Net (loss)	$(6,051)	$(987)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	259	211
Accretion of discount on securities and loans, net	(24)	(67)
Provision for credit losses	5,450	681
Provision for losses on unfunded loan commitments	-	35
Stock-based compensation	19	33
Gain on sale of securities	(58)	(239)
Gain on loan sales	(181)	(174)
Writedown of other real estate owned	450	-
Increase in company-owned life insurance	(47)	(48)
Other, net	304	(619)
Proceeds from loan sales	4,402	3,920
Loans originated for sale	(3,583)	(3,690)
Net cash provided by (used in) operating activities	940	(944)
Investing Activities
Net change in Federal Home Loan Bank and other stock	189	(92)
Net decrease in deposits in other banks	25	11,135
Purchase of available-for-sale securities	(23,160)	(30,007)
Proceeds from maturities, calls and paydowns of available-for-sale securities	10,660	3,258
Proceeds from sales of available-for-sale securities	5,622	7,726
Net decrease (increase) in loans	2,279	(602)
Purchases of premises and equipment	(340)	(419)
Proceeds from sale of other real estate owned	605	-
Net cash provided by (used in) investing activities	(4,120)	(9,001)
Financing Activities
Net (decrease) increase in demand deposits and savings accounts	(4,974)	7,455
Net increase in time deposits	2,330	8,426
Net (decrease) in other borrowings	(1,858)	(15,656)
Proceeds from issuance of common stock in private placement, net	24,847	-
Proceeds from issuance of preferred stock under TARP-CPP, net	-	5,068
Payment of TARP-CPP dividends	(128)	(90)
Net cash provided by financing activities	20,217	5,203
Net increase (decrease) in cash and cash equivalents	17,037	(4,742)
Cash and cash equivalents at beginning of year	8,595	17,724
Cash and cash equivalents at end of period	$25,632	$12,982

Non-cash changes:
Real estate acquired by foreclosure	$377	1,317
Loans reclassified to held for sale	16,689	-
Supplemental disclosures of cash flow information:
Interest paid	639	2,363
Taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements

Note 1 – Basis of Presentation and Management Representations

The unaudited consolidated financial statements include accounts of Mission Community Bancorp (“the Company”) and its subsidiaries, Mission Community Bank (“the Bank”) and Mission Asset Management, Inc. (“MAM”), and the Bank’s subsidiary, Mission Community Development Corporation.  All material inter-company balances and transactions have been eliminated.

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2010 and 2009 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. The Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”). Under the TAGP, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.  On July 1, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which, in part, permanently raised the current standard maximum deposit insurance amount to $250,000.

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

During the six-month periods ended June 30, 2010 and 2009, the Bank recognized pre-tax stock-based compensation expense of $19,000 and $33,000, respectively.  As of June 30, 2010, the Company has unvested options outstanding with unrecognized compensation expense totaling $109,000, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2010                                                                   $  19
2011                                                                       38
2012                                                                       38
2013                                                                       14
Total unrecognized compensation cost                                                                   $109

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2010:
U.S. Government agencies	$14,169	$149	$-	$14,318
Mortgage-backed securities	27,625	705	(10)	28,320
Municipal securities	2,918	49	(6)	2,961
Corporate debt securities	2,916	83	-	2,999
Asset-backed securities	-	-	-	-
	$47,628	$986	$(16)	$48,598

December 31, 2009:
U.S. Government agencies	$15,442	$40	$(14)	$15,468
Mortgage-backed securities	16,631	244	(40)	16,835
Municipal securities	2,918	61	(6)	2,973
Corporate debt securities	2,841	147	-	2,988
Asset-backed securities	1,828	50	-	1,878
	$39,660	$542	$(60)	$40,142

The scheduled maturities of investment securities at June 30, 2010, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$3,104	$3,187
Due in one year to five years	12,655	12,785
Due in five years to ten years	10,528	10,859
Due in greater than ten years	21,341	21,767
	$47,628	$48,598

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	2,179	10	-	-	2,179	10
Municipal securities	878	6	-	-	878	6
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$3,057	$16	$-	$-	$3,057	$16

December 31, 2009:
U.S. Government agencies	$4,421	$14	$-	$-	$4,421	$14
Mortgage-backed securities	5,712	40	-	-	5,712	40
Municipal securities	875	6	-	-	875	6
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$11,008	$60	$-	$-	$11,008	$60

As of June 30, 2010, five securities have been in an unrealized loss position for less than twelve months and none for more than twelve months.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of June 30, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of June 30, 2010 are other than temporarily impaired.

During the first quarters of 2010 and 2009, the Bank sold $5,564,000 and $7,487,000 of investment securities for gross gains of $58,000 and $239,000, respectively.  No securities were sold at a loss in either the first quarter of 2010 or 2009 and no securities were sold in the second quarter of either 2010 or 2009.

As of June 30, 2010, investment securities carried at $11,824,000 and $12,130,000, respectively, were pledged to secure public deposits as required by law, and borrowings from the Federal Home Loan Bank of San Francisco.

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

The following table shows the composition of the Bank’s and MAM’s loan portfolios by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	June 30, 2010		December 31, 2009		June 30, 2009
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$18,725	14.9%	$19,633	14.4%	$23,811	15.7%
Agricultural	390	0.3%	750	0.5%	-	0.0%
Leases, net of unearned income	1,097	0.9%	1,335	1.0%	1,580	1.0%
Municipal loans	3,589	2.8%	3,476	2.5%	2,744	1.8%
Real estate	90,865	72.2%	96,956	71.1%	104,500	69.0%
Construction	9,659	7.7%	12,512	9.2%	15,396	10.2%
Consumer	1,571	1.2%	1,748	1.3%	3,412	2.3%
Total loans	$125,896	100.0%	$136,410	100.0%	$151,443	100.0%

As of June 30, 2010, and December 31, 2009, loans totaling $78,299,000 and $114,308,000, respectively, were pledged to secure borrowings and potential borrowings from the Federal Home Loan Bank of San Francisco.

Following is a summary of the investment in impaired loans as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	June 30, 2010	December 31, 2009	June 30, 2009
Impaired loans:
Impaired loans with a related allowance for loan losses	$1,951,166	$672,355	$4,080,327
Impaired loans with no related allowance for loan losses	7,642,263	5,721,257	1,057,846
Total impaired loans	$9,593,429	$6,393,612	$5,138,173
Related allowance for loan losses	$222,992	$66,821	$876,074
Average recorded investment in impaired loans	6,944,970	6,312,843	6,310,526
Interest income recognized for cash payments while impaired	120,901	184,492	148,177
Total loans on non-accrual	9,405,453	5,891,045	3,202,000
Total loans past due 90 days or more and still accruing	-	-	1,336,000

Following is a summary of the changes in the allowance for loan and lease losses for the six-month periods ended June 30:

	June 30, 2010	June 30, 2009
Balance at beginning of year	$5,536,929	$3,942,220
Additions to the allowance charged to expense	5,450,000	680,722
Less loans charged off	(7,287,500)	(1,173,019)
Plus recoveries on loans previously charged off	32,039	23,805
Balance at end of period	$3,731,468	$3,473,728

Note 5 — Common and Preferred Stock

On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement dated December 22, 2009, as amended (the “Securities Purchase Agreement”), by and between the Company and Carpenter Fund Manager GP, LLC (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).   At the Initial Closing the Investors purchased an aggregate of 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock of the Company for an aggregate purchase price of $10 million.  The warrants are exercisable for a term of five years from issuance at an exercise price of $5.00 per share and contain customary anti-dilution provisions.

On June 15, 2010, the Investors purchased an aggregate of 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant in the second closing under the Securities Purchase Agreement (the “Second Closing”), for an aggregate purchase price of $15 million.

The Company used a substantial majority of the proceeds from the Second Closing to enable a newly-formed wholly owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank, certain non-performing loans and other real estate owned assets.

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing, the Manager is the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants) or 84.0% of the issued and outstanding shares.

The Securities Purchase Agreement further provides that the Company will conduct a rights offering to its existing shareholders, pursuant to which each shareholder will be offered the right to purchase additional shares of common stock, paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  The rights offering is currently anticipated in the fourth quarter of 2010.

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

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the six months ended June 30, 2010, or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

Note 7 — Fair Value Measurement

The following tables present information about the Bank’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Bank to determine such fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
June 30, 2010:	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$-	$48,598	$-	$48,598
Loans held for sale	-	-	16,689	16,689
December 31, 2009:
Available-for-sale securities	-	40,133	9	40,142

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  The Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Due to the illiquidity in the secondary market for this security and lack of observable inputs to the estimation process, the fair value estimate cannot be corroborated by observable market data; therefore, management has concluded that Level 3 pricing was more appropriate for this security.  There were no changes in the valuation techniques used during 2010 or 2009 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the six months ended June 30, 2010.

Loans held for sale that are carried at fair value on a recurring basis consist of all loans held by the company’s MAM subsidiary.  Those loans are valued by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows to MAM, including collateral liquidation if repayment weaknesses exist.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
June 30, 2010:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net
of specific reserves	$-	$-	$1,728	$1,728	$(193)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	1,528	$1,528	$(450)

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2009:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net
of specific reserves	$-	$-	$4,346	$4,346	$(1,302)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	2,206	$2,206	$(472)

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2010 and 2009:

(in thousands)	Level 3 Securities Available for Sale and Loans Held for Sale
	Six Months Ended June 30
	2010	2009
Balance at beginning of year	$9	$32
Securities transfered into Level 3	-	92
Loans held for sale transfered into Level 3	16,689	-
Unrealized gains (losses)
included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements	-	-
Securities valuation reserve	(9)	(104)
Balance at end of period	$16,689	$20

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$25,632	$25,632	$8,595	$8,595
Interest-bearing deposits in other banks	400	400	425	425
Investment securities	48,598	48,598	40,142	40,142
Loans held for sale	16,976	16,976	904	904
Loans, net of allowance for loan and lease losses	105,189	106,652	129,969	131,859
Federal Home Loan Bank and other stocks	2,814	2,814	3,003	2,814
Company owned life insurance	2,932	2,932	2,886	2,932
Accrued interest receivable	876	876	824	876

Financial Liabilities:
Deposits	161,126	161,341	163,770	164,174
Other borrowings	4,142	4,427	6,000	6,259
Junior subordinated debt securities	3,093	2,537	3,093	3,090
Accrued interest and other liabilities	2,607	2,607	1,605	1,605

Note 8 — Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.”  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard is effective as of the beginning of the first annual reporting period that begins after November 5, 2009. Management adopted the provisions of this standard on January 1, 2010.

Terms of the Bank’s SBA loan sales typically provide for limited recourse if the borrower defaults on any of the first three payments after the sale.  The revised guidance does not permit a loan transfer to the buyer to be recognized as a sale until that recourse period has expired, which results in a  delay of approximately three months in recognizing gains on most sales of SBA loans beginning January 1, 2010, the date the Company adopted the new guidance.  Therefore, no gains on the sale of SBA loans were recognized in the first three months of 2010.  Gains on the sale of SBA loans sold during the first quarter of 2010 were recognized in the second quarter of 2010 and, subject to the limited recourse mentioned above, gains on SBA loans sold during the second quarter will be recognized in the third quarter.

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 009-16, Transfers and Servicing (ASC Topic 860): “Accounting for Transfers of Financial Assets,” which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 66.  This update reflects the Board’ response to issues entities have encountered when applying ASC 860, including: (1) requires that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifies when a transferred asset is considered legally isolated from the transferor, (3) modifies the requirements related to a transferee’ ability to freely pledge or exchange transferred financial assets, and (4) provides guidance on when a portion of a financial asset can be derecognized.  This update is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 5, 2009. Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820: “Improving Disclosures about Fair Value Measurements” (“ASU 10-06”).  ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 7—Fair Value Measurement.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 5, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This standard will require the Company to expand disclosures about the credit quality of the Company’s loans and the related reserves against them.  The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans.  The Company will adopt the standard beginning with the December 1, 2010 financial statements.  This standard will not have an impact on the Company’s financial position or results of operations.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(5.665) million for the second quarter of 2010, as compared with a net loss of $(712) thousand for the second quarter of 2009.  For the first six months of 2010 the Company’s net loss was $(6.051) million, as compared to $(987) thousand for the first half of 2009.  The factors resulting in these losses will be discussed below.

•
During the second quarter of 2010 the Bank reclassified $22.2 million of lower-quality loans (including $10.1 million of nonaccrual loans) to “held for sale,” writing down the value of those loans by $5.488 million through charge-offs to the allowance for loan losses.

•
The loan charge-offs did not directly affect net income but $5.250 million in loan loss provision was required to replenish the allowance for loan and lease losses to the appropriate level following a total of $6.599 million of charge-offs in the second quarter.   The loan loss provision was less than the second quarter charge-offs because the level of classified loans and total loans both decreased during the period.  The second quarter 2010 provision for loan losses represents an increase of $4.869 million from the second quarter of 2009.  For the first six months of 2010 the loan loss provision increased $4.769 million over the comparable period in 2009.

•
Net interest income for the three-month period ended June 30, 2010, increased by $210 thousand, or 14%, from the comparable period in 2009, primarily due to a $28 million decrease in the volume of borrowed funds, but also due to declining rates on certificates of deposit.  As a result, the net interest margin climbed 78 basis points from the second quarter of 2009.  For the first half of 2010 net interest income increased by $547 thousand, or 18%, from the first six months of 2009.  The net interest margin for the six-month period increased by 103 basis points.

•
For the three months ended June 30, 2010, non-interest income increased by $96 thousand from the same period in 2009.  Non-interest income for the first half of 2010 was down $127 thousand from the first six months of 2009.  Factors contributing to this are discussed in the Non-Interest Income section below.

•
Non-interest expense increased by $390 thousand for the second quarter of 2010, as compared to the second quarter of 2009.  For the first six months of 2010, non-interest expense increased $715 thousand as compared to the same period a year ago.  See Non-Interest Expense below.

•	During the second quarter of 2010 the Company issued 5,000,000 shares of common stock in a private placement, raising $24.8 million of new capital (net of issuance costs).

•	Total assets increased by $15.7 million from December 31, 2009 to June 30, 2010. Total loans decreased by $10.5 million over that period, while deposits decreased by $2.6 million.

Income Summary

For the three months ended June 30, 2010, the Company incurred a net loss of $(5.665) million.  This compares with a net loss of $(712) thousand for the comparable period of 2009.  For the first six months of 2010 the Company’s net loss was $(6.051) million, as compared to $(987) thousand for the first half of 2009.

Return (loss) on average assets (annualized) was (11.3)% for the second quarter of 2010, as compared with (1.3)% for the second quarter of 2009.  For the first six months of 2010 the return (loss) on average assets was (6.2)%, as compared to (0.9)% for the first half of 2009.

Annualized return (loss) on average equity was (78.3)% for the second quarter of 2010 as compared with (11.4)% for the comparable 2009 period.  For the six months the (loss) on average assets was (51.0)% in 2010, as compared to (8.1)% for the first half of 2009.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2010, net interest income was $1.748 million, an increase of $210 thousand, or 14%, from the same period in 2009, primarily due to a $28 million decrease in the volume of borrowed funds, but also due to declining rates on certificates of deposit.  For the first half of 2010 net interest income increased by $547 thousand, or 18%, from the first six months of 2009.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.76% for the three-month period ended June 30, 2010, an increase of 78 basis points as compared to the same period in 2009.  For the six-month period the net interest margin increased by 103 basis points.  Short-term interest rates dropped steeply in 2008, stabilized in 2009 and have remained at the current very low level.  The initial drop placed severe pressure on our interest margin throughout 2008 and into 2009 but as rates stabilized, higher-rate liabilities have rolled off or repriced downward, significantly reducing our interest cost.  Partially offsetting the beneficial impact of lower interest expense has been a reduction in interest income on loans, as demand for quality credits has diminished and the balance of non-accrual loans has increased during the recession.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month and six-month periods ended June 30, 2010 and 2009:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	June 30, 2010				June 30, 2009
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$130,975	$1,929	5.91	% *	$153,405	$2,288	5.98	% *
Investment securities*	39,945	304	3.05	% *	37,283	330	3.54	% *
Federal funds sold	-	-	-		11,241	6	0.23%
Other interest income	15,621	10	0.25%		5,296	12	0.92%
Total interest-earning assets / interest income	186,541	2,243	4.82%		207,225	2,636	5.10%
Non-interest-earning assets:
Allowance for loan losses	(4,361)				(3,757)
Cash and due from banks	5,636				10,509
Premises and equipment	3,331				2,678
Other assets	10,114				7,429
Total assets	$201,261				$224,084

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$19,229	$37	0.78%		$8,435	$32	1.51%
Savings and Money Market deposit accounts	35,189	79	0.90%		29,626	96	1.31%
Certificates of deposit	83,923	293	1.40%		101,507	623	2.46%
Total interest-bearing deposits	138,341	409	1.19%		139,568	751	2.16%
Other short-term borrowings	119	2	6.04%		29	-	0.83%
Federal Home Loan Bank advances	4,747	59	5.02%		33,250	315	3.79%
Subordinated debt	3,093	25	3.30%		3,093	32	4.14%
Total borrowed funds	7,959	86	4.36%		36,372	347	3.82%
Total interest-bearing liabilities / interest expense	146,300	495	1.36%		175,940	1,098	2.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	24,276				21,398
Other liabilities	1,669				1,141
Total liabilities	172,245				198,479
Shareholders' equity	29,016				25,605
Total liabilities and shareholders' equity	$201,261				$224,084
Net interest-rate spread			3.46%				2.60%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.30%				0.38%
Net interest income / margin on earning assets		$1,748	3.76	% **		$1,538	2.98	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2010				June 30, 2009
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$133,478	$3,988	6.02	% *	$153,892	$4,619	6.05	% *
Investment securities*	39,811	613	3.10	% *	30,269	588	3.92	% *
Federal funds sold	-	-	-		14,957	16	0.21%
Other interest income	11,884	17	0.28%		14,172	95	1.36%
Total interest-earning assets / interest income	185,173	4,618	5.03%		213,290	5,318	5.03%
Non-interest-earning assets:
Allowance for loan losses	(4,953)				(3,846)
Cash and due from banks	4,166				2,687
Premises and equipment	3,356				2,648
Other assets	9,920				6,859
Total assets	$197,662				$221,638

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$19,988	$78	0.79%		$8,875	$74	1.68%
Savings and Money Market deposit accounts	35,143	157	0.90%		26,998	207	1.55%
Certificates of deposit	84,816	631	1.50%		98,008	1,273	2.62%
Total interest-bearing deposits	139,947	866	1.25%		133,881	1,554	2.34%
Other short-tems borrowings	60	2	6.04%		15	-	0.83%
Federal Home Loan Bank advances	5,370	134	5.01%		36,930	682	3.73%
Subordinated debt	3,093	50	3.27%		3,093	63	4.12%
Total borrowed funds	8,523	186	4.39%		40,038	745	3.76%
Total interest-bearing liabilities / interest expense	148,470	1,052	1.43%		173,919	2,299	2.67%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,461				21,433
Other liabilities	1,799				1,147
Total liabilities	173,730				196,499
Shareholders' equity	23,932				25,139
Total liabilities and shareholders' equity	$197,662				$221,638
Net interest-rate spread			3.60%				2.36%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.28%				0.49%
Net interest income / margin on earning assets		$3,566	3.88	% **		$3,019	2.85	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month and six-month periods ended June 30, 2010 and 2009.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.
Rate / Volume Variance Analysis
(In thousands)	Three Months Ended June 30, 2010
	Compared to 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(331)	$(28)	$(359)
Investment securities	22	(48)	(26)
Federal funds sold	(6)	-	(6)
Other interest income	11	(13)	(2)
Total increase (decrease) in interest income	(304)	(89)	(393)

Interest-bearing liabilities:
Transaction accounts	26	(21)	5
Savings deposits	16	(33)	(17)
Certificates of deposit	(94)	(236)	(330)
Total interest-bearing deposits	(52)	(290)	(342)
Other short-term borrowings	1	1	2
FHLB advances	(333)	77	(256)
Subordinated debt	-	(7)	(7)
Total borrowed funds	(332)	71	(261)
Total increase (decrease) in interest expense	(384)	(219)	(603)
Increase (decrease) in net interest income	$80	$130	$210

Rate / Volume Variance Analysis
(In thousands)	Six Months Ended June 30, 2010
	Compared to 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(610)	$(21)	$(631)
Investment securities	162	(137)	25
Federal funds sold	(16)	-	(16)
Other interest income	(13)	(65)	(78)
Total increase (decrease) in interest income	(477)	(223)	(700)

Interest-bearing liabilities:
Transaction accounts	58	(54)	4
Savings deposits	51	(101)	(50)
Certificates of deposit	(154)	(488)	(642)
Total interest-bearing deposits	(45)	(643)	(688)
Other short-term borrowings	1	1	2
FHLB advances	(726)	178	(548)
Subordinated debt	-	(13)	(13)
Total borrowed funds	(725)	166	(559)
Total increase (decrease) in interest expense	(770)	(477)	(1,247)
Increase (decrease) in net interest income	$293	$254	$547

The tables above reflect the impact of lower rates paid on deposit accounts, the $28 million reduction in average FHLB borrowings ($32 million reduction for the six-months) and the $18 million reduction in average certificates of deposit over the past year ($13 million for the six months), somewhat offset by the reduced volume of loans outstanding in 2010.  The significant reduction in relatively higher-cost FHLB borrowings and CD’s was driven by $19 million in core deposit growth ($21 million for the six months) and an $22 million contraction in outstanding loans ($20 million for the six months).  The overall rate decline on CD’s resulted from maturing CD’s being repriced downward in the current low rate environment.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through the remainder of 2010 and, if so, we expect to see certificate of deposit rates continue to decline to a greater degree than loan rates, continuing to improve our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits repricing slightly faster than loans because “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded a $5.250 million provision for loan losses for the three months ended June 30, 2010, as compared with a $381 thousand provision for the second quarter of 2009.  For the first six months of 2010 the loan loss provision was $5.450 million, as compared to $681 thousand for the comparable period in 2009.

During the second quarter of 2010 the Bank reclassified $22.2 million of lower-quality loans (including $10.1 million of nonaccrual loans) to “held for sale.”  Generally accepted accounting principles call for loans held for sale to be carried at the lower of cost or fair value.  Therefore, in conjunction with the reclassification, the Bank wrote down the value of those loans by $5.488 million, through charge-offs to the allowance for loan losses.

The loan charge-offs did not directly affect net income but $5.250 million in loan loss provision was required to replenish the allowance for loan and lease losses to the appropriate level following the substantial level of charge-offs as a result of the reclassification to held for sale.

Loan charge-offs totaled $6.599 million (with substantially no recoveries) for the second quarter of 2010, as compared with $963 thousand of charge-offs and $18 thousand of recoveries for the same period in 2009.  The ratio of allowance for loan losses to total loans was 2.96% at June 30, 2010, as compared to 2.29% a year ago and 4.06% as of December 31, 2009.

The Bank makes provisions for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate for the risk in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory standards, general economic conditions, and other factors related to the collectability of loans in the portfolio.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains on sales of securities.  For the three-month period ended June 30, 2010, non-interest income was $359 thousand, an increase of $96 thousand, or 37%, from the same period in 2009.  For the first six months of 2010, non-interest income totaled $572 thousand, as compared to $699 thousand for the same period in 2009.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended June 30,					For the Six Months Ended June 30,
	$ Amount		Change			$ Amount		Change
	2010	2009		$	%	2010	2009		$	%
Service charges on deposit accounts	$92	$79	$13		16%	$174	$161	$13		8%
Gain on sale of loans	181	112	69		62%	181	174	7		4%
Loan servicing fees, net of amortization	39	23	16		70%	73	48	25		52%
Grants and awards	-	7	(7)		-100%	-	7	(7)		-100%
Gain on sale of available-for-sale securities	-	-	-	nm		58	239	(181)		-76%
Other income and fees	47	42	5		12%	86	70	16		23%
Total non-interest income	$359	$263	$96		37%	$572	$699	$(127)		-18%

nm - not meaningful

The decrease in non-interest income for the six-month period was principally due to reduced sales of securities, resulting in a $181 thousand decrease in gains on security sales for the six months.  No securities were sold in the second quarter of either 2010 or 2009.

The table above reflects increases in gains on sales of loans in 2010.  During the first six months of 2010 the Company recorded a gain on sale of SBA loans of $181 thousand, representing the sale of $2.2 million in loans.  Additional SBA loans totaling $1.4 million were sold in the second quarter of 2010; however, the gain on sale generated in the second quarter will not be recorded until the 90-day premium recourse period on SBA loan sales has expired.  During the third quarter, assuming no premiums are refunded, the Company will recognize a gain on sale of approximately $125 thousand.  The increase in gains on loan sales was achieved despite the fact that no gains on sales of SBA loans were recognized in the first quarter of 2010 due to the limited recourse period, as noted above in Note 8 to the consolidated financial statements.

The majority of the service charge income shown in the non-interest income table relates to NSF fee income and other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have had low or no monthly fees.  However, management implemented a change in the Bank’s service charge structure during the first quarter of 2010, resulting in a $14 thousand increase in maintenance fees assessed on demand and savings accounts for the first half of 2010 as compared to the same period in 2009.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $46 thousand, or 2%, for the three months ended June 30, 2010, as compared to the second quarter of 2009.  For the first six months of 2010, non-interest expense increased $265 thousand, or 7%, as compared to the same period in 2009.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2010	2009		$ %	2010	2009		$	%
Salaries and employee benefits	$921	$914	$7	1%	$1,844	$1,893	$(49)		-3%
Occupancy expenses	315	160	155	97%	615	332	283		85%
Furniture and equipment	112	126	(14)	-11%	236	237	(1)		0%
Data processing	176	193	(17)	-9%	364	379	(15)		-4%
Professional fees	184	170	14	8%	318	265	53		20%
Marketing and business development	26	36	(10)	-28%	55	70	(15)		-21%
Office supplies and expenses	61	66	(5)	-8%	118	136	(18)		-13%
Insurance and regulatory assessments	192	241	(49)	-20%	396	298	98		33%
Loan and lease expenses	52	34	18	53%	86	66	20		30%
Loss or writedown of other real estate	344	-	344	nm	450	-	450	nm
Provision for unfunded loan commitments	-	-	-	nm	-	35	(35)		-100%
Other	139	192	(53)	-28%	257	313	(56)		-18%
Total non-interest expense	$2,522	$2,132	$390	18%	$4,739	$4,024	$715		18%

nm = not meaningful

The increase in non-interest expense for the six-month period was principally from:
•
Losses on sales of other real estate and writedowns on the value of certain other real estate properties held (total of $344 thousand for the second quarter of 2010 and $450 thousand for the six months), and

•
Increased occupancy expenses due to the lease cost of the Bank’s new administrative office in San Luis Obispo and material increases in FDIC insurance assessments (FDIC insurance increased $93 thousand for the first half of 2010 vs. 2009).

•	These increased expenses were partially offset by cost containment measures taken in most other categories of non-interest expense.

Income Taxes

The Company recognized no income tax expense or benefit for the six months ended June 30, 2010 or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

Balance Sheet Analysis

At June 30, 2010, consolidated assets totaled $208.8 million, as compared with $193.1 million at December 31, 2009, and $219.3 million at the end of 2009’s second quarter.  This represents a decrease of $10.5 million (5%) over the past twelve months.  Total loans decreased $25.5 million (17%) over that period, while securities and cash equivalents increased $17.3 million (30%), deposits were flat, borrowed funds decreased $25.9 million (86%) and shareholders’ equity increased $13.6 million (56%).  The increases in securities, cash equivalents and shareholders’ equity were principally due to the issuance of 5,000,000 shares of common stock in a private placement during the second quarter of 2010, for net proceeds of $24.8 million.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	June 30, 2010			March 31, 2010			December 31, 2009			September 30, 2009			June 30, 2009
		$	%		$	%		$	%		$	%		$	%
Total Assets	$13,821		28.4%	$1,855		3.9%	$(22,417)		-41.3%	$(3,800)		-6.9%	$(6,330)		-11.3%
Earning Assets	12,337		26.7%	1,894		4.2%	(19,722)		-38.5%	(2,821)		-5.4%	(8,757)		-16.4%
Loans	(6,589)		-19.9%	(3,925)		-11.7%	(6,433)		-17.9%	(8,600)		-22.5%	(2,903)		-7.5%
Deposits	(4,225)		-10.2%	1,581		3.9%	(4,053)		-9.6%	7,138		17.6%	(407)		-1.0%
Borrowings	(1,858)		-124.2%	-		0.0%	(13,300)		-273.4%	(10,744)		-141.9%	(5,256)		-59.7%
Shareholders' Equity	19,531		428.5%	(355)		-7.7%	(5,157)		-86.0%	(389)		-6.4%	(908)		-14.5%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loan portfolio by type of loan:

Loan Portfolio Composition
(Dollars in thousands)
	June 30, 2010		December 31, 2009		June 30, 2009
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$18,725	14.9%	$19,633	14.4%	$23,811	15.7%
Agricultural	390	0.3%	750	0.5%	-	0.0%
Leases, net of unearned income	1,097	0.9%	1,335	1.0%	1,580	1.0%
Municipal loans	3,589	2.8%	3,476	2.5%	2,744	1.8%
Real estate	90,865	72.2%	96,956	71.1%	104,500	69.0%
Construction	9,659	7.7%	12,512	9.2%	15,396	10.2%
Consumer	1,571	1.2%	1,748	1.3%	3,412	2.3%
Total loans	$125,896	100.0%	$136,410	100.0%	$151,443	100.0%

The table shows a net decrease in loans outstanding over the past twelve months—primarily in commercial, real estate and construction loans.  Of the total real estate and construction loans as of June 30, 2010, 73% are commercial mortgage loans, and 48% of those are owner-occupied properties.  Approximately 2% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $9.4 million at June 30, 2010, as compared to $5.9 million at December 31, 2009 and $3.2 million at June 30, 2009.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2010, December 31, 2009 and June 30, 2009:

Non-Performing Assets
(in thousands)	June 30	December 31	June 30
	2010	2009	2009
Loans in nonaccrual status:
Nonaccrual loans held for investment	$2,974	$5,891	$3,202
Nonaccrual loans held for sale*	6,431	-	-
Loans past due 90 days or more and accruing	-	-	1,336
Restructured loans in accruing status	168	831	260
Total nonperforming loans	9,573	6,722	4,798
Foreclosed real estate	963	1,641	1,400
Total nonperforming assets	$10,536	$8,363	$6,198

Allowance for loan losses allocated to impaired loans	$223	$67	$876
Allowance for loan losses allocated to loans held for sale*	-	-	-
Allowance for loan losses allocated to all other loans	3,508	5,470	2,598
Total allowance for loan losses	$3,731	$5,537	$3,474

Asset quality ratios:
Non-performing assets to total assets	5.05%	4.33%	2.84%
Excluding loans held for sale*	2.14%	4.35%	2.86%

Non-performing loans to total loans	7.60%	4.93%	3.17%
Excluding loans held for sale*	2.88%	4.96%	3.19%

Allowance for loan losses to total loans	2.96%	4.06%	2.29%
Excluding loans held for sale*	3.43%	4.09%	2.31%

Allowance for loan losses to total non-performing loans	39%	82%	72%
Excluding non-performing loans held for sale*	119%	82%	72%

* Loans held for sale are carried at fair value

For comparison, ratios in the table above are presented both with and without loans held for sale.  Although most of the loans held for sale as of June 30, 2010, are of lower credit quality, all loans held for sale loans have been written down to fair value, so no allowance for loan losses is appropriate, and none has been provided, for the balance remaining on those loans.

The high level of non-performing loans over the past two years has been due to the significant downturn in the economy and reduction in real estate collateral values in 2008, 2009 and into 2010.  The $9.6 million of non-performing loans as of June 30, 2010, includes $2.3 million of SBA loans, which are supported by $1.8 million of SBA loan guarantees.  The remaining $7.3 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment performance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $223 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at June 30, 2010 were $10.5 million, an increase of $2.2 million from the $8.4 million balance at December 31, 2009.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

Potential Problem Loans

At June 30, 2010, the Bank had approximately $18.1 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $10.0 million decrease from the $28.1 million of potential problem loans at March 31, 2010, due both to charge-offs in conjunction with the previously-mentioned “loans held for sale” reclassification and also to loans migrating from potential problem loans to non-performing loans.  The $18.1 million of potential problem loans are supported by $711 thousand of SBA loan guarantees and $15.9 million are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of June 30, 2010, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2010 totaled $3.7 million, a decrease of $1.8 million from December 31, 2009.  The ratio of ALLL to total loans at June 30, 2010, was 2.96%, as compared with 4.06% at December 31, 2009, and 2.29% at June 30, 2009.  At June 30, 2010 and 2009, the ratio of ALLL to total non-performing loans was 39% and 72%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month and six-month periods ended June 30, 2010 and 2009:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$5,080	$4,038	$5,537	$3,942
Provision for loan losses	5,250	381	5,450	681
Loans charged off	(6,599)	(963)	(7,288)	(1,173)
Recoveries of previous charge-offs	-	18	32	24
Net (charge-offs)	(6,599)	(945)	(7,256)	(1,149)
Balance at end of period	$3,731	$3,474	$3,731	$3,474

Allowance for loan losses as a percentage of:
Period end loans	2.96%	2.29%	2.96%	2.29%
Total non-performing loans	39%	72%	39%	72%
Non-performing loans excluding loans held for sale*	119%	72%	119%	72%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	20.21%	2.47%	10.96%	1.51%
Provision for loan losses	16.08%	1.00%	8.23%	0.89%

* Loans held for sale are carried at fair value

As mentioned above, during the second quarter of 2010 the Bank reclassified $22.2 million of lower-quality loans to “held for sale.”  In conjunction with the reclassification, the Bank wrote down the value of those loans by $5.488 million, through charge-offs to the allowance for loan losses.  After those charge-offs, a $5.250 million loan loss provision was needed to replenish the allowance for loan and lease losses to the appropriate level, as the level of classified  loans and total loans both decreased during the second quarter.

The $689 thousand of loans charged off in the first quarter of 2010 is comprised almost entirely of one home equity loan.

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the volume and type of lending conducted, the amount of identified potential loss associated with specific nonperforming loans, collateral values, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2010, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2010, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

Investments

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security has been in non-accrual status, with interest payments, which have been received to date on a regular basis, being credited to the reserve.  As of June 30, 2010, this security was carried on the books of the Bank at zero ($295 thousand amortized cost less the loss reserve, which now totals $295 thousand).  Therefore, future interest payments will be credited to interest income.

Excluding the impaired asset-backed security referred to above, all securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (26%), fixed-rate mortgage-backed securities (36%), floating-rate mortgage-backed securities (18%), fixed-rate tax-exempt municipal securities (6%), floating-rate corporate debt securities (6%) and fixed-rate CMO’s (8%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before 2011.  The average life of the portfolio is projected to be 3.0 years, with a duration of 2.8 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $161.1 million as of June 30, 2010, as compared with $163.8 million at December 31, 2009, and $160.7 million at June 30, 2009.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first six months of 2010 and 2009.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of nearly 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety with yield often a secondary concern.  As of June 30, 2010, the Bank had issued $44.9 million of certificates of deposit to local customers through the CDARS program, as compared with $48.5 million as of June 30, 2009.

On October 3, 2008, then-President Bush signed into law the Emergency Economic Stabilization Act of 2008 (“EESA”).  The legislation was in response to the financial crises affecting the banking system and financial markets.  EESA temporarily raised the basic limit on FDIC deposit insurance coverage from $100,000 to $250,000 per depositor, and the FDIC has extended the $250,000 limit through the end of 2013.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, permanently increased the maximum deposit insurance amount to $250,000.  See also Effects of Inflation and Economic Issues below, for a discussion of the Emergency Economic Stabilization Act of 2008 (“EESA”), and its impact on the Company.

On October 14, 2008, the FDIC announced another temporary program to provide full FDIC insurance coverage for non-interest bearing transaction accounts, regardless of dollar amount.  Management and the board of directors evaluated the additional cost of this optional insurance program and determined that it would be in the Bank’s best interest to provide this coverage to its depositors.  The temporary FDIC program  is scheduled to expire on December 31, 2010.  The Dodd-Frank Act has extended full deposit insurance coverage for non-interest bearing transaction accounts for two years starting December 31, 2010.  Under the Dodd-Frank Act, participation in this program is mandatory for all insured depository institutions.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed funds from the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.  Although the Bank expects to continue to have borrowings from the FHLB, the Bank paid down those borrowings by $26.8 million over the past twelve months.

As of June 30, 2010, borrowings from the FHLB totaled $3.0 million, with a weighted average interest rate of 4.89%.  The $3.0 million matures in the fourth quarter of 2013.

Capital

Total shareholders’ equity has increased $13.6 million, or 56%, over the past twelve months.  The increase was due to the issuance of 5,000,000 shares of the Company’s common stock in a private placement during the second quarter of 2010, for net proceeds of $24.8 million.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2010, December 31, 2009, and June 30, 2009:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)	$21,388	17.08%	$12,524	10.0%	$10,020	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,794	15.80%	$7,515	6.0%	$5,010	4.0%
Tier 1 Capital (to Average Assets)	$19,794	10.06%	$9,836	5.0%	$7,869	4.0%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$22,053	14.22%	$15,509	10.0%	$12,407	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,069	12.94%	$9,306	6.0%	$6,204	4.0%
Tier 1 Capital (to Average Assets)	$20,069	9.59%	$10,462	5.0%	$8,369	4.0%

As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)	$27,615	16.13%	$17,125	10.0%	$13,700	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$25,403	14.83%	$10,275	6.0%	$6,850	4.0%
Tier 1 Capital (to Average Assets)	$25,403	11.43%	$11,116	5.0%	$8,893	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $25.6 million in cash and cash equivalents on June 30, 2010, as compared with $8.6 million as of December 31, 2009, and $13.0 million on June 30, 2009.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of June 30, 2010, the Company’s loans-to-deposits ratio was 78%, as compared with 83% as of December 31, 2009, and 94% on June 30, 2009.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have grown during this period.  A low loans-to-deposits ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was

36% as of June 30, 2010, as compared with 32% as of December 31, 2009, and 42% as of June 30, 2009.

One of the Bank’s off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of June 30, 2010, the Bank had outstanding borrowings from the FHLB totaling $3.0 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of June 30, 2010, an additional $30.1 million could be borrowed from the FHLB if needed.  The Bank substantially reduced its FHLB borrowings in 2009, paying off $39.7 million in borrowings over the course of the year.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	June 30	December 31	June 30
	2010	2009	2009
Commitments to Extend Credit	$18,444	$18,219	$19,234
Standby Letters of Credit	401	301	304
	$18,845	$18,520	$19,538

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of June 30, 2010, and December 31, 2009, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

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

Though not officially declared by the National Bureau of Economic Research (NBER), the national economy has apparently begun a recovery phase.  However, that recovery has slowed recently.  Forecasters are now questioning whether we will have a "double dip" recession.  After a 20-consecutive-month downward trend, the Index of Leading Indicators has been positive for the past fourteen consecutive months (thru May).  The Index of Coincident Indicators turned positive in July 2009 (+0.1%) after six consecutive monthly declines, and has been flat or positive each subsequent month through May.  Real Gross Domestic Product (“GDP”) grew by

2.2% in the third quarter 2009, 5.6% in the fourth quarter, 2.7% in the first quarter 2010 and an estimated 3.3% in the second quarter.

California’s statewide unemployment rate (seasonally adjusted) has risen from 10.6% in March 2009, to 12.6% in March 2010, then decreased to 12.3 % in June, although the state lost 27,600 non-farm payroll jobs in the month of June.  The unemployment rates for San Luis Obispo (10.0%) and Santa Barbara (8.8%) counties are below the state average and improving, but SLO County’s rate remains above the national average.  The two counties in our primary market have the 9th and 2th lowest unemployment rates in the state, but local real estate values have declined significantly since 2007.  San Luis Obispo’s unemployment rate is down from 10.6% three months ago, while Santa Barbara County is down from 10.1%.

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

On July 1, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will affect how community banks, thrifts, and small bank and thrift holding companies will be regulated in the future.  Among other things, these provisions relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, permanently raise the current standard maximum deposit insurance amount to $250,000, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act, many of which are phased-in over the next several months and years, and assessing its probable impact on the operations of the company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended June 30, 2010.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2010 Mission Community Bancorp sold to Carpenter Community BankFund, L.P., Carpenter Community BanFund-A, L.P. and Carpenter Community BankFund-CA, L.P. (collectively, the “Investment Funds”)  2,000,000 shares of its authorized but unissued common stock and warrants to purchase 2,000,000 shares of its common stock at an exercise price of $5.00 per share in an initial closing pursuant to a Securities Purchase Agreement dated December 22, 2009, as amended, by and between Mission Community Bancorp and Carpenter Fund Manager GP, LLC on behalf of and as general partner of the Investment Funds.  The securities were purchased for an aggregate purchase price of $10 million or $5.00 per unit of one share of common stock and one warrant.

On June 15, 2010 Mission Community Bancorp sold an additional 3,000,000 shares of its authorized but unissued common stock and five-year warrants to purchase 3,000,000 shares of its common stock to the Investment Funds at an exercise price of $5.00 per share pursuant to the second and final closing under the December 22, 2009 Securities Purchase Agreement at a price of $5.00 per unit  of one share of common stock and one warrant or an aggregate purchase price of $15 million.

There were no underwriting discounts or commissions paid with respect to any of the sales of our securities described above.  Each of the sales above was made pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated pursuant thereto, as a privately negotiated transaction not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Reserved)

Item 5.	Other Information

None.

Item 6.                         Exhibits

Exhibit Index:
Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Certificate of Amendment to Articles of Incorporation filed on June 11, 2010
3.4	Bylaws, as amended (B),(S)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
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

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 27, 2010 between James W. Lokey and Mission Community Bancorp (Y)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A) Included in the Company’s Form 8-K filed on December 18, 2000
(B) Included in the Company’s Form 10-KSB filed on April 2, 2001
(C) Included in the Company’s Form 10-QSB filed August 12, 2002
(D) Included in the Company’s Form 10-QSB filed on November 12, 2002
(E) Included in the Company’s Form 8-K filed on October 21, 2003
(F) Included in the Company’s Form 10-QSB filed on August 10, 2004
(G) Included in the Company’s Form 8-K filed on January 19, 2005
(H) Included in the Company’s Form 8-K filed on February 17, 2005
(I) Included in the Company’s Form 10-QSB filed on August 14, 2006
(J) Included in the Company’s Form 8-K filed on June 13, 2007
(K) Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007
(L) Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(M) Included in the Company’s Form 8-K filed on August 14, 2007
(N) Included in the Company’s Form 8-K filed on October 23, 2007
(O) Included in the Company’s Form 10-KSB filed on March 28, 2008
(P) Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)Included in the Company’s Form 8-K filed on December 30, 2008
(R)Included in the Company’s Form 8-K filed on January 14, 2009
(S)Included in the Company’s Form 10-Q filed on August 14, 2009
(T)Included in the Company’s Form 10-K filed on March 16, 2009
(U)Included in the Company’s From 8-K filed on December 24, 2009
(V)Included in the Company’s Form 8-K filed on March 22, 2010
(W)Included in the Company’s Form 8-K filed on March 26, 2010
(X)Included in the Company’s Form 8-K filed on June 1, 2010
(Y)Included in the Company’s Form 8-K filed on August 2, 2010

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
ANITA M. ROBINSON
President
Dated:  August 16, 2010

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  August 16, 2010