Form 10-Q
period 2010-09-30
MISSION COMMUNITY BANCORP
filed 2010-11-15
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  6,345,602 shares of common stock outstanding as of November 12, 2010.

Mission Community Bancorp
September 30, 2010

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
September 30, 2010, December 31, 2009 and September 30, 2009

Condensed Consolidated Statements of Operations
for the Three-Month and Nine-Month Periods Ended September 30, 2010 and 2009

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Nine-Month Periods Ended September 30, 2010 and 2009

Condensed Consolidated Statements of Cash Flows
for the Nine-Month Periods Ended September 30, 2010 and 2009

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
Item 6.  Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)
	September 30, 2010	December 31, 2009	September 30, 2009
Assets
Cash and due from banks	$19,335	$8,595	$20,536
Federal funds sold	-	-	-
Total cash and cash equivalents	19,335	8,595	20,536
Interest-bearing deposits in other banks	400	425	575
Investment securities available for sale	60,222	40,142	41,257

Loans held for sale	15,147	904	234

Loans, net of unearned income	107,716	135,506	142,609
Less allowance for loan losses	(3,573)	(5,537)	(3,539)
Net loans	104,143	129,969	139,070

Federal Home Loan Bank stock and other stock, at cost	2,733	3,003	3,002
Premises and equipment	3,282	3,255	3,012
Other real estate owned	2,480	2,206	2,042
Company owned life insurance	2,956	2,886	2,861
Accrued interest and other assets	1,507	1,721	2,934
Total Assets	$212,205	$193,106	$215,523

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$22,214	$24,616	$24,812
Money market, NOW and savings	59,871	54,144	52,565
Time certificates of deposit	83,536	85,010	90,446
Total deposits	165,621	163,770	167,823
Other borrowings	4,470	6,000	19,300
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,769	1,605	1,512
Total liabilities	174,953	174,468	191,728
Shareholders' Equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized;
Issued and outstanding: 6,345,602 at September 30, 2010;
and 1,345,602 issued and outstanding
at December 31, 2009 and September 30, 2009	42,860	18,042	18,042
Additional paid-in capital	294	242	224
Retained earnings (deficit)	(13,200)	(6,280)	(1,041)
Accumulated other comprehensive income	1,146	482	418
Total shareholders' equity	37,252	18,638	23,795
Total Liabilities and Shareholders' Equity	$212,205	$193,106	$215,523

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Interest Income
Interest and fees on loans	$1,853	$2,193	$5,841	$6,812
Interest on investment securities	344	349	957	937
Other interest income	14	11	31	122
Total interest income	2,211	2,553	6,829	7,871
Interest Expense
Interest on money market, NOW and savings deposits	113	117	349	398
Interest on time certificates of deposit	296	496	927	1,769
Other interest expense	79	254	264	999
Total interest expense	488	867	1,540	3,166
Net interest income	1,723	1,686	5,289	4,705
Provision for loan losses	350	875	5,800	1,556
Net interest income after provision for loan losses	1,373	811	(511)	3,149
Non-interest income
Service charges on deposit accounts	101	95	275	256
Gain on sale of loans	126	143	307	317
Loan servicing fees, net of amortization	38	34	111	82
Grants and awards	-	74	-	81
Gain on sale of available-for-sale securities	-	7	58	246
Other income and fees	40	42	126	112
Total non-interest income	305	395	877	1,094
Non-interest expense
Salaries and employee benefits	1,029	886	2,873	2,779
Occupancy expenses	318	196	933	528
Furniture and equipment	116	103	352	340
Data processing	187	187	551	566
Professional fees	183	117	501	382
Marketing and business development	26	36	81	106
Office supplies and expenses	59	57	177	193
Insurance and regulatory assessments	187	164	583	462
Loan and lease expenses	41	38	127	104
Loss or writedown of other real estate	4	69	454	69
Provision for unfunded commitments	-	-	-	35
Other expenses	205	117	462	430
Total non-interest expense	2,355	1,970	7,094	5,994
(Loss) before income taxes	(677)	(764)	(6,728)	(1,751)
Income tax expense (benefit)	-	-	-	-
Net (loss)	$(677)	$(764)	$(6,728)	$(1,751)
Net income (loss) applicable to common stock	$(827)	$(760)	$(6,700)	$(1,748)

Per Common Share Data:
Net Income (Loss) - Basic	$(0.11)	$(0.57)	$(1.82)	$(1.30)

Average common shares outstanding - basic	6,345,602	1,345,602	3,682,598	1,345,602
Average common shares outstanding - diluted	N/A	N/A	N/A	N/A

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional	Comprehensive	Retained	Other
	Preferred	Common Stock		Paid-In	Income	Earnings	Comprehensive
	Stock	Shares	Amount	Capital	(Loss)	(Deficit)	Income(Loss)	Total

Balance at January 1, 2009	$1,084	1,345,602	$18,042	$172		$864	$355	$20,517

Issuance of 5,116 shares of
Series D preferred stock
to U.S. Treasury Department,
net of issuance costs of $48	5,068							5,068

Dividends declared and paid
on Series D preferred stock						(154)		(154)

Stock-based compensation				52				52

Comprehensive income (loss):
Net (loss)					$(1,751)	(1,751)		(1,751)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(271)		(271)	(271)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $291	-	-	-	-	334	-	334	334
Total comprehensive income (loss)					$(1,688)

Balance at September 30, 2009	$6,152	1,345,602	$18,042	$224		$(1,041)	$418	$23,795

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638

Issuance of common stock
in private placement,
net of issuance costs of $182		5,000,000	24,818					24,818

Dividends declared and paid
on Series D preferred stock						(192)		(192)

Stock-based compensation				52				52

Comprehensive income (loss):
Net (loss)					$(6,728)	(6,728)		(6,728)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	686	-	686	686
Total comprehensive income (loss)					$(6,064)

Balance at September 30, 2010	$6,152	6,345,602	$42,860	$294		$(13,200)	$1,146	$37,252

The accompanying notes are an integral part of these consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2010	September 30, 2009
Operating Activities
Net (loss)	$(6,728)	$(1,751)
Adjustments to reconcile net (loss) to net
cash provided by (used in) operating activities:
Depreciation	384	326
Accretion of discount on securities and loans, net	28	(82)
Provision for credit losses	5,800	1,556
Provision for losses on unfunded loan commitments	-	35
Stock-based compensation	52	52
Gain on sale of securities	(58)	(246)
Gain on loan sales	(307)	(317)
Writedown of other real estate owned	454	69
Increase in company-owned life insurance	(70)	(72)
Net increase in accrued taxes receivable	(3)	-
Other, net	381	(409)
Proceeds from loan sales	6,363	5,691
Loans originated for sale	(5,108)	(4,547)
Net cash provided by operating activities	1,188	305
Investing Activities
Net change in Federal Home Loan Bank and other stock	269	(246)
Net decrease in deposits in other banks	25	11,135
Purchase of available-for-sale securities	(39,822)	(32,442)
Proceeds from maturities, calls and paydowns of available-for-sale securities	14,765	7,510
Proceeds from sales of available-for-sale securities	5,622	9,134
Net decrease in loans	3,134	6,622
Purchases of premises and equipment	(412)	(739)
Proceeds from sale of other real estate owned	1,024	-
Net cash provided by (used in) investing activities	(15,395)	974
Financing Activities
Net increase in demand deposits and savings accounts	3,325	21,907
Net increase (decrease) in time deposits	(1,474)	1,112
Net (decrease) in other borrowings	(1,530)	(26,400)
Proceeds from issuance of common stock in private placement, net	24,818	-
Proceeds from issuance of preferred stock under TARP-CPP, net	-	5,068
Payment of TARP-CPP dividends	(192)	(154)
Net cash provided by financing activities	24,947	1,533
Net increase in cash and cash equivalents	10,740	2,812
Cash and cash equivalents at beginning of year	8,595	17,724
Cash and cash equivalents at end of period	$19,335	$20,536

Non-cash changes:
Real estate acquired by foreclosure	$1,752	1,127
Loans reclassified to held for sale	16,689	-
Supplemental disclosures of cash flow information:
Interest paid	1,595	3,312
Taxes paid	2	-

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2010 and 2009 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. The Bank is participating in the FDIC’s Transaction Account Guarantee Program (“TAGP”). Under the TAGP, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.  On July 1, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently raised the current standard maximum deposit insurance amount to $250,000 and extended full deposit insurance coverage for non-interest bearing transaction accounts to December 31, 2012.

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

During the nine-month periods ended September 30, 2010 and 2009, the Bank recognized pre-tax stock-based compensation expense of $52,000 and $52,000, respectively.  As of September 30, 2010, the Company has unvested options outstanding with unrecognized compensation expense totaling $362,000, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2010        $  33
2011                                                                   133
2012                                                                   133
2013                                                                     63
Total unrecognized compensation cost        $362

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
September 30, 2010:
U.S. Government agencies	$15,911	$275	$-	$16,186
Mortgage-backed securities	37,294	753	(73)	37,974
Municipal securities	2,917	144	-	3,061
Corporate debt securities	2,954	47	-	3,001
Asset-backed securities	-	-	-	-
	$59,076	$1,219	$(73)	$60,222

December 31, 2009:
U.S. Government agencies	$15,442	$40	$(14)	$15,468
Mortgage-backed securities	16,631	244	(40)	16,835
Municipal securities	2,918	61	(6)	2,973
Corporate debt securities	2,841	147	-	2,988
Asset-backed securities	1,828	50	-	1,878
	$39,660	$542	$(60)	$40,142

The scheduled maturities of investment securities at September 30, 2010, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$3,003	$3,049
Due in one year to five years	14,427	14,664
Due in five years to ten years	13,806	14,132
Due in greater than ten years	27,840	28,377
	$59,076	$60,222

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010:
U.S. Government agencies	$-	$-	$-	$-	$-	$-
Mortgage-backed securities	11,307	73	-	-	11,307	73
Municipal securities	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$11,307	$73	$-	$-	$11,307	$73

December 31, 2009:
U.S. Government agencies	$4,421	$14	$-	$-	$4,421	$14
Mortgage-backed securities	5,712	40	-	-	5,712	40
Municipal securities	875	6	-	-	875	6
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$11,008	$60	$-	$-	$11,008	$60

As of September 30, 2010, seven securities have been in an unrealized loss position for less than twelve months and none for more than twelve months.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of September 30, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of September 30, 2010 are other than temporarily impaired.

During the third quarter of 2009, the Bank sold $1,408,000 of investment securities for gross gains of $7,000.  No securities were sold in the third quarter of 2010.  For the first nine months of 2010 and 2009, $5,564,000 and $9,134,000 of securities were sold for gross gains of $58,000 and $246,000, respectively.  None were sold at a loss in the first nine months of either 2010 or 2009.

As of September 30, 2010, investment securities carried at $6,510,000 and $4,790,000, were pledged to secure public deposits, as required by law, and borrowings from the Federal Home Loan Bank of San Francisco, respectively.

Note 4 — Loans

The Company’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Company’s market area and, as a result, the loan and collateral portfolios are concentrated in those industries and in that geographic area.

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	September 30, 2010		December 31, 2009		September 30, 2009
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$19,728	16.1%	$19,633	14.4%	$21,458	15.0%
Agricultural	403	0.3%	750	0.5%	-	0.0%
Leases, net of unearned income	1,110	0.9%	1,335	1.0%	1,452	1.0%
Municipal loans	2,991	2.4%	3,476	2.5%	2,483	1.8%
Real estate	88,408	72.0%	96,956	71.1%	102,082	71.5%
Construction	8,752	7.1%	12,512	9.2%	12,158	8.5%
Consumer	1,471	1.2%	1,748	1.3%	3,210	2.2%
Total loans	$122,863	100.0%	$136,410	100.0%	$142,843	100.0%

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans not held for sale.  Loans held for sale are carried at the lower of cost or fair value, with no allowance for loan losses.  The table above includes $15,147,000 of loans held for sale, as follows: commercial $63,000; real estate $10,333,000; and construction $4,751,000.

As of September 30, 2010, and December 31, 2009, loans totaling $68,020,000 and $114,308,000, were pledged to secure borrowings and potential borrowings from the Federal Home Loan Bank of San Francisco, respectively.

Included in commercial loans at September 30, 2010 are $1,469,000 in SBA loans that have been sold but are subject to a 90-day premium refund obligation.  In accordance with new accounting standards for loan sales, as more fully described in Note 8, we have recorded the proceeds from the sale of those SBA loans as secured borrowings (included in other borrowings on the consolidated balance sheet).  Once the premium refund obligation period has elapsed, the transaction will be recorded as a sale, with the sold loans and the secured borrowings removed from the balance sheet and the resulting gain on sale ($124,000) recorded in the consolidated statement of operations.

Following is a summary of the investment in impaired loans as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized.  Also shown are loans on non-accrual and those that are past due and still accruing interest:

	September 30, 2010	December 31, 2009	September 30, 2009
Impaired loans:
Impaired loans with a related allowance for loan losses	$2,757,461	$672,355	$4,737,299
Impaired loans with no related allowance for loan losses	6,162,748	5,721,257	1,501,726
Total impaired loans	$8,920,209	$6,393,612	$6,239,025
Related allowance for loan losses	$114,308	$66,821	$647,980
Average recorded investment in impaired loans	7,438,780	6,312,843	6,292,651
Interest income recognized for cash payments while impaired	163,540	184,492	163,299
Total loans on non-accrual	8,920,209	5,891,045	6,637,000
Total loans past due 90 days or more and still accruing	-	-	910,000

Following is a summary of the changes in the allowance for loan and lease losses for the nine-month periods ended September 30:

	September 30, 2010	September 30, 2009
Balance at beginning of year	$5,536,929	$3,942,220
Additions to the allowance charged to expense	5,800,000	1,555,722
Less loans charged off	(7,803,805)	(1,993,065)
Plus recoveries on loans previously charged off	39,815	34,274
Balance at end of period	$3,572,939	$3,539,151

Note 5 — Shareholders’ Equity and Earnings Per Share

Common Stock

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

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder would be offered the right to purchase additional shares of common stock, paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  The rights offering commenced on October 8, 2010, and is scheduled to close on December 15, 2010.

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

Earnings per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss)	$(678,122)	$(764,478)	$(6,727,524)	$(1,751,362)
Less net income (loss) allocated to preferred stock:
Convertible preferred (Series A & C)	(11,476)	(56,505)	(181,940)	(129,926)
Non-convertible preferred (Series B)	(2,353)	(11,584)	(37,298)	(26,635)
TARP preferred (Series D)	63,950	63,950	191,850	153,480
Net income (loss) allocated to all classes of preferred stock	50,121	(4,139)	(27,388)	(3,081)
Income (loss) allocated to common stock	$(728,243)	$(760,339)	$(6,700,136)	$(1,748,281)

Average common shares outstanding	6,345,602	1,345,602	3,682,598	1,345,602
Basic earnings (loss) per common share	$(0.11)	$(0.57)	$(1.82)	$(1.30)

No presentation of diluted earnings (loss) per common share has been presented because the result would be anti-dilutive.

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2010, or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities
•	Level 2—Estimates based on significant other observable inputs that market participants would use in pricing the asset or liability
•
Level 3—Estimates based on significant unobservable inputs that reflect the entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability.  Valuation techniques include management’s judgment, which may be a significant factor.

For some assets or liabilities, the inputs used to measure fair value may fall into more than one level of the fair value hierarchy.  In such cases, the asset or liability is identified based on the lowest level input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
September 30, 2010	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$16,186	$-	$16,186
Mortgage-backed securities	-	37,974	-	37,974
Municipal securities	-	3,061	-	3,061
Corporate debt securities	-	3,001	-	3,001
Asset-backed securities	-	-	-	-
Total available-for-sale securities	-	60,222	-	60,222
Loans held for sale	-	-	15,147	15,147
December 31, 2009
Available for sale securities:
U.S. Government agencies	$-	$15,468	$-	$15,468
Mortgage-backed securities	-	16,835	-	16,835
Municipal securities	-	2,973	-	2,973
Corporate debt securities	-	2,988	-	2,988
Asset-backed securities	-	1,869	9	1,878
Total available-for-sale securities	-	40,133	9	40,142

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  The Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Due to the illiquidity in the secondary market for this security and lack of observable inputs to the estimation process, the fair value estimate cannot be corroborated by observable market data; therefore, management has concluded that Level 3 pricing was more appropriate for this security.  There were no changes in the valuation techniques used during 2010 or 2009 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the nine months ended September 30, 2010.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
September 30, 2010:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net
of specific reserves	$-	$-	$2,267	$2,267	$(580)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	2,480	$2,480	$(454)

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2009:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net
of specific reserves	$-	$-	$4,346	$4,346	$(1,302)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	2,206	$2,206	$(472)

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2010 and 2009:

(in thousands)	Level 3 Securities Available for Sale and Loans Held for Sale
	Nine Months Ended September 30
	2010	2009
Balance at beginning of year	$9	$32
Securities transfered into Level 3	-	92
Loans held for sale transfered into Level 3	16,689	-
Unrealized gains (losses)
included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(1,493)	-
Securities valuation reserve	(9)	(110)
Loans held for sale valuation reserve	(49)	-
Balance at end of period	$15,147	$14

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$19,335	$19,335	$8,595	$8,595
Interest-bearing deposits in other banks	400	400	425	425
Investment securities	60,222	60,222	40,142	40,142
Loans held for sale	15,147	15,147	904	904
Loans, net of allowance for loan and lease losses	104,143	106,524	129,969	131,859
Federal Home Loan Bank and other stocks	2,733	2,733	3,003	2,814
Company owned life insurance	2,956	2,956	2,886	2,932
Accrued interest receivable	770	770	824	876

Financial Liabilities:
Deposits	165,621	166,545	163,770	164,174
Other borrowings	4,469	4,813	6,000	6,259
Junior subordinated debt securities	3,093	1,323	3,093	3,090
Accrued interest and other liabilities	1,769	1,769	1,605	1,605

Note 8 — Recent Accounting Pronouncements

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued ASC Topic 860, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140.”  This standard amends the derecognition accounting and disclosure guidance included in previously issued standards.  This standard eliminates the exemption from consolidation for qualifying special-purpose entities (SPEs) and also requires a transferor to evaluate all existing qualifying SPEs to determine whether they must be consolidated in accordance with ASC Topic 810.  This standard also provides more stringent requirements for derecognition of a portion of a financial asset and establishes new conditions for reporting the transfer of a portion of a financial asset as a sale.  This standard was effective as of the beginning of the first annual reporting period that began after November 5, 2009. Management adopted the provisions of this standard on January 1, 2010.

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

Transfers and Servicing

In December 2009, the FASB issued Accounting Standards Update (ASU) No. 009-16, Transfers and Servicing (ASC Topic 860): “Accounting for Transfers of Financial Assets,” which updates the derecognition guidance in ASC Topic 860 for previously issued SFAS No. 66.  This update reflects the Board’s response to issues entities have encountered when applying ASC 860, including: (1) requiring that all arrangements made in connection with a transfer of financial assets be considered in the derecognition analysis, (2) clarifying when a transferred asset is considered legally isolated from the transferor, (3) modifying the requirements related to a transferee’s ability to freely pledge or exchange transferred financial assets, and (4) providing guidance on when a portion of a financial asset can be derecognized.  This update was effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that began after November 5, 2009. Management adopted the provisions of this standard on January 1, 2010 without a material impact on the Company’s financial condition or results of operations.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures Topic 820: “Improving Disclosures about Fair Value Measurements” (“ASU 10-06”).  ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 7—Fair Value Measurement.  These new disclosure requirements were adopted by the Company during the current period, with the exception of the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 5, 2010.  With respect to the portions of this ASU that were adopted during the current period, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures. Management does not believe that the adoption of the remaining portion of this ASU will have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued Accounting Standards Update 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This standard will require the Company to expand disclosures about the credit quality of the Company’s loans and the related reserves against them.  The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans.  The Company will adopt the standard beginning with the December 31, 2010 financial statements.  This standard will not have an impact on the Company’s financial position or results of operations.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(677) thousand for the third quarter of 2010, as compared with a net loss of $(695) thousand for the third quarter of 2009.  For the first nine months of 2010 the Company’s net loss was $(6.728) million, as compared to $(1.682) million for the first nine months of 2009.  The factors resulting in these losses will be discussed below.

•
During the first half of 2010 the Bank reclassified $22.2 million of lower-quality loans (including $10.1 million of nonaccrual loans) to “held for sale,” writing down the value of those loans by $5.488 million through charge-offs to the allowance for loan losses.

•
The third quarter 2010 provision for loan losses represents a decrease of $525 thousand from the third quarter of 2009.  For the first nine months of 2010 the loan loss provision increased $4.244 million over the comparable period in 2009.

•
Net interest income for the three-month period ended September 30, 2010, was $1.723 million, an increase of $38 thousand, or 2%, from the same period in 2009, primarily due to a $18 million decrease in the average balance of borrowed funds, but also due to declining rates on certificates of deposit.  For the first nine months of 2010 net interest income increased by $584 thousand, or 12%, from the first nine months of 2009.

•	The net interest margin (net interest income as a percentage of average interest earning assets) increased by 22 basis points, to 3.48%, for the three-month period ended

September 30, 2010, as compared to the same period in 2009. For the nine-month period the net interest margin increased by 75 basis points.

•
For the three months ended September 30, 2010, non-interest income decreased by $90 thousand (or 23%) from the same period in 2009.  Non-interest income for the first nine months of 2010 was down $217 thousand (20%) from the first nine months of 2009.  The decreases were primarily due to reduced sales of securities, as well as decreases in gains on sales of loans.

•
Non-interest expense increased by $454 thousand (24%) for the third quarter of 2010, as compared to the third quarter of 2009.  For the first nine months of 2010, non-interest expense increased $1.169 million (20%) as compared to the same period a year ago.  Principal factors relating to the increase were losses and writedowns on other foreclosed real estate, increased occupancy expenses, FDIC insurance assessments and salaries and benefits.

•	During the second quarter of 2010 the Company issued 5,000,000 shares of common stock in a private placement, raising $24.8 million of new capital (net of issuance costs).

•	Total assets increased by $19.1 million from December 31, 2009 to September 30, 2010. Total loans decreased by $13.5 million over that period, while deposits increased by $1.9 million.

•	Non-performing assets increased from $8.4 million as of December 31, 2009 to $10.8 million on September 30, 2010.

Income Summary

For the three months ended September 30, 2010, the Company incurred a net loss of $(677) thousand.  This compares with a net loss of $(695) thousand for the comparable period of 2009.  For the first nine months of 2010 the Company’s net loss was $(6.728) million, as compared to $(1.682) million for the first nine months of 2009.

Return (loss) on average assets (annualized) was (0.65)% for the third quarter of 2010, as compared with (0.71)% for the third quarter of 2009.  For the first nine months of 2010 the return (loss) on average assets was (4.47)%, as compared to (1.07)% for the first nine months of 2009.

Annualized return (loss) on average equity was (3.56)% for the third quarter of 2010 as compared with (6.21)% for the comparable 2009 period.  For the nine months, the (loss) on average assets was (31.41)% in 2010, as compared to (9.53)% for the first nine months of 2009.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2010, net interest income was $1.723 million, an increase of $38 thousand, or 2%, from the same period in 2009, primarily due to a $18 million decrease in the volume of borrowed funds, but also due to declining rates on certificates of deposit.  For the first nine months of 2010 net interest income increased by $584 thousand, or 12%, from the first nine months of 2009, primarily due to lower funding costs.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.48% for the three-month period ended September 30, 2010, an increase of 22 basis points as compared to the same period in 2009.  For the nine-month period the net interest margin increased by 75 basis points.  Short-term interest rates dropped steeply in 2008, stabilized in 2009 and have remained at the current very low level.  The initial drop placed severe pressure on our interest margin throughout 2008 and into 2009 but as rates stabilized, higher-rate liabilities have rolled off or repriced downward, significantly reducing our interest cost.  Partially offsetting the beneficial impact of lower interest expense has been a reduction in interest income on loans, as demand for quality credits has diminished and the balance of non-accrual loans has increased during the recession.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month and nine-month periods ended September 30, 2010 and 2009:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2010				September 30, 2009
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$125,352	$1,853	5.87	% *	$147,411	$2,193	5.90	% *
Investment securities*	50,228	344	2.72	% *	42,452	349	3.26	% *
Federal funds sold	-	-	-		9	-	0.51%
Other interest income	21,180	15	0.27%		15,405	11	0.29%
Total interest-earning assets / interest income	196,760	2,212	4.46%		205,277	2,553	4.93%
Non-interest-earning assets:
Allowance for loan losses	(3,612)				(3,404)
Cash and due from banks	3,077				2,878
Premises and equipment	3,312				2,864
Other assets	8,704				8,532
Total assets	$208,241				$216,147

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$15,520	$29	0.74%		$14,147	$34	0.95%
Savings and Money Market deposit accounts	37,760	85	0.89%		33,327	83	0.99%
Certificates of deposit	86,459	296	1.36%		93,296	496	2.11%
Total interest-bearing deposits	139,739	410	1.16%		140,770	613	1.73%
Other short-tems borrowings	1,106	14	4.91%		10	-	0.00%
Federal Home Loan Bank advances	3,000	37	4.89%		21,963	227	4.10%
Trust preferred securities	3,093	27	3.52%		3,093	27	3.51%
Total borrowed funds	7,199	78	4.31%		25,066	254	4.03%
Total interest-bearing liabilities / interest expense	146,938	488	1.32%		165,836	867	2.07%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	21,839				23,968
Other liabilities	1,554				1,313
Total liabilities	170,331				191,117
Shareholders' equity	37,910				25,030
Total liabilities and shareholders' equity	$208,241				$216,147
Net interest-rate spread			3.14%				2.86%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.34%				0.40%
Net interest income / margin on earning assets		$1,724	3.48	% **		$1,686	3.26	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2010				September 30, 2009
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$130,740	$5,841	5.97	% *	$151,708	$6,812	6.00	% *
Investment securities*	43,321	957	2.95	% *	34,375	937	3.64	% *
Federal funds sold	-	-	-		9,919	16	0.21%
Other interest income	15,017	31	0.28%		14,588	107	0.98%
Total interest-earning assets / interest income	189,078	6,829	4.83%		210,590	7,872	5.00%
Non-interest-earning assets:
Allowance for loan losses	(4,501)				(3,697)
Cash and due from banks	3,799				2,751
Premises and equipment	3,341				2,721
Other assets	9,510				7,407
Total assets	$201,227				$219,772

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$18,483	$107	0.77%		$10,652	$108	1.35%
Savings and Money Market deposit accounts	36,025	242	0.90%		29,131	290	1.33%
Certificates of deposit	85,369	927	1.45%		96,420	1,769	2.45%
Total interest-bearing deposits	139,877	1,276	1.22%		136,203	2,167	2.13%
Other short-tems borrowings	413	15	5.02%		13	-	0.61%
Federal Home Loan Bank advances	4,571	171	4.99%		31,886	909	3.81%
Trust preferred securities	3,093	78	3.36%		3,093	91	3.91%
Total borrowed funds	8,077	264	4.36%		34,992	1,000	3.82%
Total interest-bearing liabilities / interest expense	147,954	1,540	1.39%		171,195	3,167	2.47%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	22,914				22,288
Other liabilities	1,720				1,203
Total liabilities	172,588				194,686
Shareholders' equity	28,639				25,086
Total liabilities and shareholders' equity	$201,227				$219,772
Net interest-rate spread			3.44%				2.53%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.30%				0.46%
Net interest income / margin on earning assets		$5,289	3.74	% **		$4,705	2.99	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month and nine-month periods ended September 30, 2010 and 2009.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.
Rate / Volume Variance Analysis
(In thousands)	Three Months Ended September 30, 2010
	Compared to 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(327)	$(13)	$(340)
Investment securities	58	(63)	(5)
Federal funds sold	-	-	-
Other interest income	4	-	4
Total increase (decrease) in interest income	(265)	(76)	(341)

Interest-bearing liabilities:
Transaction accounts	3	(8)	(5)
Savings deposits	10	(8)	2
Certificates of deposit	(34)	(166)	(200)
Total interest-bearing deposits	(21)	(182)	(203)
Other short-term borrowings	-	14	14
FHLB advances	(227)	37	(190)
Trust preferred securities	-	-	-
Total borrowed funds	(227)	51	(176)
Total increase (decrease) in interest expense	(248)	(131)	(379)
Increase (decrease) in net interest income	$(17)	$55	$38

Rate / Volume Variance Analysis
(In thousands)	Nine Months Ended September 30, 2010
	Compared to 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(937)	$(34)	$(971)
Investment securities	217	(197)	20
Federal funds sold	(16)	-	(16)
Other interest income	3	(79)	(76)
Total increase (decrease) in interest income	(733)	(310)	(1,043)

Interest-bearing liabilities:
Transaction accounts	58	(59)	(1)
Savings deposits	59	(107)	(48)
Certificates of deposit	(185)	(657)	(842)
Total interest-bearing deposits	(68)	(823)	(891)
Other short-term borrowings	12	3	15
FHLB advances	(955)	217	(738)
Trust preferred securities	-	(13)	(13)
Total borrowed funds	(943)	207	(736)
Total increase (decrease) in interest expense	(1,011)	(616)	(1,627)
Increase (decrease) in net interest income	$278	$306	$584

The tables above reflect the impact of lower rates paid on deposit accounts, the $19 million reduction in average FHLB borrowings ($27 million reduction for the nine months) and the $7 million reduction in average certificates of deposit over the past year ($11 million for the nine months), partially offset by the reduced volume of loans outstanding in 2010.  The significant reduction in relatively higher-cost FHLB borrowings and CD’s was driven by $4 million in core deposit growth ($15 million for the nine months) and a $22 million contraction in outstanding loans ($21 million for the nine months).  The overall rate decline on CD’s resulted from maturing CD’s being repriced downward in the current low rate environment.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through the remainder of 2010 and well into 2011.  If so, we expect to see certificate of deposit rates continue to decline to a greater degree than loan rates, continuing to improve our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits repricing slightly faster than loans because “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded a $350 thousand provision for loan losses for the three months ended September 30, 2010, as compared with a $875 thousand provision for the third quarter of 2009.  For the first nine months of 2010 the loan loss provision was $5.800 million, as compared to $1.556 million for the comparable period in 2009.

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

Loan charge-offs totaled $516 thousand (with $8 thousand in recoveries) for the third quarter of 2010, as compared with $850 thousand of charge-offs and $10 thousand of recoveries for the same period in 2009.  The ratio of allowance for loan losses to total loans was 2.91% at September 30, 2010, as compared to 2.48% a year ago and 4.06% as of December 31, 2009.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains on sales of securities.  For the three-month period ended September 30, 2010, non-interest income was $305 thousand, a decrease of $90 thousand, or 23%, from the same period in 2009.  For the first nine months of 2010, non-interest income totaled $877 thousand, as compared to $1.094 million for the same period in 2009.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	$ Amount		Change			$ Amount		Change
	2010	2009		$	%	2010	2009		$	%
Service charges on deposit accounts	$101	$95	$6		6%	$275	$256	$19		7%
Gain on sale of loans	126	143	(17)		-12%	307	317	(10)		-3%
Loan servicing fees, net of amortization	38	34	4		12%	111	82	29		35%
Grants and awards	-	74	(74)		-100%	-	81	(81)		-100%
Gain on sale of available-for-sale securities	-	7	(7)		-100%	58	246	(188)		-76%
Other income and fees	40	42	(2)		-5%	126	112	14		13%
Total non-interest income	$305	$395	$(90)		-23%	$877	$1,094	$(217)		-20%

The decrease in non-interest income for the nine-month period was principally due to reduced sales of securities, resulting in a $188 thousand decrease in gains on security sales for the nine months.  No securities were sold in the third quarter of 2010, although the Bank recognized $7 thousand in security gains in the third quarter of 2009.

During the first nine months of 2010 the Company recorded a gain on sale of SBA loans of $307 thousand, representing the sale of $3.6 million in loans.  Additional SBA loans totaling $1.8 million were sold in the third quarter of 2010; however, the gain on sale generated in the third quarter will not be recorded until the 90-day premium recourse period on SBA loan sales has expired.  During the fourth quarter, assuming no premiums are refunded, the Company will recognize a gain on sale of approximately $124 thousand.  No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the limited recourse period, as noted above in Note 8 to the consolidated financial statements.

The majority of the service charge income shown in the non-interest income table relates to NSF fee income, as well as other fees not directly assessed on deposit accounts.  Many of the Bank’s deposit products and services have had low or no monthly fees.  However, management implemented a change in the Bank’s service charge structure during the first quarter of 2010, resulting in a $39 thousand increase in maintenance fees assessed on demand and savings accounts for the first nine months of 2010 as compared to the same period in 2009, while NSF fees declined by $33 thousand over the same period.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.

Non-interest expenses increased by $454 thousand, or 24%, for the three months ended September 30, 2010, as compared to the third quarter of 2009.  For the first nine months of 2010, non-interest expense increased $1.169 million, or 20%, as compared to the same period in 2009.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2010	2009		$ %	2010	2009		$	%
Salaries and employee benefits	$1,029	$886	$143	16%	$2,873	$2,779	$94		3%
Occupancy expenses	318	196	122	62%	933	528	405		77%
Furniture and equipment	116	103	13	13%	352	340	12		4%
Data processing	187	187	-	0%	551	566	(15)		-3%
Professional fees	183	117	66	56%	501	382	119		31%
Marketing and business development	26	36	(10)	-28%	81	106	(25)		-24%
Office supplies and expenses	59	57	2	4%	177	193	(16)		-8%
Insurance and regulatory assessments	187	164	23	14%	583	462	121		26%
Loan and lease expenses	41	38	3	8%	127	104	23		22%
Loss or writedown of other real estate	4	-	4	nm	454	-	454	nm
Provision for unfunded loan commitments	-	-	-	nm	-	35	(35)		-100%
Other	205	117	88	75%	462	430	32		7%
Total non-interest expense	$2,355	$1,901	$454	24%	$7,094	$5,925	$1,169		20%

nm = not meaningful

The increase in non-interest expense for the nine-month period was principally from:
•
Losses on sales of other real estate and writedowns on the value of certain other real estate properties held (total of $4 thousand for the third quarter of 2010 and $454 thousand for the nine months),

•	Increased occupancy expenses due to the lease cost of the Bank’s new administrative office in San Luis Obispo,

•	Material increases in FDIC insurance assessments (FDIC insurance increased $131 thousand for the first nine months of 2010 vs. 2009),

•	Increased professional fees, primarily related to the level of non-performing assets and the formation of the Company’s MAM subsidiary,

•	An increase in salaries and benefits, due to additional officers hired in the third quarter, including the Company’s new chief executive officer, in preparation for future growth.

•	These increased expenses were partially offset by cost containment measures taken in most other categories of non-interest expense.

Income Taxes

The Company recognized no income tax expense or benefit for the nine months ended September 30, 2010 or 2009, due to a limitation on the Company’s ability to recognize deferred tax assets.

Balance Sheet Analysis

At September 30, 2010, consolidated assets totaled $212.2 million, as compared with $193.1 million at December 31, 2009, and $215.5 million at the end of 2009’s third quarter.  This represents a decrease of $3.3 million (1.5%) over the past twelve months.  Total loans decreased $20.0 million (14%) over that period, while securities and cash equivalents increased $17.6 million (28%), deposits decreased $2.2 million (1.3%), borrowed funds decreased $14.8 million

(77%) and shareholders’ equity increased $13.5 million (57%).  The increases in securities, cash equivalents and shareholders’ equity were principally due to the issuance of 5,000,000 shares of common stock in a private placement during the second quarter of 2010, for net proceeds of $24.8 million.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	September 30, 2010			June 30, 2010			March 31, 2010			December 31, 2009			September 30, 2009
		$	%		$	%		$	%		$	%		$	%
Total Assets	$3,423		6.5%	$13,821		28.4%	$1,855		3.9%	$(22,417)		-41.3%	$(3,800)		-6.9%
Earning Assets	2,489		5.0%	12,337		26.7%	1,894		4.2%	(19,722)		-38.5%	(2,821)		-5.4%
Loans	(3,033)		-9.6%	(6,589)		-19.9%	(3,925)		-11.7%	(6,433)		-17.9%	(8,600)		-22.5%
Deposits	4,495		11.1%	(4,225)		-10.2%	1,581		3.9%	(4,053)		-9.6%	7,138		17.6%
Borrowings	328		31.4%	(1,858)		-124.2%	-		0.0%	(13,300)		-273.4%	(10,744)		-141.9%
Shareholders' Equity	(562)		-5.9%	19,531		428.5%	(355)		-7.7%	(5,157)		-86.0%	(389)		-6.4%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loans by type of loan:

Loan Composition
(Dollars in thousands)
	September 30, 2010		December 31, 2009		September 30, 2009
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$19,728	16.1%	$19,633	14.4%	$21,458	15.0%
Agricultural	403	0.3%	750	0.5%	-	0.0%
Leases, net of unearned income	1,110	0.9%	1,335	1.0%	1,452	1.0%
Municipal loans	2,991	2.4%	3,476	2.5%	2,483	1.8%
Real estate	88,408	72.0%	96,956	71.1%	102,082	71.5%
Construction	8,752	7.1%	12,512	9.2%	12,158	8.5%
Consumer	1,471	1.2%	1,748	1.3%	3,210	2.2%
Total loans	$122,863	100.0%	$136,410	100.0%	$142,843	100.0%

The table shows a net decrease in loans outstanding over the past twelve months—primarily in commercial, real estate and construction loans.  Of the total real estate and construction loans as of September 30, 2010, 73% are commercial mortgage loans, and 49% of those are owner-occupied properties.  Approximately 2% of the owner-occupied commercial mortgage loans contain SBA guarantees.

Asset Quality

Non-accrual loans totaled $8.9 million at September 30, 2010, as compared to $5.9 million at December 31, 2009 and $6.6 million at September 30, 2009.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2010, December 31, 2009 and September 30, 2009:

Non-Performing Assets
(in thousands)	September 30	December 31	September 30
	2010	2009	2009
Loans in nonaccrual status:
Nonaccrual loans held for investment	$3,952	$5,891	$6,637
Nonaccrual loans held for sale*	4,968	-	-
Loans past due 90 days or more and accruing	-	-	910
Restructured loans in accruing status	-	831	843
Total nonperforming loans	8,920	6,722	8,390
Foreclosed real estate	1,915	1,641	1,142
Total nonperforming assets	$10,835	$8,363	$9,532

Allowance for loan losses allocated to impaired loans	$223	$67	$876
Allowance for loan losses allocated to loans held for sale*	-	-	-
Allowance for loan losses allocated to all other loans	3,350	5,470	2,663
Total allowance for loan losses	$3,573	$5,537	$3,539

Asset quality ratios:
Non-performing assets to total assets	5.11%	4.33%	4.44%
Excluding loans held for sale*	2.98%	4.35%	4.44%

Non-performing loans to total loans	7.26%	4.93%	5.87%
Excluding loans held for sale*	3.67%	4.96%	5.88%

Allowance for loan losses to total loans	2.91%	4.06%	2.48%
Excluding loans held for sale*	3.32%	4.09%	2.48%

Allowance for loan losses to total non-performing loans	40%	82%	42%
Excluding non-performing loans held for sale*	90%	82%	42%

* Loans held for sale are carried at fair value

For comparison, ratios in the table above are presented both with and without loans held for sale.  Although most of the loans held for sale as of September 30, 2010, are of lower credit quality, all loans held for sale loans have been written down to the lower of cost or fair value, so no allowance for loan losses is appropriate, and none has been provided, for the balance remaining on those loans.

The high level of non-performing loans over the past two years has been due to the significant downturn in the economy and reduction in real estate collateral values in 2008, 2009 and into 2010.  The $8.9 million of non-performing loans as of September 30, 2010, includes $3.1 million of SBA loans, which are supported by $2.7 million of SBA loan guarantees.  The remaining $5.8 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment performance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $114 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at September 30, 2010 were $10.8 million, an increase of $2.4 million from the $8.4 million balance at December 31, 2009.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the nine months ended September 30, 2010:

Other Real Estate Owned
(dollars in thousands)	Nine Months Ended
September 30, 2010
Balance of foreclosed real estate at beginning of year	$1,641
Real estate held for possible future branch office	565
Total other real estate owned at beginning of year	$2,206
Foreclosures during the period	1,752
Sales of other real estate	(1,024)
Writedowns and losses on sales of other real estate	(454)
Balance of other real estate owned at end of period	$2,480

Potential Problem Loans

At September 30, 2010, the Bank had approximately $19.3 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  This represents a $1.2 million increase from the $18.1 million of potential problem loans at June 30, 2010, primarily due to one residential lot loan being downgraded to a substandard risk grade.  The $19.3 million of potential problem loans includes $956 thousand of SBA loans, which are supported by $711 thousand of SBA loan guarantees, and $17.2 million of the potential problem loans are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of September 30, 2010, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2010 totaled $3.6 million, a decrease of $1.9 million from December 31, 2009.  The ratio of ALLL to total loans at September 30, 2010, was 2.91%, as compared with 4.06% at December 31, 2009, and 2.48% at September 30, 2009.  The decrease in the ALLL in 2010 is attributable to the second quarter reclassification of lower-quality loans to held for sale, which has resulted in a reduction of specific reserves now that these loans are valued on a recurring basis at the lower of cost or fair value.  At September 30, 2010 and 2009, the ratio of ALLL to total non-performing loans was 37% and 42%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month and nine-month periods ended September 30, 2010 and 2009:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$3,731	$3,474	$5,537	$3,942
Provision for loan losses	350	875	5,800	1,556
Loans charged off	(516)	(820)	(7,804)	(1,993)
Recoveries of previous charge-offs	8	10	40	34
Net (charge-offs)	(508)	(810)	(7,764)	(1,959)
Balance at end of period	$3,573	$3,539	$3,573	$3,539

Allowance for loan losses as a percentage of:
Period end loans	2.91%	2.48%	2.91%	2.48%
Total non-performing loans	37%	42%	37%	42%
Non-performing loans excluding loans held for sale*	114%	42%	114%	42%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	1.61%	2.18%	7.94%	1.73%
Provision for loan losses	1.11%	2.35%	5.93%	1.37%

* Loans held for sale are carried at fair value

As mentioned above, during the second quarter of 2010 the Bank reclassified $22.2 million of lower-quality loans to “held for sale.”  In conjunction with the reclassification, the Bank wrote down the value of those loans by $5.488 million, through charge-offs to the allowance for loan losses.  After those charge-offs, a $5.250 million second quarter loan loss provision was needed to replenish the allowance for loan and lease losses to the appropriate level, as the level of classified  loans and total loans both decreased during that quarter.

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

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2010, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2010, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

Investments

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security has been in non-accrual status, with interest payments, which have been received to date on a regular basis, being credited to the reserve.  As of September 30, 2010, this security was carried on the books of the Bank at zero ($292 thousand amortized cost less the loss reserve, which now totals $292 thousand).  Therefore, all current interest payments are being credited to interest income.

Excluding the impaired asset-backed security referred to above, all securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (24%), fixed-rate mortgage-backed securities (31%), floating-rate mortgage-backed securities (29%), fixed-rate tax-exempt municipal securities (5%), floating-rate corporate debt securities (5%) and fixed-rate CMO’s (6%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  None of the Bank’s municipal securities may be called before July 2011.  The average life of the portfolio is projected to be 3.3 years, with a duration of 3.0 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $165.6 million as of September 30, 2010, as compared with $163.8 million at December 31, 2009, and $167.8 million at September 30, 2009.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first nine months of 2010 and 2009.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety with yield often a secondary concern.  As of September 30, 2010, the Bank had issued $37.5 million of certificates of deposit to local customers through the CDARS program, as compared with $46.5 million as of September 30, 2009.

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

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has borrowed funds from the Federal Home Loan Bank of San Francisco (“FHLB”).  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term certificates of deposit.  Although the Bank expects to continue to have borrowings from the FHLB, the Bank paid down those borrowings by $16.3 million over the past twelve months.

As of September 30, 2010, borrowings from the FHLB totaled $3.0 million, with a weighted average interest rate of 4.89%.  The $3.0 million matures in the fourth quarter of 2013.

Capital

Total shareholders’ equity has increased $13.5 million, or 57%, over the past twelve months.  The increase was due to the issuance of 5,000,000 shares of the Company’s common stock in a private placement during the second quarter of 2010, for net proceeds of $24.8 million.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2010, December 31, 2009, and September 30, 2009:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital (to Risk-Weighted Assets)	$20,998	16.75%	$12,538	10.0%	$10,031	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,405	15.48%	$7,523	6.0%	$5,015	4.0%
Tier 1 Capital (to Average Assets)	$19,405	10.21%	$9,500	5.0%	$7,600	4.0%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$22,053	14.22%	$15,509	10.0%	$12,407	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,069	12.94%	$9,306	6.0%	$6,204	4.0%
Tier 1 Capital (to Average Assets)	$20,069	9.59%	$10,462	5.0%	$8,369	4.0%

As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)	$26,373	16.29%	$16,192	10.0%	$12,954	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$24,329	15.03%	$9,715	6.0%	$6,477	4.0%
Tier 1 Capital (to Average Assets)	$24,329	11.31%	$10,754	5.0%	$8,604	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $19.3 million in cash and cash equivalents on September 30, 2010, as compared with $8.6 million as of December 31, 2009, and $20.5 million on September 30, 2009.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of September 30, 2010, the Company’s loans-to-deposits ratio was 74%, as compared with 83% as of December 31, 2009, and 85% on September 30, 2009.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have grown during this period.  A low loans-to-deposits ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 40% as of September 30, 2010, as compared with 32% as of December 31, 2009, and 33% as of September 30, 2009.

One of the Bank’s off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of September 30, 2010, the Bank had outstanding borrowings from the FHLB totaling $3.0 million.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of September 30, 2010, an additional $28.5 million could be borrowed from the FHLB if needed.  The Bank substantially reduced its FHLB borrowings in 2009, paying off $39.7 million in borrowings over the course of the year.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	September 30	December 31	September 30
	2010	2009	2009
Commitments to Extend Credit	$20,864	$18,219	$18,372
Standby Letters of Credit	901	301	329
	$21,765	$18,520	$18,701

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of September 30, 2010, and December 31, 2009, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

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

The National Bureau of Economic Research (NBER) has now officially declared that the recession ended and the national economy began a recovery phase in June 2009.  After a 20-consecutive-month downward trend, the Index of Leading Indicators has been positive for sixteen of the past seventeen months (thru August).   The Index of Coincident Indicators turned positive in July 2009 (0.1%) after six consecutive monthly declines, and has been flat or slightly positive each subsequent month through August.  However, that recovery has slowed over the past few months.  Real (inflation-adjusted) GDP grew by 1.6% in the third quarter 2009, 5.0% in the fourth quarter, 3.7% in the first quarter 2010 and 1.6% in the second quarter.

California’s statewide unemployment rate (seasonally adjusted) rose from 10.6% in March 2009 to 12.6% in March 2010, and then decreased slightly but has remained above 12%.   In August, the California unemployment rate was 12.4%, as the state lost 33,500 non-farm payroll jobs in August.  The unemployment rates for San Luis Obispo (10.3%) and Santa Barbara (8.9%) counties are below the state average, but SLO County’s rate remains above the national average.  The two counties in our primary market have the 10th and 2th lowest unemployment rates in the state.  San Luis Obispo's rate is down from a high of 10.6% six months ago, while Santa Barbara County is down from 10.1%.

Although there has been some improvement national economy, as well as in California and our local economy, there is also continued weakness and the recovery is far from robust.  Local economic conditions are favorable, as compared to the state as a whole, but the unemployment rate remains high.  Because loan losses tend to lag turning points in economic activity, we cannot expect that minor improvements in the economy will lead to reductions in loan charge-offs.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

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

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.                      Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended September 30, 2010.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Reserved)

Item 5.	Other Information

None.

Item 6.                         Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Certificate of Amendment to Articles of Incorporation (Y)
3.4	Bylaws, as amended (B),(S)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
4.7
Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (E)

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community Capital Trust I (E)
4.10	Certificate of Determination for Series D Preferred Stock (R)
4.11	Form of Common Stock Purchase Warrant (Z)
4.12	Form of Warrant Agreement for warrants issued pursuant to subscription rights (AA)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Intentionally omitted
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)
10.17	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.19	Mission Community Bancorp 2008 Stock Incentive Plan (P)
10.20	Amendment No. 1 to Second Amended and Restated Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Anita M. Robinson (Q)
10.21	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (Q)
10.22	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (Q)
10.23
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which includes the Securities Purchase Agreement—Standard Terms attached thereto, with respect to the issuance and sale of the Series D Preferred Stock (R)

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A) Included in the Company’s Form 8-K filed on December 18, 2000
(B) Included in the Company’s Form 10-KSB filed on April 2, 2001
(C) Included in the Company’s Form 10-QSB filed August 12, 2002
(D) Included in the Company’s Form 10-QSB filed on November 12, 2002
(E) Included in the Company’s Form 8-K filed on October 21, 2003
(F) Included in the Company’s Form 10-QSB filed on August 10, 2004
(G) Included in the Company’s Form 8-K filed on January 19, 2005
(H) Intentionally omitted
(I) Included in the Company’s Form 10-QSB filed on August 14, 2006
(J) Included in the Company’s Form 8-K filed on June 13, 2007
(K) Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007
(L) Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007
(M) Included in the Company’s Form 8-K filed on August 14, 2007
(N) Included in the Company’s Form 8-K filed on October 23, 2007
(O) Included in the Company’s Form 10-KSB filed on March 28, 2008
(P) Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)Included in the Company’s Form 8-K filed on December 30, 2008
(R)Included in the Company’s Form 8-K filed on January 14, 2009
(S)Included in the Company’s Form 10-Q filed on August 14, 2009
(T)Included in the Company’s Form 10-K filed on March 16, 2009
(U)Included in the Company’s From 8-K filed on December 24, 2009
(V)Included in the Company’s Form 8-K filed on March 22, 2010
(W)Included in the Company’s Form 8-K filed on March 26, 2010
(X)Included in the Company’s Form 8-K filed on June 1, 2010
(Y)Included in the Company’s Form 8-K filed on August 2, 2010
(Z)Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010
(AA)Included in Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on October 1, 2010

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ Anita M. Robinson
ANITA M ROBINSON
President
Dated:  November 15, 2010

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  November 15, 2010