Form 10-K
period 2010-12-31
MISSION COMMUNITY BANCORP
filed 2011-03-31
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-12892

MISSION COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California                                                                               77-0559736
State or other jurisdiction of incorporation or organizationI.R.S. Employer Identification No.

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $4,366,100.

As of March 25, 2011, the Registrant had 7,094,274 shares of Common Stock outstanding.
[Missing Graphic Reference]

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 10-14.

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

Mission Community Bancorp
Form 10-K
December 31, 2010

Part I

Item 1.	Description of Business

Item 1A.Risk Factors

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Reserved

Part II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8.	Financial Statements
Reports of Independent Registered Public Accounting Firms on the Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes of Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Item 14.	Principal Accounting Fees and Services

Item 15.	Exhibits

Signatures

PART I

Item 1. Description of Business

Business Development

The Company

Mission Community Bancorp (“Bancorp”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Luis Obispo, California.  It was incorporated on September 22, 2000 and acquired all the outstanding shares of Mission Community Bank in a one bank holding company organization effective December 15, 2000.

Bancorp’s principal activity is the ownership of all of the outstanding common stock of Mission Community Bank and any other subsidiaries we may acquire or establish.  Bancorp formed a wholly-owned subsidiary, Mission Community Capital Trust I, in 2003 solely to facilitate the issuance of trust preferred securities.  In May 2010, Bancorp formed its only other direct subsidiary, Mission Asset Management, Inc., in order to purchase certain of the non-performing assets of Mission Community Bank, which assets were purchased in June 2010.

As of December 31, 2010 Bancorp and its consolidated subsidiaries (“the Company”) had approximately $218 million in total assets and $39 million in shareholders’ equity.

The Company’s address is 3380 South Higuera Street, San Luis Obispo, California 9340, and its telephone number is (805) 782-5000.

Bancorp’s principal source of income is dividends from Mission Community Bank although supplemental sources of income may be explored in the future.  Its expenditures, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees and shareholders costs will generally be paid from dividends paid to us by Mission Community Bank.  Due to recent losses by Mission Community Bank, it is not currently anticipated that Mission Community Bank will be able to pay dividends to Mission Community Bancorp in the near future.  See “Part II--Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends.”

At the present time, we have no plans to engage in any activities other than acting as a bank holding company for Mission Community Bank and Mission Asset Management, Inc., although in the future, we may consider engaging in other activities which are permissible for a bank holding company, including the acquisition of other banks, provided that engaging in such activities is deemed by the Board of Directors to be in the best interest of Mission Community Bancorp and its shareholders.

Mission Community Bancorp neither owns nor leases any material property, but instead uses the premises, equipment and furniture of Mission Community Bank.

Each of Mission Community Bancorp, and our subsidiary, Mission Community Bank, has been certified by the U.S. Department of the Treasury as a Community Development Financial Institution with a commitment to providing financial services to low and moderate-income communities.  Although we intend to continue our commitment to providing financial services to low and moderate-income communities, we anticipate that each of Mission Community Bancorp and Mission Community Bank will soon lose their status as CDFI’s due to a change in control in the second quarter of 2010 pursuant to which the ownership by our principal shareholder in the Bancorp’s common stock increased from 24.7% of our common stock to more than 75% of our common stock.  Because our principal shareholder is not itself a CDFI, each of Mission Community Bancorp and Mission Community Bank no longer meet the regulatory criteria to retain their respective CDFI status since in order to maintain such status, any bank holding company which owns more than 25% of the voting shares or otherwise controls through a majority of directors of a company a bank with CDFI status must itself be a CDFI.  Accordingly, we believe that each of Mission Community Bancorp and Mission Community Bank will lose their respective CDFI status in the near future, and, in any event, we do not believe we will any longer be able to take advantage of the benefits of being a CDFI, such as applying for grants and awards under applicable CDFI programs.

Further, pursuant to the terms of our Series A and Series C common stock, which shares were issued to the Community Development Financial Institutions Fund of the U.S. Department of the Treasury in conjunction with funding relating to our CDFI status, the Community Development Financial Institutions Fund has the right to cause us to redeem all of the Series A and Series C common stock in the event we lose our CDFI status.  If upon the loss of our CDFI status, the Community Development Financial Institutions Fund should exercise its right to cause us to redeem our Series A and Series C preferred stock, we would be required to redeem this stock for an aggregate of approximately $1.0 million.

Mission Community Bank

The Bank, a wholly-owned subsidiary of Bancorp, is a California state-chartered bank headquartered in San Luis Obispo, California.  It is also a member of the Federal Reserve System.  Its deposits are insured by the FDIC up to the applicable limits of the law.  Mission Community Bank opened for business on December 18, 1997, and currently operates four full service locations in the cities of San Luis Obispo, Paso Robles and Arroyo Grande in San Luis Obispo County and in Santa Maria in northern Santa Barbara County in the Central Coast of California.  We also operate a Business Banking Center in San Luis Obispo which is primarily engaged in originating and servicing SBA-guaranteed loans.  Our administrative offices are also located in San Luis Obispo.

We opened our branch in the city of Paso Robles in 1998, our branch in Arroyo Grande in 2002, and our branch in Santa Maria in December 2008.  The Business Banking Center opened in 2006.

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

At December 31, 2010, the Bank, on a stand-alone basis, had approximately $199.4 million in assets, $105.1 million in loans, $178.0 million in deposits, and $19.5 million in stockholders’ equity.

Our primary market area is San Luis Obispo County and northern Santa Barbara County.  Secondary market areas include cities and unincorporated areas in the neighboring counties of Kern, Kings and Fresno.  We service these secondary market areas through direct contact by calling officers who travel into the neighboring counties.  Any physical expansion into this secondary market area would most likely come from acquisitions or through the establishment of loan production offices although we have no immediate plans for acquisitions or the establishment of loan production offices.

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

At December 31, 2010, MCDC had no loans and $156,000 in shareholder’s equity.  MCDC provides loan accounting services for a very small pool of community development micro loans which have been funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing within the county.  Loans serviced by MCDC as of December 31, 2010, totaled approximately $3,452,000.

Mission Asset Management, Inc. (“MAM”)

Mission Asset Management, Inc., a wholly-owned subsidiary of Bancorp, was established in June 2010 to facilitate the orderly sale or resolution of the Bank’s foreclosed real estate and certain lower-quality loans.  To that end, in 2010 the Bank reclassified $22.4 million of lower-quality loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate, were sold from the Bank to MAM at the aggregate purchase price of $17.9 million.

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-K.  MCSC’s primary focus is to provide technical assistance and training services to the community, including small business, minority and low-income entrepreneurs.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  Over the five-year period ended December 31, 2010, Bancorp has provided $205 thousand in cash contributions and $90 thousand in in-kind (non-cash) contributions to MCSC.

In 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  MCSC is also “COIN”-certified as a CDFI.  See also Note M to the Consolidated Financial Statements for additional information regarding MCSC.

The “Mission” Group

Bancorp, the Bank and its subsidiary MCDC, MAM and MCSC form an organizational structure intended to provide traditional community bank financial services and to foster economic revitalization and community development to its target market.

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

The areas in which the Company has directed virtually all of its lending activities are commercial loans (including government-guaranteed, agricultural and municipal loans), real estate loans, construction loans, consumer loans and lease financing  As of December 31, 2010, these five categories accounted for approximately 18.2%, 72.3%, 7.4%, 1.2%, and 0.9% respectively, of the Company’s gross loan portfolio.  As of that date, $95.9 million, or 79.8%, of the Company’s loans consisted of real estate loans, for single family residences or for commercial development, and interim construction loans.  This represents a $13.6 million decrease in real estate and construction loans from the prior year’s combined total of $109.5 million.  In percentage terms, real estate and construction loans decreased from 80.3% to 79.8% of the loan portfolio.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Company’s commercial real estate concentration is reduced to $44.9 million, or 37.4% of gross loans.  See Loan Concentrations in Management’s Discussion and Analysis under Item 7 of Part II of this report.

As of December 31, 2010, the Bank had 4,629 deposit accounts, including 2,940 demand accounts (both non-interest-bearing and interest-bearing, including NOW and money market deposit accounts) totaling $69.9 million; 987 savings accounts with balances totaling $22.1 million; and 702 time certificates of deposit totaling $80.3 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold and deposits in other banks, gain on loan sales, service charges on deposit accounts and, occasionally, gain on securities sales and grants and awards.  For the year ended December 31, 2010, these sources comprised 71.2%, 12.6%, 4.1%, 3.3%, 4.7%, and 5.7%, respectively, of the Bank’s total operating income.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo county and northern Santa Barbara county, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, and Fresno, with expansion in 2011 into Ventura and south Santa Barbara Counties.

The Bank operates out of four full service offices (in the cities of San Luis Obispo, Paso Robles, Arroyo Grande and Santa Maria) plus an administrative and loan production facility, which is located in the city of San Luis Obispo, with a fifth full-service office in the Company’s headquarters building is currently scheduled to open in April 2011.  In the first quarter of 2011, the Bank opened a loan production office for food and agribusiness lending in Oxnard, California.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.

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

Since 2007, the Bank has extended its use of Internet technology as a distribution tool to improve its customer service by making available a “remote capture” deposit product, as well as enhanced Internet Banking, electronic Bill-Pay and ACH origination.  Today the Bank continues to expand its technology-based products, with “virtual lockbox,” “positive pay” and online image statements for both consumer and business customers expected to be made available in 2011.

During 2006 the Bank began to capitalize on its status as one of only four banks in its primary service area participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their certificates of deposit at the Bank and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  While the Bank continues to focus its extension of CDARS to client relationships in its local market area who are seeking additional FDIC insurance coverage, its participation in the CDARS program also permits it to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits would be considered to be brokered deposits.  When the Bank has excess funds, the CDARS program enables the Bank to place those funds in CD’s with CDARS network banks (known as the “One-Way Sell” program), which generally results in a higher yield than if those funds were invested in Federal Funds.

Status of and Publicly Announced New Products or Services

In an effort to reach out to the community to share sound money management practices and habits to the target market of low-income and under-banked individuals, the Bank has formed a Financial Education team of bank employees.  A series of training workshops covering the fundamentals of banking and financial services have been developed in English and Spanish.  The Bank expects to increase its focus on profitable financial services for the un-banked and under-banked customers in its market area, but does not expect these services will be a material percentage of its deposit activities.

In 2010 the Bank received a $600 thousand BEA award, based on lending activity in 2009.  This grant was recognized in non-interest income.  Previous grants and awards that have been included in non-interest income are as follows:

2001                                           $   537,750
2002                                                182,936
2003                                                180,900
2004                                             1,332,756
2006                                                100,188
2007                                                359,480
2009                                                  80,948
2010                                                600,000
Total 2001 through 2010        $3,374,958

Competition

The banking and financial services business in the Bank’s market area is highly competitive.  The increasingly competitive environment is a result primarily of changes in regulation, and changes in technology and product delivery systems.  The Bank emphasizes to its customers the advantages of dealing with a locally owned and community development oriented institution. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns in addition to expanded products like trust services, international banking, discount brokerage and insurance services that the Bank does not offer.  As a service to its customers, the Bank has made arrangements with other financial service providers to extend such services to its customers where possible.  For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank makes use of loan participations with its correspondent banks and with other independent banks, retaining the portion of such loans that is within its legal lending limits.  Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds.  For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits.

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

The Bank’s primary service area consists of the county of San Luis Obispo and parts of Santa Barbara County and now Ventura County.    As in most major U.S. cities, large banks compete in our service area.  However, rather than these large financial institutions, community banks are more prominent in our market.  As such, we believe our primary competitors for individuals and small and medium-sized business customers are the community banks, which can provide the service and responsiveness attractive to this customer base.

Within San Luis Obispo county and northern Santa Barbara county, and based on data from the FDIC as of June 30, 2010, there were 19 banks with 105 branches with aggregate deposits of $6.7 billion.  The Bank’s deposits represent a 2.4% share of this market.  Of the 19 banks, nine were community banks (banks with less than $1 billion in assets), with seven of these banks headquartered in San Luis Obispo county and three headquartered in Santa Barbara county.  There were also six credit unions operating in San Luis Obispo and northern Santa Barbara Counties.  Three of those credit unions are headquartered in the Bank’s target market area.

Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one individual borrower (in the aggregate).  It has in its portfolio approximately 500 loans to approximately 385 loan customers.  As of December 31, 2010, the Bank’s legal lending limit to a single borrower, and such borrower’s related parties, was approximately $5.7 million on a secured basis, and was $3.4 million for unsecured loans, based on regulatory capital plus reserves of approximately $22.7 million.

The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 429 deposit accounts holding $122.2 million in deposits as of December 31, 2010.  Included in those totals are 11 customers with deposits of $1 million or more totaling $52.8 million, with one local customer relationship representing approximately 20% of the Bank’s total deposits as of December 31, 2010.  Management works with large depositors to “ladder out” certificate of deposit maturities in order to both minimize liquidity risk for the Bank and provide a better return for the customer on their deposited funds.  These large deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.  Also included in the totals above are 18 non-interest-bearing transaction accounts, of which $15.7 million exceeds the normal FDIC insurance limit, but which have been subject to unlimited FDIC insurance coverage under the Transaction Account Guarantee Program (“TAGP”) through December 31, 2010. On July 21, 2010, President Barack Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which, in part, extends full deposit insurance coverage for noninterest bearing deposit transaction accounts beginning December 31, 2010 for an additional two year period.  The Bank has a contingency funding plan in place to address any potential loss of these large deposits.

The Bank’s business does not appear to be seasonal.

Recent Developments

Enacted as part of the Small Business Jobs Act of 2010, the Treasury Department recently announced the creation of a Small Business Lending Fund (“SBLF”), which is intended to encourage lending to small businesses by providing Tier 1 capital—up to 5% of risk-weighted assets—to qualified community banks with less than $10 billion in assets.  Eligible community banks that have issued preferred stock to the Treasury Department through the TARP CPP, such as the Company, may refinance their TARP preferred stock with a new issuance through SBLF.  Dividends on SBLF preferred stock may be either lower or higher than the rate currently paid on TARP preferred, depending on whether certain lending targets are, or aren’t, met.   The Company has submitted an application with the Treasury Department for the issuance of preferred stock under the SBLF program.  It is not yet known whether the Company’s application will be accepted by the Treasury and the Company’s primary regulators.

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

Supervision and Regulation

Both federal and state laws extensively regulate banks and bank holding companies.  This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of the Company.  The following is a summary of particular statutes and regulations affecting the Company and the Bank.  This summary is qualified in its entirety by the statutes and regulations.  No assurance can be given that such statutes or regulations will not change in the future.

Regulation of Mission Community Bancorp—General

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company.  The principal exceptions to these prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature (and complementary to such activities), specifically non-bank activities identified by the Gramm-Leach-Bliley Act of 1999 or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. To become and remain a financial holding company, a bank holding company and its subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, have at least a satisfactory rating under the Community Reinvestment Act.  The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates. In addition, we must comply with the Federal Reserve Act and Regulation O issued by the Federal Reserve Board, which require that loans and extensions of credit to our executive officers, directors and principal shareholders, or any company controlled by any such persons, shall, among other conditions, be made on substantially the same terms and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders.

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

The Federal Reserve Board also has the authority to regulate bank holding companies’ debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

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

Regulation of Mission Community Bank—General

As a California state-chartered bank, the Bank is subject to regulation, supervision and examination by the California Department of Financial Institutions.  It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the related regulations promulgated by the Board of Governors of the Federal Reserve System.  In addition, the deposits of the Bank are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum of $250,000 per depositor, and potentially higher limits with respect to certain retirement accounts.  Beginning December 5, 2008, the Bank elected to participate in the FDIC’s Transaction Account Guarantee Program (“TAGP”), which provides, through December 31, 2012, an unlimited guarantee of funds in noninterest-bearing transaction accounts (including NOW accounts restricted during the guarantee period to interest rates of 0.25% or less).  For deposit insurance protection, the Bank pays a quarterly assessment, and occasional mandated special assessments, to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.  The regulations of those agencies will govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

The earnings and growth of the Bank is largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged and paid on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Under existing regulations, the capital requirements for a bank holding company whose consolidated assets are less than $500 million, like the Company, are deemed to be the same as that of its subsidiary bank.  The Federal Reserve Board has established risk-based and leverage capital guidelines for the banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.  The following items are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25 percent of core capital elements, net of goodwill less any associated deferred tax liability.  In addition, since the Company had less than $15 billion in assets at December 31, 2009, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital to the extent permitted by FRB guidelines.  See “Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with very low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2010 and December 31, 2009, the Bank’s Total Risk-Based Capital Ratio was 17.2% and 14.2%, respectively, and its Tier 1 Risk-Based Capital Ratio was 15.9% and 12.9%, respectively.

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

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant.   The Bank’s Leverage Capital Ratio was 10.2% as of December 31, 2010 and 9.6% at December 31, 2009.  See also Note P to the Consolidated Financial Statements for additional information regarding regulatory capital.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a landmark financial reform bill that significantly changes the current bank regulatory structure and affects the lending, investment, trading and operating activities of financial institutions and their holding companies. Among other things, the Dodd-Frank Act dramatically impacts the rules governing the provision of consumer financial products and services. The new law includes, among other things, the following:

•
The Dodd-Frank Act establishes a new Financial Stability Oversight Counsel to monitor systemic financial risks.  The Board of Governors of the Federal Reserve are given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant non-bank financial companies to limit the risk they might pose for the economy and to other large interconnected companies.  The Dodd-Frank Act also grants to the Treasury Department, FDIC and the FRB broad new powers to seize, close and wind-down “too big to fail” financial institutions (including non-bank institutions) in an orderly fashion.

•
The Dodd-Frank Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws. It will also be in charge of setting appropriate consumer banking fees and caps.  The Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets, like the Bank, will continue to be examined by their applicable bank regulators.

•
The Dodd-Frank Act restricts the amount of trust preferred securities (“TPS”) that may be considered Tier 1 Capital.  For depository institution holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. However going forward, TPS will be disallowed as Tier 1 capital. Since the Company had less than $15 billion in assets, under the Dodd-Frank Act, the Company will be able to continue to include its existing TPS in Tier 1 capital to the extent permitted by FRB guidelines.

•
The Dodd-Frank Act effects changes in the FDIC assessment base with stricter oversight. A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. The minimum reserve ratio is to be increased from 1.15 percent to 1.35 percent; however, financial institutions with assets of less than $10 billion like the Bank are to be exempt from the cost of the increase. FDIC insurance coverage is made permanent at the $250,000 level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for non-interest-bearing demand deposits, which coverage will continue until December 31, 2012.

•
Under the Dodd-Frank Act, the Comptroller of the Currency’s ability to preempt state consumer protection laws was made more difficult by raising the applicable preemption standards and state attorneys general are granted greater authority to enforce state consumer protection laws against national banks and their operating subsidiaries.

•
The Dodd-Frank Act adopts the so-called “Volcker rule,” which, subject to certain exceptions, prohibits any banking entity from engaging in proprietary trading, or sponsoring or investing in a hedge fund or private equity fund.

The Company is currently evaluating the potential impact the Dodd-Frank Act will have on its business, financial condition, results of operations and prospects and expects that some provisions of the Dodd-Frank Act may have adverse effects on the Company, such as the cost of complying with the numerous new regulations and reporting requirements mandated by the Dodd-Frank Act. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the financial services industry more generally. Provisions in the legislation that affect deposit insurance assessments, and payment of interest on demand deposits could increase the costs associated with deposits.

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA.  Under the EESA, the Treasury Department was given the authority, among other authorizations, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”).  The purpose of the TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other.

Pursuant to the EESA, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below).

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

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company is currently participating in the transaction account guarantee program. This program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act has extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions are required to participate in this extended guarantee program. For non-interest bearing transaction deposit accounts, a 10 basis point annual FDIC insurance premium surcharge was applied to deposit amounts in excess of $250,000 through December 31, 2009, and a risk-based surcharge of between 15 and 25 basis points was applied beginning January 1, 2010.

Deposit Insurance

 The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act.  However, financial institutions like the Bank with assets of less than $10 billion are required to be exempt from the cost of this increase, and the FDIC plans further rulemaking in 2011 regarding the method that will be used to reach the requisite 1.35% minimum reserve ratio while offsetting the effect of required increases on such smaller institutions.  In addition, because of lower expected losses over the next five years and the additional time provided by Dodd-Frank to meet the minimum DRR, the FDIC eliminated the uniform 3 basis point increase in assessment rates that was previously scheduled to go into effect on January 1, 2011.  Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund.  The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

Furthermore, the FDIC redefined its deposit insurance premium from an institution’s total domestic deposits to an institution’s total assets less tangible equity, effective in the second quarter of 2011.  The changes to the assessment base necessitated changes to assessment rates, which will become effective April 1, 2011.  While revised assessment rates will be lower than current rates, the assessment base will be larger, and the expectation is that approximately the same amount of assessment revenue will be collected by the FDIC as under the current structure.

To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.

In addition to DIF assessments, banks must pay quarterly assessments in an amount which fluctuates but is currently 1.02 basis points of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective on October 3, 2008. The Dodd-Frank Act made permanent the increase to $250,000 in the deposit insurance limit.  As of December 31, 2010, the Bank had approximately $15.7 million in non-interest bearing accounts exceeding $250,000.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act activities.  The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The Community Reinvestment Act further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its Community Reinvestment Act obligations, the regulators utilize a performance-based evaluation system which bases Community Reinvestment Act ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of Community Reinvestment Act performance, the agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received an “outstanding” rating in its last completed Community Reinvestment Act examination in 2010.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act”, which became effective in 2000, imposed new requirements on financial institutions with respect to consumer privacy.  The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information.  Bancorp and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

In November 2009, the Board of Governors of the Federal Reserve System promulgated a rule entitled “Electronic Fund Transfers”, with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010.  The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions.  The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.  The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.  Since none of the Company’s service charges on deposits are in the form of overdraft fees on ATM or point-of-sale transactions, compliance with this rule did not have an adverse impact on our non-interest income.

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

The changes effected by the Riegle-Neal Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions may directly or indirectly enter the Bank’s market areas.  It appears that the Riegle-Neal Act has contributed to the accelerated consolidation of the banking industry, with many large out-of-state banks having entered the California market as a result of this legislation.

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

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging.  The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.  Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

The Patriot Act also requires all financial institutions to establish anti-money-laundering programs.  To fulfill the anti-money laundering requirements of the Patriot Act, the Bank intensified its due diligence procedures concerning the opening of new accounts and implemented new systems and procedures (including a risk management process) to identify suspicious activity.  Any such suspicious activity is reported to the Financial Crimes Enforcement Network.

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

•
a requirement that the company’s independent accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (the recently enacted Dodd-Frank Act exempts smaller reporting companies like Mission Community Bancorp from this requirement);

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

Commercial Real Estate Lending and Concentrations

In December 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (“the Guidance”).  The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

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

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans, although that concentration has been reduced in recent years.  The Company and its board of directors have discussed the Guidance and believe that Mission Community Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations adequately address the Guidance. See Loan Concentrations in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of Part II of this report.

Allowance for Loan and Lease Losses

In December 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revised and replaced the banking agencies’ 1993 policy statement on the ALLL.  The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance.  The revised statement also extended the applicability of the policy to credit unions.  Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates. The Bank, under inter-company arrangements, charges Bancorp and MAM for management, staff, and/or services.  For 2010, the Bank charged Bancorp a total of $180,000 for services performed on its behalf by Bank employees.

Employees

As of December 31, 2010 the Company had a total of 64 employees (63 full-time equivalent employees).  Two of those employees are employed by Bancorp, two by MAM and 60 by the Bank.  MCDC has no salaried employees.

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

Reports filed with the SEC by the Company may also be viewed via the Company’s Internet site (www.missioncommunitybank.com) on the “About Us / Investor Information” page.

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

From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U. S. was greatly reduced.   The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of these financial and economic crises, many lending institutions, including the Company, have experienced declines in the performance of their loans.  Total nonperforming loans, including troubled debt restructurings, increased to $12.0 million as of December 31, 2010, from $6.7 million as of December 31, 2009, and $4.5 million as of December 31, 2008.  This represents 10.32%, 4.93%, and 2.93%, respectively, of total loans.  Total nonperforming loans, net of SBA guarantees, were $10.2 million as of December 31, 2010, as compared with $5.6 million as of December 31, 2009, and $3.1 million as of December 31, 2008.

Although economic conditions have begun to improve in California and nationally, certain sectors, such as real estate, remain weak and unemployment remains high.  The state government, most local governments, and many businesses are still in serious difficulty due to lower consumer spending and the lack of liquidity in the credit markets.  In addition, the values of the real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline.  Continued negative market developments also may continue to adversely affect consumer confidence levels and payment patterns, which could cause delinquencies and default rates to continue at high levels.

If business and economic conditions do not improve generally or in the principal markets in which we do business, the prolonged economic weakness could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services we offer;
•	a decrease in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to overall reductions in the accounts of customers;
•	an impairment of our investment securities; and
•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for loan and lease losses, which would reduce our earnings.

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to the current downturn in the California real estate market and other variables impacting the value of real estate

A substantial portion of the Bank’s assets consist of real estate-secured loans (including construction loans) which are generally secured by real estate in the Central Coast of California.  At December 31, 2010, approximately $96 million or 80% of the Bank’s loans were real estate and construction loans, as compared to December 31, 2009, when approximately $109 million or 80% of its loans were real estate and construction loans. A prolonged and deepening of the current real estate contraction in the Central Coast of California could increase the level of non-performing assets and adversely affect results of operations. From 2008 through 2010, the real estate market in the Central Coast of California deteriorated significantly, as evidenced by declining prices, reduced transaction volume, decreased rents and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans.  The Company had nonperforming commercial real estate and construction loans of $8.1 million and $2.6 million, respectively, as of December 31 2010, compared to $2.7 million and $2.0 million respectively, as of December 31, 2009.  If this real estate trend in the Company’s market areas continues to decline, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material impact on the Company’s financial condition and results of operations.

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

Our provision for loan losses and net loan charge-offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2010, we recorded a provision for loan losses of $5.8 million after net loan charge-offs of $8.1 million, compared to $5.1 million and $3.5 million, respectively, for the same periods in 2009.  We have experienced elevated levels of loan delinquencies and credit losses.  At December 31, 2010, our total non-performing assets, including foreclosed real estate, had increased to $15.1 million compared to $8.4 million at December 31, 2009.   Although the large provisions for loan losses in the year ended December 31, 2010 were made for the purpose of restoring our allowance for loan and lease losses to an appropriate level following a write-down of certain loans classified as “held for-sale” to their fair values; the levels of loan delinquencies and credit losses were also contributing factors.  If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we would continue to experience higher than normal delinquencies and credit losses, and if the recession is prolonged, we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

Our allowance for loan and lease losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans.  The underwriting and credit monitoring policies and procedures that we have adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Unexpected losses may arise from a wide variety or specific or systematic factors, many of which are beyond our ability to predict, influence, or control.

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan defaults and non-performance.  The allowance is funded from a provision for loan losses which is a charge to our statement of operations.  Our allowance for loan and lease losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows.  The allowance for loan and lease losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date.  Our allowance for loan and lease losses is based on historical experience, as well as an evaluation of known risks in the current portfolio, composition and growth of the loan portfolio and economic factors.  The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

The process we use to estimate losses inherent in our credit exposure requires difficult subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning current economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the sufficiency and adequacy of the allowance for loan and lease losses.

While we believe that our allowance for loan and lease losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that our regulators will not require us to increase this allowance in future periods.  Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

Our use of appraisals in deciding whether to make a loan on, or secured by, real property does not ensure the value of the real property collateral

In considering whether to make a loan secured by real property, we require a recent appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisal.  If the appraisal does not reflect the amount adequate to cover the indebtedness in the event of sale or foreclosure, the loan may not be granted. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease.  As a result of any of these factors, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the outstanding balance of the loan.

All of our lending involves underwriting risks, especially in a competitive lending market

At December 31, 2010, commercial real estate loans (excluding residential and farmland) and construction loans represented 63% of the Company’s total loan portfolio.  Real estate lending involves risk associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties.  Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates.  The Company’s dependence on commercial real estate loans increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.  The Company seeks to reduce risk of loss through underwriting and monitoring procedures.

If a significant number of customers fail to perform under their loans, the Company’s business, profitability, and financial condition would be adversely affected

As a lender, the largest risk is the possibility that a significant number of client borrowers will fail to pay their loans when due.  If borrower defaults cause losses in excess of the allowance for loan and lease losses, it could have an adverse effect on the Bank’s business, profitability, and financial condition.  A regular evaluation process designed to determine the adequacy of the allowance for loan and lease losses is in place.  Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent upon experience and judgment.  Although management believes that the allowance for loan and lease losses is at a level adequate to absorb any inherent losses in the loan portfolio, there is no assurance that there will not be further increases to the allowance for loan and lease losses or that the regulators will not require an increase to this allowance.

The Bank’s earnings are subject to interest rate risks, especially if rates continue to decline

Traditionally, the major portion of the Bank’s net income comes from the interest rate spread, which is the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in the investment portfolio.  Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment.  Fluctuations in interest rates affect the demand of customers for products and services.  The Bank is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis from interest-earning assets.  Given the current volume and mix of interest-bearing liabilities and interest earning assets, the interest rate spread can be expected to decrease when market interest rates are rising, and to increase when market interest rates are declining, i.e., the Bank is slightly “liability sensitive.”  Although management believes our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the interest rate spread.  Any material decline in the interest rate spread would have a material adverse effect on the Bank’s business and profitability.

The Bank has specific risks associated with Small Business Administration Loans

The Bank originated $4.9 million and $8.5 million in SBA loans in 2010 and 2009, respectively, of which $4.8 million and $5.8 million, respectively, was funded.  The Bank intends to increase its SBA loan origination in the future.  The Bank recognized $430,000 and $379,000, respectively, in 2010 and 2009 in gains recognized on secondary market sales of SBA loans.  The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans.  The federal government presently guarantees from 50% to 90% of the principal amount of each qualifying SBA loan, with most loans receiving a guarantee of at least 75%.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level.  Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA.  It is also possible that the federal government could reduce the amount of loans that it guarantees.  We believe that the SBA loan portfolio does not involve more than a normal risk of collectability.

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

If we are not successful in carrying out the new aspects of our business plan our profitability will be adversely affected

We have implemented a strategy to grow our general commercial banking activities and have implemented new initiatives in this regard, including increased emphasis on our business banking, agribusiness lending and business development activities, and we anticipate a branch expansion at our new South Higuera facility in San Luis Obispo.  If we are not successful in implementing any or all of these new aspects of our business plan, this would have a negative impact on our earnings.

Due to the possible loss of our status as a Community Development Financial Institution, we may lose our ability to obtain grants and awards as a CDFI like those we have received in the past.

Although our primary focus is as a community bank engaged in the general commercial banking business, we also engage in community development activities and a portion of our community development business has historically been augmented by our status as a Community Development Financial Institution (“CDFI”).  CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to the communities.  Since 2001, we have received an aggregate of $3.4 million in grants made possible due to our status as a CDFI.

As a result of the change in control which occurred in the second quarter of 2010, pursuant to which our principal shareholder increased its percentage ownership in Mission Community Bancorp from 24.7% to more than 75%, the top tier holding company for Mission Community Bancorp does not meet the criteria under the defining Act for a CDFI and, therefore, each of Mission Community Bancorp and Mission Community Bank may lose its status as a Community Development Financial Institution.  In addition to losing the benefits of CDFI status, including the ability to attract awards and grants, if Mission Community Bancorp loses its CDFI status, it may be required to redeem its Series A and Series C preferred stock that were issued to the Community Development Financial Institutions Fund.  The funds required to redeem this preferred stock would be approximately $1.0 million.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods.  For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.

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

If the Bank fails to retain its key employees, its growth and profitability could be adversely affected

Our future success depends in large part upon the continuing contributions of our key management personnel.  If we lose the services of one or more key employees within a short period of time, we could be adversely affected.  Competition for such employees among financial institutions in California is intense.  Due to the lack of an experienced candidate pool in the San Luis Obispo area for the types of personnel we need to operate the Bank, we may be unable to quickly recruit new candidates to fill the positions of key personnel which we are unable to retain.  Qualified employees demand competitive salaries which we may not be able to offer.  Also, the Company is a recipient of capital funding through the Treasury’s Troubled Asset Relief Program (“TARP”), and the American Recovery and Reinvestment Act of 2009 places significant constraints on executive compensation paid by recipients of TARP funds.  Any inability to attract and retain additional key personnel in the future could adversely affect us.  We can provide no assurance that we will be able to retain any of our key officers and employees or attract and retain qualified personnel in the future.  However, we have entered into employment agreements with James Lokey, the Company’s Chief Executive Officer, which continues through June 30, 2013, with Anita Robinson, the Company’s President and the Chief Executive Officer of the Bank and MAM, which continues until December 31, 2012, and with Brooks W. Wise, Executive Vice President of the Company and President of the Bank, which continues until April 1, 2011.

The Company may be unable to manage future growth

We may encounter problems in managing our future planned growth.  In December 2008 we opened an additional “de novo” branch in Santa Maria, California.  We may open other branches and loan production offices in the future, including a planned full-service branch at 3380 S. Higuera Street in San Luis Obispo that is expected to open in April 2011.  In addition, we intend to investigate opportunities to acquire other financial institutions that would complement our existing business, as such opportunities may arise.  No assurance can be provided, however, that we will be able to identify additional locations to open additional branches or to identify a suitable acquisition target or consummate any such acquisition.  Further, our ability to manage growth will depend primarily on our ability to attract and retain qualified personnel, monitor operations, maintain earnings and control costs.  Any failure by us to accomplish these goals could result in interruptions in our business plans and could also adversely affect current operations.

The Bank’s larger funding sources could strain the Bank’s liquidity resources if a substantial amount is withdrawn in a short period of time

The Bank has a mix of deposits which includes 11 customers with deposits of $1 million or more totaling $52.8 million, approximately $32.4 million of which has been placed into the CDARS program.  If a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”) were reduced, and the Bank is unable to develop alternate funding sources, the Bank may have difficulty funding loans or meeting deposit withdrawal requirements.

Recently enacted legislation and the Company’s participation in the TARP Capital Purchase Program may increase costs and limit the Company’s ability to pursue business opportunities.

The Emergency Economic Stabilization Act of 2008 (the “EESA”), as augmented by the American Recovery and Reinvestment Act of 2009, commonly referred to as the “Stimulus Bill”, was intended to stabilize and provide liquidity to the U.S. financial markets.  Though EESA, the Stimulus Bill and other emergency measures had the desired effect of providing liquidity and stabilizing the financial markets, it is impossible to predict what longer-term impacts this legislation, the related regulations and other governmental programs will have on such markets.  A continuation or worsening of current financial market conditions could adversely affect the Company’s business, financial condition and results of operations.  The programs established or to be established under the EESA and TARP have resulted in increased regulation of TARP Capital Purchase Program participants like the Company and may result in increased regulation of the industry in general.  Specifically, so long as shares of the Company’s Series D Preferred Stock issued as part of the TARP Capital Purchase Program remain outstanding, the Company man not declare or pay any dividends on its common stock, or repurchase or redeem any of its common stock, unless all accrued and unpaid dividends on the Series D Preferred Stock are fully paid.  In addition, the Company must comply with the U.S. Treasury’s standards for executive compensation, and severance payments to our senior executive officers.  Compliance with such regulations may increase the Company’s costs and limit its ability to pursue business opportunities.

The Company’s participation in the TARP Capital Purchase Program may adversely affect the value of the Company’s common stock and the rights of the Company’s common shareholders.

The terms of the preferred stock the Company issued under the Treasury’s Capital Purchase Program could reduce investment returns to the Company’s common shareholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Company is prohibited from increasing the Company’s common stock dividends for the first three years while the Treasury holds the preferred stock, which stock was acquired by the U.S. Treasury in January 2009.

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

Finally, the Company is prohibited from paying dividends on its common stock and other series of preferred stock unless the Company has fully paid all required dividends on the preferred stock issued to the Treasury.  If for any reason the Company is unable to pay all required dividends on the TARP preferred stock, then the Company would be precluded from paying dividends on its common stock and other series of preferred stock.

The Company’s expenses have increased as a result of increases in FDIC insurance premiums.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of insured deposits at any time that the reserve ratio falls below 1.35%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the Deposit Insurance Fund’s reserve balance, which has been in a negative position since the end of 2009, and the FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum.  As noted above under “Regulation and Supervision—Deposit Insurance,” the FDIC has implemented a restoration plan that adopts a new assessment base and establishes new assessment rates starting with the second quarter of 2011.  The FDIC also imposed a special assessment in 2009 and required most depository institutions to prepay three years of FDIC insurance premiums at the end of 2009.  The prepayments were designed to help address the liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. Although we do not anticipate any increases in the Bank’s assessment rates in the near future, and in fact believe that our assessments may go down in the near term, should there be any further significant premium increases or special assessments in the future, this could have a material adverse effect on our financial condition and results of operations.

If the Bank cannot attract deposits, the Company’s growth may be inhibited.

The Bank’s ability to increase its assets in the long-term depends in large part on its ability to attract additional deposits at competitive rates.  The Bank intends to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers.  We cannot provide assurance that these efforts will be successful.  Any inability to attract additional deposits at competitive rates could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to the Company’s business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material adverse effect on our liquidity.  Access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to acquire deposits or borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, such as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients.   We do not yet know what interest rates other institutions may offer.  Our interest expense will increase and our net interest margin will decrease if we begin offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to those properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to contamination emanating from the property.  If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows may be materially and adversely affected.

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

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s Downtown San Luis Obispo branch office is located.  For its administration offices, the Bank had been leasing, until December 2009, approximately 2,950 square feet at 569 Higuera St. in San Luis Obispo at a cost of $6,328 per month.  The leases expire on June 30, 2011.  A reserve has been set aside to either buy out the remainder of the lease or to apply to remaining lease payments.  Management has been negotiating with the landlord on the termination of these leases.  The administration office was located next to the Bank’s main branch office.

In October 2007, the Bank executed a 15-year build-to-suit triple-net lease for a full-service branch and administrative office at South Higuera Street and Prado Road (3380 S. Higuera Street) in San Luis Obispo, California.  The Bank moved its Administrative and Business Banking Center employees into this new facility in December 2009.  It is anticipated that Bank will open a full-service branch at this location in April 2011.  Currently the lease provides for lease payments of $39,139 per month.  The lease provides for two five-year renewal options.

The Bank also leases a branch office at 1226 Park Street, Paso Robles, California, at a cost of $6,085 per month.  The lease expires on July 31, 2013.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,605 per month.  The lease expired in December 2010 and was renewed for a two-year period.

In March 2008, the Bank entered into a 5-year lease for an office building at 1670 South Broadway in Santa Maria, California, where the Bank opened a full-service branch office in December 2008.  The current rental cost is $9,028 per month.  The lease provides for two 5-year renewal options.  An option to purchase the property for a specified amount during the last two months of 2010 was not exercised.

The Bank’s Business Banking Center facility at 3440 and 3480 S. Higuera Street, San Luis Obispo, was leased for a five-year period at a cost of $6,925 per month.  The lease expired on December 31, 2009 and the Bank vacated the premises, moving the Business Banking Center’s operations to the new main office at 3380 S. Higuera Street.

In March 2011, the Bank entered into a three-year lease for an office suite in Oxnard, California, at an initial rate of $3,081 per month.  This space will be occupied by the Bank’s new Food and Agribusiness loan production office.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank was planning to build a new branch office to replace the existing leased branch office in Paso Robles.  An adjacent parcel was purchased in 2006.  The property is carried as other real estate owned in the consolidated balance sheet.   Management and the Board of Directors are evaluating the future plan for this site, which is either to sell or plan for a future branch office.

For the years ended December 31, 2010 and 2009, the Bank’s total occupancy costs were approximately $1,270,000 and $1,002,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note E to the Consolidated Financial Statements contains additional information about properties.

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

Market Information

The Company’s common stock is not listed on any exchange or market though it has traded infrequently in the over-the-counter market under the symbol “MISS.”  Howe Barnes, Wedbush Morgan Securities, and Hudson Securities, Inc. make a market in the Company’s Common Stock.  Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by the OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2009	1st Quarter	$6.00	$10.05
	2nd Quarter	7.30	9.00
	3rd Quarter	7.30	7.45
	4th Quarter	5.50	7.45
2010	1st Quarter	3.60	5.05
	2nd Quarter	3.95	5.00
	3rd Quarter	3.00	5.00
	4th Quarter	3.00	4.45

Holders

As of March 25, 2011, there were 319 holders of record of Bancorp’s Common Stock.

Dividends

The Company’s shareholders are entitled to receive dividends, when and as declared by its Board of Directors, out of funds legally available for dividends, subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”).  The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution.  It also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1.25 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1.25 times its current liabilities.

The availability of operating funds for Mission Community Bancorp and its ability to pay a cash dividend depends largely on the ability the Bank and Mission Asset Management, Inc. to pay a cash dividend to Bancorp.  The payment of cash dividends by Mission Asset Management, Inc. is subject to the provisions of the California General Corporation Law as set forth above.  The payment of cash dividends by the Bank is subject to certain restrictions.  In general, dividends may not be paid from any of the Bank’s capital or surplus.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a California state bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of the bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding full year in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  Regulatory approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

 Further, the bank regulatory agencies have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction.  Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or the Company may pay.

Furthermore, bank regulators also have authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice.  Due to the Company’s and the Bank’s net losses from 2008 through 2010, the Company’s and the Bank’s regulators have required that the Company and the Bank obtain approval in advance prior to the payment of any dividends, even though each remains well capitalized.

Quarterly dividends totaling $255,800 were paid on the Company’s Series D (TARP) preferred stock in 2010 and Series D dividends totaling $217,430 were paid in 2009.  No dividends were declared or paid on the Company’s common or Series A through C preferred stock in 2009 or 2010.

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

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the Treasury Department a total of 5,116 shares of a new Series D Preferred Stock having a liquidation preference of $1,000 per share.  This transaction was a part of the TARP Capital Purchase Program.  The Series D Preferred pays cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter.  Until January 1, 2012, the consent of the Treasury Department will be required for the Company to issue dividends on the Company’s common stock.  Further, if the Company should miss six quarterly dividend payments due on the Series D Preferred Stock, whether or not consecutive, the holders of the Series D Preferred Stock (currently the U.S. Treasury) would have the right to elect two directors to the Company’s Board of Directors.  The Company has applied for an additional issuance of preferred stock as part of the U.S. Treasury’s recently created Small Business Lending Fund program.  The Company’s application is currently pending and subject to receipt of all required regulatory approvals.  See “Item 1—description of Business—Recent Developments.”

Equity Compensation Plans

The following table shows, as of December 31, 2010, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plans, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plan
Equity compensation plans approved by security holders	183,432	$10.39	60,408

Equity compensation plans not approved by security holders	-	-	-

Total	183,432	$10.39	60,408

See Note J to the consolidated financial statements for a discussion of the Company’s Stock Option Plans.

Report of Offering of Securities and Use of Proceeds Therefrom

In an unregistered sale of equity securities, Bancorp sold on April 27, 2010, to Carpenter Community BankFund, L.P., Carpenter Community BanFund-A, L.P. and Carpenter Community BankFund-CA, L.P. (collectively, the “Investment Funds”) 2,000,000 shares of its authorized but unissued common stock and warrants to purchase 2,000,000 shares of its common stock at an exercise price of $5.00 per share in an initial closing pursuant to a Securities Purchase Agreement dated December 22, 2009, as amended, (“the Securities Purchase Agreement”) by and between Bancorp and Carpenter Fund Manager GP, LLC (“the Manager”) on behalf of and as general partner of the Investment Funds.  The securities were purchased for an aggregate purchase price of $10 million or $5.00 per unit of one share of common stock and one warrant.

On June 15, 2010 Bancorp sold an additional 3,000,000 shares of its authorized but unissued common stock and five-year warrants to purchase 3,000,000 shares of its common stock to the Investment Funds at an exercise price of $5.00 per share pursuant to the Securities Purchase Agreement at a price of $5.00 per unit of one share of common stock and one warrant or an aggregate purchase price of $15 million.

There were no underwriting discounts or commissions paid with respect to the sales pursuant to the Securities Purchase Agreement.  Each of those sales above was made pursuant to an exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated pursuant thereto, as a privately negotiated transaction not involving a public offering.

The Company used a substantial majority of the proceeds from sales of securities pursuant to the Securities Purchase agreement to enable a newly-formed wholly owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

Prior to April 27, 2010, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Immediately following the sales of securities pursuant to the Securities Purchase Agreement, the Manager was the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants) or 84.0% of the issued and outstanding shares.

The Securities Purchase Agreement provided that the Company would conduct a Rights Offering (“the Rights Offering”) to its existing shareholders, pursuant to which each shareholder would be offered the right to purchase additional shares of common stock, paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  Bancorp filed a registration statement with the Securities and Exchange Commission for the offer and sale of the rights, shares of common stock and common stock purchase warrants, on August 31, 2010.  The Rights Offering commenced on October 8, 2010, and closed on December 15, 2010.  Rights to purchase an aggregate of 748,672 shares of common stock and five-year warrants to purchase an additional 748,672 shares of common stock were exercised in the Rights Offering for gross proceeds to Bancorp of $3,743,360.  The proceeds from the Rights Offering were used to provide additional working capital for Bancorp.  Following the closing of the Rights Offering, the Manager is the beneficial owner of 75.2% of the issued and outstanding common shares.

Item 6.                            Selected Financial Data
The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the three years ended December 31, 2010, 2009 and 2008. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-K.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,

In thousands, except share and per share data	2010	2009	2008
Interest income	$8,882	$10,283	$11,073
Interest expense	1,991	3,877	4,830
Net interest income	6,891	6,406	6,243
Provision for loan losses	5,800	5,056	4,245
Non-interest income	1,711	833	346
Non-interest expense	9,486	8,275	7,121
Loss before income taxes	(6,684)	(6,092)	(4,777)
Income tax expense (benefit)	-	835	(929)
Net loss	$(6,684)	$(6,927)	$(3,848)
Net loss allocable to common stock	$(6,754)	$(6,557)	$(3,465)

Balance Sheet Data at End of Year
Assets	$217,801	$193,105	$215,490
Earning assets	206,015	183,548	199,880
Total loans	120,225	136,410	153,311
Deposits	173,240	163,770	144,804
Total shareholders' equity	39,143	18,638	20,517
Preferred equity	5,684	6,227	1,686
Common equity	33,459	12,411	18,831
Number of common shares outstanding	7,094,274	1,345,602	1,345,602
Average Balance Sheet Data
Assets	$204,864	$217,268	$190,792
Earning assets	193,067	207,865	181,232
Loans	128,666	148,636	142,342
Deposits	164,956	159,866	130,841
Shareholders' equity	30,916	24,791	18,451
Per Common Share Data
Basic loss per share	$(1.54)	$(4.87)	$(3.18)
Diluted loss per share	(1.54)	(4.87)	(3.18)
Average number of common shares outstanding - basic	7,094,274	1,345,602	1,090,569
Average number of common shares outstanding - diluted	7,094,274	1,345,602	1,090,569
Book value per common share	$4.72	$9.22	$13.99
Cash dividends declared	-	-	-
Performance Ratios
Return (loss) on average assets	(3.26)%	(3.19)%	(2.02)%
Return (loss) on average shareholders' equity	(21.62)%	(27.94)%	(20.86)%
Average equity to average assets	15.09%	11.41%	9.67%
Efficiency ratio	117.04%	118.35%	108.07%
Leverage ratio	19.37%	10.06%	10.31%
Net interest margin	3.64%	3.15%	3.53%
Non-interest revenue to total revenue	19.89%	11.51%	5.25%
Asset Quality
Non-performing assets	$15,141	$8,363	$4,580
Allowance for loan losses	3,198	5,537	3,942
Net charge-offs	8,139	3,461	1,453
Non-performing assets to total assets	6.95%	4.33%	2.13%
Allowance for loan losses to loans	2.66%	4.06%	2.57%
Net charge-offs to average loans	6.33%	2.33%	1.02%

Item 7.  Management’s Discussion and Analysis

Executive Summary

The Company incurred a net loss of $(6.7) million for 2010, as compared to a net loss of $(6.9) million in 2009.  Although a pre-tax loss was incurred in 2009, income tax expense of $835 thousand was recognized, resulting from an increased valuation allowance for deferred tax assets.  No income tax benefit was recognized in 2010, as the valuation allowance for deferred tax assets was increased such that a 100% valuation allowance was maintained.

As the recession that began in 2007 continued into 2009, demand for quality loans declined and total assets decreased to $193.1 million at December 31, 2009, a 10.4% decline from December 31, 2008.  As of December 31, 2010, total assets had increased to $217.8 million—a 12.8% increase from year-end 2009.  Loan balances in 2010 continued the decline begun in 2009, yet deposit growth was strong in both 2009 and 2010.  Deposits increased $19.0 million, or 13.1%, in 2009, and another $9.5 million, or 5.8%, in 2010.  With the deposit growth and contraction in loan balances, borrowed funds were reduced by $39.7 million in 2009 and by another $5.7 million in 2010.  Total earning assets (including securities and interest-bearing deposits in other banks) decreased by $22.6 million in 2009, and then increased by another $18.9 million in 2010.  This restructuring of the balance sheet has substantially strengthened the Company’s liquidity position over the past two years.

On a per share basis, the Company’s net loss for the year ended December 31, 2010, was $(1.54) per diluted share.  This compares with a net loss of $(4.87) per diluted share in 2009.

The following are the major factors impacting the Company’s results of operations and financial condition over the past two years.
•
A high level of provision for loan losses.  Real estate conditions weakened as the overall economy contracted during the first year of the Great Recession.  As the real estate contraction became more prolonged in 2009 and 2010, more of our borrowers were unable to weather the storm.  We charged off $1.8 million of construction and land development loans and $0.9 million of commercial and residential real estate loans in 2009.  Net charge-offs totaled $3.5 million in 2009, up from $1.5 million in 2008.  We had set aside additional reserves in 2008 that covered the 2009 charge-offs, but by year-end 2009 we had increased the allowance for loan and lease losses to $5.1 million—approximately $1.6 million higher than at the end of 2008.  In 2010, the provision for loan and lease losses increased to $5.8 million, although $5.25 million of that amount was directly related to a reclassification of certain loans to “held for sale,” as discussed below.

•
A reclassification of certain loans to “held for sale.”  In order to allow for an orderly workout of some of the Bank’s larger classified loans, the Bank in mid-year 2010 reclassified $22.2 million of those loans to held for sale.  Those loans, along with all of the Bank’s OREO properties, were then sold by the Bank to the Company’s new Mission Asset Management, Inc. subsidiary.  Generally accepted accounting principles require that loans held for sale be carried at the lower of amortized cost or fair value.  Therefore, in conjunction with the reclassification, the Bank wrote down the value of those loans by $5.488 million, through charge-offs to the allowance for loan and lease losses.  The loan charge-offs did not directly affect net income but $5.250 million in loan loss provision was required to replenish the allowance for loan and lease losses to the appropriate level following the substantial level of charge-offs as a result of the reclassification to held for sale.  Excluding the loan loss provision related to this reclassification, the 2010 provision for loan losses would have been $550 thousand.

•
An increase in non-performing assets.  Even as portions of the economy began to recover in 2009 and 2010, real estate related segments of the economy remained in recessionary territory, further stressing our loan portfolio.  Non-performing loans, including troubled debt restructurings, increased in 2009 to $6.7 million, up from $4.5 million at the end of 2008.  By December 31, 2010, non-performing loans had increased to $12.0 million.  Foreclosed real estate increased from $83 thousand at the end of 2008 to $1.6 million as of December 31, 2009, and $3.1 million at the end of 2010.

•
A changing net interest margin.  The net interest margin for 2009 was 3.15%, down 0.38 percentage points from 2008.  For 2010, the margin recovered to 3.66%, an increase of 0.51 percentage points from 2009.  Short-term interest rates dropped 4 full percentage points in 2008 and remained at that low level throughout 2009 and 2010.  The steep rate drop in 2008 put downward pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  As reductions in deposit rates eventually caught up with the drop in loan rates, and high-cost borrowed funds were repaid, the margin began a steady improvement in April 2009, which continued until April 2010.  By mid-year 2010, an increase in non-accrual loans and a much more liquid balance sheet put more downward pressure on the margin.

•
We increased our valuation allowance for deferred tax assets.  The valuation allowance ($7.4 million in 2010 and $4.6 million in 2009) was established because the Company’s cumulative net operating losses exceed its ability to fully recognize deferred tax assets by carrying the losses back to previous tax years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—as the Company returns to profitability.

•
We raised $33.9 million in additional capital ($33.5 million net of stock issuance costs) over the past two years.  In 2009 the Company issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock at $1,000 per share.  This transaction was a part of the Capital Purchase Program of the TARP.  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.  In 2010 the Company’s largest shareholder purchased an additional 5,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock for an aggregate purchase price of $25 million.  A substantial majority of the proceeds from sales of these securities was used to enable a newly-formed subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.  Subsequently, the Company conducted a Rights Offering to its other shareholders, pursuant to which each shareholder received, with respect to each share of common stock owned by the shareholder, the right to purchase 15 additional shares of common stock, each paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  Rights to purchase 748,672 shares of common stock and warrants to purchase an additional 748,672 shares of common stock were exercised in the Rights Offering for gross proceeds to Bancorp of $3,743,360.

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

The allowance for loan and lease losses represents management’s estimate of the probable credit losses that have occurred as of the date of the financial statements, as further described in Note A in the Notes to the Consolidated Financial Statements.  See also Allowance for Loan and Lease Losses below.  These reserves or accruals are reviewed by management at least quarterly.  If the latest estimate of loss (or the actual loss) differs from the accrual or reserve recorded to date, the financial impact is reflected in the period in which the estimate is revised (or the actual loss is determined).  Management believes that the allowance for loan and lease losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectability of the loans, including current economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans.  We cannot provide you with any assurance that economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur.  Such economic difficulties or other circumstances could be reflected in increased losses in our loan portfolio, which could result in actual losses that exceed reserves previously established.

Other real estate owned (“OREO”) represents properties acquired through foreclosure or physical repossession.  Write-downs to fair value at the time of transfer to OREO are charged to allowance for loan and lease losses.  Subsequent to foreclosure, management periodically evaluates the value of OREO held for sale and records a valuation allowance for any subsequent declines in fair value less selling costs.  Subsequent declines in value are charged to operations.  Fair value is based on management’s assessment of information available to the Company at the end of a reporting period and depends upon a number of factors, including economic conditions, the Company’s historical experience, and issues specific to individual properties.  Management’s evaluation of these factors involves subjective estimates and judgments that may change.

Compensation cost is recognized for all stock based awards that vest subsequent to January 1, 2006 based on the grant-date fair value of the awards.  We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes-Merton option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate.  In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

Loans designated as held for sale are carried at the lower of cost or fair market value.  The estimate of fair value is a critical accounting estimate because it is susceptible to changes in assumptions or other factors that are outside the control of management.  In addition, the assumptions used in determining the fair value of a loan held for sale may be based on a combination of observable and unobservable inputs.

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

The Company also records gains in connection with the sale of the guaranteed portion of certain SBA-guaranteed loans for which the Bank retains the right to service the loans.  Recording of such gains involves the use of estimates and assumptions related to the expected life of the loans and future cash flows from loan servicing fees.  Notes A and C in the Notes to the Consolidated Financial Statements contain additional information regarding the Company’s accounting policy for revenue recorded in connection with the sale of loans.  SBA loan servicing rights are based upon estimates and are subject to the risk of prepayments and market value fluctuation.

Income Taxes

A net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  Deferred tax assets and liabilities are established for these items as they arise.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  We have determined the need to establish a valuation allowance for deferred tax assets, based on the weight of available evidence, that it is less likely that some portion or all of the deferred tax assets may be realized.

Additionally, we review our uncertain tax positions annually.  An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  A significant amount of judgment is applied to determine both whether the tax position meets the “more likely than not” test as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized.  Differences between the position taken by management and that of taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

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

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2010 and 2009.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities), salaries and benefits of a small number of employees performing executive and administrative functions, and minimal other expenses.

The Bank operates as a traditional community bank, but has also used management’s expertise as a CDFI to provide a selection of financial services identified as “community development” activities, with a focus on financial services to under-served markets, small businesses and business professionals.  Historically, Bancorp and the Bank have received and used both grants and deposits under programs authorized by CDFI.  Due to a recent change in control, it is anticipated that the Bank and the Company will lose their respective status as CDFI’s in the near future and, accordingly, will no longer be eligible for grants and deposit programs available to CDFI’s from various government and public/private entities.  The CDFI status is dependent on management’s specialized knowledge of working with various governmental programs and requires a significant increase in reporting and documentation as compared with traditional bank activities.

MCDC provides financing and loan servicing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC provides loan servicing for several small loans owned by the San Luis Obispo County Economic Vitality Corporation.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing.  MCDC had also been servicing the San Simeon Earthquake Recovery Loan Fund (the “Earthquake Fund”), a loan pool funded by the Bank and other local banks.  By December 31, 2010, as the loans made by the Earthquake Fund had been paid off, the full amount of the participating banks’ initial investments was returned.  The consortium is considering alternative community development uses for the loan pool.

Mission Asset Management, Inc. (“MAM”) was established in 2010 to facilitate the orderly sale or resolution of the Bank’s foreclosed real estate and certain lower-quality loans.  To that end, in 2010 the Bank reclassified $22.4 million of classified loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate, were sold from the Bank to MAM at the aggregate purchase price of $17.9 million.

MCSC provides technical assistance services and training to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  During 2006, MCSC was awarded a five-year, $750,000 grant from the U.S. Small Business Administration to fund one of 99 Women’s Business Centers nationwide.  While MCSC has not engaged in any direct lending, it may provide some lending in the near future.  As of December 31, 2010, the Bank has had limited direct benefit from its association with MCSC.  See also Note M to the Consolidated Financial Statements for additional information regarding MCSC.

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

Net Interest Analysis
(Dollars in thousands)
	For the Year Ended
	December 31, 2010				December 31, 2009				December 31, 2008
	Average		Average		Average		Average		Average		Average
	Balance	Interest	Rate		Balacce	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$128,666	$7,539	5.91	% *	$148,636	$8,889	6.03	% *	$142,342	$9,598	6.80	% *
Investment securities*	48,141	1,296	2.87	% *	35,945	1,259	3.70	% *	23,966	1,122	4.99	% *
Federal funds sold	-	-	-		7,419	16	0.21%		7,314	122	1.67%
Other interest income	16,260	47	0.29%		15,865	119	0.75%		7,610	231	3.03%
Total interest-earning assets / interest income	193,067	8,882	4.68%		207,865	10,283	5.02%		181,232	11,073	6.19%
Non-interest-earning assets:
Allowance for loan losses	(4,253)				(3,635)				(2,118)
Cash and due from banks	3,251				2,720				2,987
Premises and equipment	3,318				2,833				3,529
Other assets	9,481				7,485				5,162
Total assets	$204,864				$217,268				$190,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$18,353	135	0.73%		$12,594	145	1.15%		$17,187	361	2.10%
Savings and Money Market deposit accounts	38,846	348	0.90%		30,585	370	1.21%		19,309	327	1.70%
Certificates of deposit	84,513	1,192	1.41%		93,540	2,150	2.30%		72,187	2,471	3.42%
Total interest-bearing deposits	141,712	1,675	1.18%		136,719	2,665	1.95%		108,683	3,159	2.91%
Federal Home Loan Bank advances	3,616	181	4.99%		28,161	1,096	3.89%		37,232	1,450	3.89%
Other borrowed funds	613	32	5.28%		10	-	0.61%		34	1	2.81%
Subordinated debt	3,093	103	3.34%		3,093	116	3.75%		3,093	220	7.12%
Total borrowed funds	7,322	316	4.32%		31,264	1,212	3.88%		40,359	1,671	4.14%
Total interest-bearing liabilities / interest expense	149,034	1,991	1.34%		167,983	3,877	2.31%		149,042	4,830	3.24%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,244				23,147				22,158
Other liabilities	1,670				1,347				1,141
Total liabilities	173,948				192,477				172,341
Shareholders' equity	30,916				24,791				18,451
Total liabilities and shareholders' equity	$204,864				$217,268				$190,792
Net interest-rate spread			3.34%				2.71%				2.95%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.30%				0.44%				0.58%
Net interest income / margin on earning assets		$6,891	3.64	% **		$6,406	3.15	% **		$6,243	3.53	% **

*Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents
** Net interest income as a % of earning assets
Non-accrual loans are included in the calculation of the average balances of loans; interest not accrued is excluded.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  Average interest-earning assets grew by $26.6 million in 2009 over 2008 and decreased by $15.6 million in 2010 over 2009.  All categories of interest-earning assets—both long-term and liquid assets—grew substantially in 2009, but loans contracted in 2010 (based on average balances outstanding during the year), as demand for new loans has been weak since the recession began.  Interest-bearing liabilities increased $18.9 million in 2009 as compared to 2008, and then contracted by $19.0 million in 2010.  Borrowed funds—a relatively high cost source of funds—were paid off in 2009 and 2010, as the Bank experienced strong growth in deposits and management executed on a plan to reduce non-core funding.

Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets decreased by 117 basis points (1.17%) in 2009, while the average rate paid on interest-bearing liabilities decreased by only 93 basis points, causing pressure on the net interest margin.  As a result, the net interest margin decreased 38 basis points in 2009, from 3.53% to 3.15%.  The 400-basis-point drop in the prime interest rate in 2008 put downward pressure on the margin, as competition for deposits in the local market would not permit decreases in deposit rates at the same speed or to the same degree as loan rates were falling.  As reductions in deposit rates eventually caught up with the drop in loan rates, and high-cost borrowed funds were repaid, the margin began a steady improvement in April 2009, which continued until April 2010.  By mid-year 2010, an increase in non-accrual loans and a much more liquid balance sheet put more downward pressure on the margin.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis
(In thousands)	Year Ended December 31, 2010			Year Ended December 31, 2009
	Compared to 2009			Compared to 2008
	Increase (Decrease)			Increase (Decrease)
	in interest income and expense			in interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(1,173)	$(177)	$(1,350)	$411	$(1,120)	$(709)
Investment securities	368	(331)	37	467	(330)	137
Federal funds sold	(16)	-	(16)	2	(108)	(106)
Other interest income	3	(75)	(72)	139	(251)	(112)
Total increase (decrease) in interest income	(818)	(583)	(1,401)	1,019	(1,809)	(790)

Interest-bearing liabilities:
Transaction accounts	53	(63)	(10)	(80)	(136)	(216)
Savings deposits	87	(109)	(22)	155	(112)	43
Certificates of deposit	(191)	(767)	(958)	617	(938)	(321)
Total interest-bearing deposits	(51)	(939)	(990)	692	(1,186)	(494)
FHLB advances	(1,159)	244	(915)	(353)	(1)	(354)
Other borrowed funds	29	3	32	(1)	-	(1)
Subordinated debt	-	(13)	(13)	-	(104)	(104)
Total borrowed funds	(1,130)	234	(896)	(354)	(105)	(459)
Total increase (decrease) in interest expense	(1,181)	(705)	(1,886)	338	(1,291)	(953)
Increase (decrease) in net interest income	$363	$122	$485	$681	$(518)	$163

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

For most of the time period included in the preceding tables the Bank was asset sensitive (see the Asset and Liability Management section of this discussion).  For 2009, the positive change in net interest income due to volume more than offset the negative change due to rates, as the average balance of interest-earning assets increased to a greater extent than interest-bearing liabilities over the course of the year.  The result was a $163 thousand increase in net interest income in 2009 as compared to 2008.  For 2010, a continual reduction in deposit rates, combined with a substantially lower balance of higher-cost borrowed funds led to a $485 thousand increase in net interest income as compared to 2009.  Although FHLB borrowings have been paid off over the past three years, those that remained through much of 2010 were some of the higher-cost borrowings on the Bank’s balance sheet, increasing the average rate on borrowed funds.  As of December 31, 2010, the Bank’s balance sheet has shifted to a slightly liability sensitive position.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the risk in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $5,800,000 for 2010 and $5,056,000 for 2009.

See Allowance for Loan and Lease Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan and lease losses.

Non-interest Income

Non-interest income increased $878 thousand in 2010 as compared to 2009, due to a $250 thousand increase in gains realized on the sale of securities, as well as a $519 increase in grants and awards related to the Bank’s community development activity and a $51 thousand increase in gains on the sale of SBA loans.

The Bank historically has derived a material portion of its non-interest income from the sale and servicing of SBA guaranteed loans.  Gain on sale of SBA loans increased $192 thousand in 2009 (to $379 thousand), as compared to 2008, and increased another $51 thousand (to $430 thousand) in 2010.  In accordance with new accounting standards for the sale of a portion of a loan in 2010, gains on SBA loans sold and subject to a 90-day premium refund obligation have been deferred for that 90-day period.  Once the premium refund obligation has elapsed the transaction is recorded as a sale and the resulting gain on sale is recorded.  In February 2011, the SBA eliminated the refund obligation period, so the bank will not be required to defer gain recognition for SBA loan sales after February 15, 2011.

Loan servicing fees (net of amortization) increased $42 thousand in 2009 (to $114 thousand) and increased another $21 thousand (to $134 thousand) in 2010.

For both 2010 and 2009, non-interest income included one negative item: write-downs on fixed assets and other real estate.  In 2009, write-downs on other real estate (both foreclosed properties and property that had been held for a future branch site) totaled $472 thousand.  An additional $2 thousand write-down was taken on abandonment of leasehold improvements in 2009.  In 2010, write-downs on other real estate totaled $460 thousand.

Non-interest Expense

Non-interest expense increased in 2010 by $1.211 million, or 15%.

Non-interest expenses that had material changes from 2009 to 2010 were:
•
Salary and benefits increased by $218 thousand, or 6%.  Actual outlays and accruals for salaries and benefits increased by only $136 thousand from 2009 to 2010.  However, salary and benefit costs deferred as loan origination costs in accordance with ASC 310-20 (an offset to salaries and benefits) were $82 thousand less in 2010 as compared to 2009.  Loan origination costs deferred under ASC 310-20 are amortized against interest income on loans over the life of the loans.

•
Occupancy expense increased by $267 thousand, or 27%, primarily due to lease costs and amortization of tenant improvements associated with the Bank’s new main office at South Higuera Street and Prado Road in San Luis Obispo.

•
Professional fees—including legal, accounting, internal audit, loan review and other consultants—were up $111 thousand, or 23%, in 2010, primarily due to legal, accounting loan review and consulting fees related to non-performing assets.

•
Insurance and regulatory assessments increased by $68 thousand, or 11%, because FDIC deposit insurance assessments were up by $98 thousand.  These increased assessments were the result of scheduled increases to deposit insurance rates.

•	Loan and lease expenses increased by $50 thousand, or 35%, principally due to $61 thousand in adjustments to the fair value of certain loans held for sale.
•
Other real estate expenses increased by $154 thousand, or 426%, as the Company’s investment in other real estate (primarily foreclosures) has increased from $1.0 million as of December 31, 2008, to $2.2 million at December 31, 2009, and to $3.1 million at the end of 2010.

•
Prepayment fee on borrowed funds—In October 2010 the Bank chose to prepay the remaining $3.0 million of its borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), incurring a prepayment penalty of $377,966.  Those borrowings were scheduled to mature in 2013 and carried an average interest rate of 4.89%.  Prepayment of these borrowings will reduce the Bank’s interest expense from 2011 through 2013 by a total of approximately $431,000.

•	Marketing costs decreased $32 thousand, or 18% in 2010 as compared to 2009, as reductions were made in the Bank’s budget for advertising and sponsorships.

Income Taxes

The Company’s combined federal and state effective income tax rate was 0.0% in 2010 and (26.8)% (tax expense) in 2009.

The tax expense in 2009, even though the Company incurred a pre-tax loss, was due to an increase in the deferred tax valuation allowance that was established because the Bank’s losses in 2008 and 2009 exceeded its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years.  As of December 31, 2010 and 2009, the ability of the Bank to reduce the deferred tax valuation allowance and recognize those deferred tax assets was entirely dependent on the Bank generating taxable income in future years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—as the Company returns to profitability.  See Note I to the consolidated financial statements for more information on income taxes.

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

Investment policies and limits have been established by the board of directors.  Investments can include federally-insured certificates of deposit, obligations of the U.S. Treasury and U.S. agencies, mortgage-related instruments issued or backed by U.S. agencies, municipal bonds rated Baa or better (Moody’s), Aaa-rated private label mortgage-backed and asset-backed securities, and corporate securities rated A or A-1.  Guidelines have been established for diversification of the portfolio among these investment categories and per-transaction limits have been established as well.  The Bank’s chief financial officer reports investment purchase and sale activity to the Board on a monthly basis and more detailed quarterly reports are presented to the Board’s Investment Committee.

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition
	December 31, 2010			December 31, 2009			December 31, 2008
		Approx.			Approx.			Approx.
	Amortized	Market	%	Amortized	Market	%	Amortized	Market	%
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$-	$-		$500	$502	4.00%	$2,000	$2,036	3.38%
One to five years	20,100	19,878	1.23%	14,442	14,465	2.12%	500	518	4.00%
Five to ten years	-	-		500	502	5.05%	1,000	1,016	5.18%
After 10 years	983	983	3.72%	-	-		-	-
Total U.S. Government agencies	21,083	20,861	1.35%	15,442	15,469	2.27%	3,500	3,570	3.98%
Mortgage-backed
and asset-backed securities:
Within one year	2	2	6.50%	245	249	4.28%	334	334	4.07%
One to five years	-	-		18	17	6.49%	577	582	4.66%
Five to ten years	15,302	15,297	2.30%	8,674	8,747	3.50%	1,810	1,873	4.83%
After 10 years	34,693	34,352	2.69%	9,522	9,698	3.96%	14,689	15,053	4.94%
Total mortgage-backed
and asset-backed securities	49,997	49,651	2.57%	18,459	18,711	3.75%	17,410	17,842	4.90%
Municipal securities:
Within one year	-	-		-	-		-	-
One to five years	-	-		-	-		-	-
Five to ten years	374	378	4.15%	-	-		-	-
After 10 years	2,543	2,544	5.98%	2,918	2,974	5.99%	3,581	3,434	5.95%
Total municipal securities	2,917	2,922	5.75%	2,918	2,974	5.99%	3,581	3,434	5.95%
Corporate debt securities:
Within one year	1,980	2,000	5.48%	959	997	5.96%	-	-
One to five years	-	-		1,882	1,991	5.48%	-	-
Five to ten years	-	-		-	-		-	-
After 10 years	-	-		-	-		-	-
Total corporate securities	1,980	2,000	5.48%	2,841	2,988	5.64%	-	-
Total investment securities	$75,977	$75,434	2.43%	$39,660	$40,142	3.47%	$24,491	$24,846	4.92%

The non-accrual security is included in the amortized cost and market value of securities.  Yields reflect no interest income on the non-accrual security.  Yields on tax-exempt municipal securities have been adjusted to their fully-taxable equivalents.

The Bank increased the size of its investment portfolio by $35.3 million in 2010, as deposits grew by $9.5 million and loans contracted by $16.2 million.  The increase in securities was concentrated in mortgage-backed securities, which tended to offer the optimal balance of yield, relatively short duration and consistent cash flows.

Municipal securities have been included in the portfolio to take advantage of their higher yields on a fully taxable equivalent basis.  All of the municipal securities purchased to date are within California, bank qualified, insured and are considered high grade (i.e., all are rated at least AA+ by Standard & Poor’s or Aa3 by Moody’s).  Except for one security carried at $298 thousand, all municipal securities are insured by a company rated AA+ by S&P.

In 2004, management established a loss reserve for one of the Bank’s asset-backed securities after concluding it was “other than temporarily impaired.”  The security has been on non-accrual status, with any interest payments, which have been received to date on a regular basis, received being credited to the reserve.  As of December 31, 2010, the gross book value of the security was $288,000 and the reserve was $288,000, for a net book value of zero.  Therefore, all current interest payments are being credited to interest income.

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio by type of loan as of the dates indicated:

Loan Portfolio Composition
(Dollars in thousands)
	As of December 31,
Type of Loan	2010	2009	2008	2007	2006
Commercial and industrial	$17,701	$19,633	$24,454	$25,653	$18,000
Agricultural	1,022	750	-	122	123
Leases, net of unearned income	1,047	1,335	1,491	839	1,041
Municipal loans	2,987	3,476	2,729	2,789	2,903
Real estate	87,005	96,956	98,049	72,009	66,591
Construction and land development	8,972	12,512	22,857	22,513	31,639
Consumer	1,491	1,748	3,731	2,504	2,502
Total loans	$120,225	$136,410	$153,311	$126,429	$122,799

Off-balance-sheet commitments:
Undisbursed loan commitments	$19,482	$18,219	$28,427	$28,608	$35,375
Standby letters of credit	1,251	301	304	693	213

The following table sets forth as of December 31, 2010, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans
(Dollars in thousands)
					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial and industrial	$4,277	$6,274	$6,570	$17,121	$756	$12,087
Agricultural	450	296	276	1,022	-	572
Leases, net of unearned income	25	1,022	-	1,047	1,022	-
Municipal loans	350	200	2,436	2,986	350	2,286
Real estate	644	25,511	61,074	87,229	2,192	84,393
Construction and land development	8,081	733	215	9,029	739	210
Consumer Loans	634	829	26	1,489	74	782
Total Loans	$14,461	$34,865	$70,597	$119,923	$5,133	$100,330

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

The Bank makes adjustable rate SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans.  At December 31, 2010 and 2009, the Bank serviced approximately $30.7 million and $26.9 million, respectively, in SBA loans.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank had been active in construction lending for interim loans to finance the construction of commercial and single family residential property.  However, when the downturn in real estate began in 2007, new construction loan activity slowed markedly.  Since then, most of the Bank’s construction loan portfolio has either paid off or been charged off.  Construction loans totaled $8.9 million as of December 31, 2010, a $3.6 million decrease from a year earlier, and down $22.7 million from December 31, 2006 (prior to the real estate downturn).  Construction loans are typically extended for terms of no more than 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes.

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

Asset Quality

The risk of nonpayment of loans is inherent in the banking business. That risk varies with the type and purpose of the loan, the type of collateral utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, all loans exceeding lending officers’ individual lending limits are reviewed and approved by a Management Loan Committee.  Loans exceeding the Management Loan Committee’s authorization are reviewed and approved by the Loan Committee of the board of directors.  The Board Loan Committee is comprised of outside directors as well as the Bank’s chief executive officer, chief credit officer and its president.

The Bank employs both an internal and an external loan review process.  Monthly, all new loans are reviewed internally for asset quality and an independent external loan portfolio review is performed semi-annually by an outside credit review firm.  Loan grades are assigned based on a risk assessment of each loan.  Loans with minimum risk are graded as “pass,” with other classifications of “management watch,” “special mention,” “substandard,” “doubtful” and “loss,” depending on credit quality.  Loans graded substandard or doubtful are considered “classified” loans, and loans graded loss are charged off.  As an adjunct to the loan review process, an internal “stress test” is applied to the commercial real estate portfolio at least annually to determine the potential financial impact on the Bank under stressed real estate conditions, and semi-annually by an independent third party.

An allowance for loan and lease losses is provided for all loans, including those graded pass and watch.  As special mention and classified loans are identified in our review process, they are added to the internal criticized loan list and an increased loan loss allowance is established for them.  See Allowance for Loan and Lease Losses below for additional information on how the amount of allowance for loan and leases losses is determined.

The following table provides year-end information with respect to the components of our impaired or nonperforming assets at the dates indicated:

Non-Performing Assets
(Dollars in thousands)	As of December 31,
	2010	2009	2008	2007	2006
Loans in nonaccrual status:
Nonaccrual loans held for investment--
Commercial and industrial	$1,311	$1,139	$578	$254	$240
Real estate	682	2,724	1,427	190	-
Construction & land development	-	2,028	1,552	1,544	-
Total nonaccrual loans held for investment	1,993	5,891	3,557	1,988	240
Nonaccrual loans held for sale--
Commercial and industrial	-	-	-	-	-
Real estate	7,406	-	-	-	-
Construction & land development	2,605	-	-	-	-
Total nonaccrual loans held for sale	10,011	-	-	-	-
Total nonaccrual loans	12,004	5,891	3,557	1,988	240
Loans held for investment past due 90 days or more and accruing:
Commercial and industrial	-	-	-	54	-
Lease financing	-	-	-	14	-
Real estate	-	-	265	-	-
Construction & land development	-	-	-	-	1,929
Total loans 90 days past due and accruing	-	-	265	68	1,929
Restructured loans:
Commercial and industrial	-	731	-	-	-
Construction & land development	-	-	675	-	-
Consumer	-	100	-	-	-
Total restructured loans	-	831	675	-	-
Total nonperforming loans	12,004	6,722	4,497	2,056	2,169
Foreclosed real estate	3,137	1,641	83	-	-
Total nonperforming assets	$15,141	$8,363	$4,580	$2,056	$2,169

Allowance for loan losses	$3,198	$5,537	$3,942	$1,150	$1,026

Asset quality ratios:
Non-performing assets to total assets	6.95%	4.33%	2.13%	1.30%	1.37%
Excluding loans held for sale*	2.53%	4.35%	2.14%	1.32%	1.37%

Non-performing loans to total loans	9.98%	4.93%	2.93%	1.63%	1.77%
Excluding loans held for sale*	1.90%	4.96%	2.96%	1.67%	1.77%

Allowance for loan losses to total loans	2.66%	4.06%	2.57%	0.91%	0.84%
Excluding loans held for sale*	3.04%	4.09%	2.59%	0.93%	0.84%

Allowance for loan losses to total
non-performing loans	27%	82%	88%	56%	47%
Excluding loans held for sale*	160%	82%	88%	56%	47%

* Loans held for sale are carried at the lower of amortized cost or fair value

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

The increase in non-accrual loans in 2009 and 2010 was due to the significant downturn in the economy and reduction in real estate collateral values.  Approximately 19%, or $1.993 million, of the non-accrual commercial and real estate loans are in our SBA loan portfolio, $1.785 million of which are guaranteed by the SBA.  At December 31, 2009, $1.106 million of the Bank’s non-accrual loans were SBA-guaranteed loans, and $995 thousand was guaranteed by the SBA.

Troubled debt restructurings (“TDR’s”) are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.

Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2010, the Company had approximately $7.2 million of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  The $7.2 million of potential problem loans are supported by $0.5 million of SBA loan guarantees.  Potential problem loans are subject to continuing management attention and management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Company’s internal risk grading system, appears to be manageable as of December 31, 2010, there can be no assurances that new problem loans will not develop in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Loan Concentrations

The Board of Directors has approved concentration levels for various loan types based on the Bank’s business plan and historical loss experience.  On a quarterly basis, management provides a loan concentration report to the board with information relating to concentrations.  Management’s review of possible concentrations includes an assessment of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of December 31, 2010:

Loan Concentrations
(Dollars in thousands)	As of December 31,
	2010		2009		2008		2007		2006
Type of Loan	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Construction and land development	$8,972	7.4%	$12,512	9.2%	$22,857	14.9%	$22,513	17.8%	$31,639	25.8%
Other real estate loans (by type of collateral):
Non-farm, non-residential property:
Owner-occupied	35,135	29.2%	37,337	27.4%	36,208	23.6%	27,433	21.7%	19,893	16.2%
Non-owner-occupied	32,240	26.8%	36,940	27.1%	37,375	24.4%	27,364	21.6%	29,331	23.9%
1 to 4 family residential:
First liens	2,398	2.0%	3,963	2.9%	5,464	3.6%	4,091	3.2%	3,737	3.0%
Junior liens	10,541	8.8%	12,678	9.3%	11,840	7.7%	6,282	4.9%	6,249	5.1%
Multi-family residential	3,702	3.1%	2,757	2.0%	3,340	2.2%	3,102	2.5%	4,972	4.0%
Farmland	2,989	2.5%	3,281	2.4%	3,822	2.5%	3,737	3.0%	2,409	2.0%
Total real estate-secured loans	95,977	79.8%	109,468	80.3%	120,906	78.9%	94,522	74.7%	98,230	80.0%
Commercial and industrial	17,701	14.7%	19,633	14.4%	24,454	15.9%	25,653	20.3%	18,000	14.7%
Agricultural	1,022	0.9%	750	0.5%	-	0.0%	122	0.1%	123	0.1%
Lease financing	1,047	0.9%	1,335	1.0%	1,491	1.0%	839	0.7%	1,041	0.8%
Municipal	2,987	2.5%	3,476	2.5%	2,729	1.8%	2,789	2.2%	2,903	2.4%
Consumer	1,491	1.2%	1,748	1.3%	3,731	2.4%	2,504	2.0%	2,502	2.0%
Total loans, including loans held for sale	$120,225	100.0%	$136,410	100.0%	$153,311	100.0%	$126,429	100.0%	$122,799	100.0%

The table indicates a concentration in commercial real estate loans (loans secured by non-farm, non-residential and multi-family residential properties, including construction loans) totaling $80.0 million.  However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $44.9 million, or 37.4% of total loans.  Prior to 2008, the Bank had experienced no losses on construction and land development loans or on other types of commercial real estate loans.  From 2008 through 2010, however, the Bank recognized $5.1 million in losses on construction and land development loans and approximately $2.9 million in losses on other types of commercial real estate loans.  Approximately $2.1 million of those losses on construction and land development loans and $1.9 million of the losses on commercial real estate loans resulted from the 2010 reclassification of loans to “held for sale” prior to their sale from the Bank to MAM.

The Bank’s analysis of loan concentrations compared to a California peer group of 50 banks suggests that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California typically are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank carefully considers economic trends and real estate values.  The commercial real estate market in San Luis Obispo County weakened from 2008 through 2010, rents and values have decreased and vacancies have increased. Although the local market has not seen the severe weakness seen in many other areas of California and the U.S., management continues to monitor closely trends in real estate in light of the Bank’s level of real estate lending.

Allowance for Loan and Lease Losses

The following table summarizes, for each reported period, changes in the allowance for loan and lease losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan and lease losses:

Summary of Loan Loss Experience
(Dollars in thousands)	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance for loan and lease losses
at beginning of year	$5,537	$3,942	$1,150	$1,026	$1,141
Loans charged off:
Construction and land development	(2,755)	(1,778)	(547)	-	-
Other real estate loans	(3,714)	(911)	-	-	-
Commercial and industrial	(1,583)	(738)	(880)	(13)	(102)
Consumer	(134)	(78)	(52)	(4)	(19)
Other	-	-	-	(14)	-
Total loans charged off	(8,186)	(3,505)	(1,479)	(31)	(121)
Recoveries:
Construction and land development	19	-	-	-	-
Other real estate loans	-	1	-	-	-
Commercial and industrial	27	42	22	4	6
Consumer	1	1	3	-	-
Other	-	-	1	1	-
Total recoveries	47	44	26	5	6
Net charge-offs	(8,139)	(3,461)	(1,453)	(26)	(115)
Provision charged to operations	5,800	5,056	4,245	150	-
Allowance for loan and lease losses
at end of year	$3,198	$5,537	$3,942	$1,150	$1,026

Ratio of net charge-offs to average loans	6.33%	2.33%	1.02%	0.02%	0.10%
Ratio of provision to average loans	4.51%	3.40%	2.98%	0.12%	0.00%

The Bank performs a quarterly detailed review to identify the risks inherent in the loan portfolio, to assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan and lease losses and the related provision for loan losses to be charged to expense.  Systematic reviews follow the methodology set forth by various regulatory policy statements on the allowance for loan and lease losses.

A key element of the Bank’s methodology is the previously discussed credit classification process.  The amount determined by management to be an appropriate level for the allowance is based on the Bank’s historical loss rate for each type of loan and risk grade, with adjustments made for certain qualitative factors such as current and expected economic conditions, trends in collateral values, the quality of the Bank’s loan review process, etc.  For loans identified as impaired under Statement of Financial Accounting Standards No. 114, the allowance allocated to the loan is the deficiency, if any, in either the present value of expected cash flows from the loan or the fair value of the collateral, as compared to the Bank’s investment in the loan.  The Bank engages an outside firm to perform, at least semi-annually, a review of the loan portfolio and to test the adequacy of the allowance for loan and lease losses.  In addition, loans are examined periodically by the Bank’s federal and state regulators.

Management considers the allowance for loan and lease losses to be adequate to provide for losses inherent in the loan portfolio. Although management uses all available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, federal and state regulators periodically review our allowance for loan and lease losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan and lease losses will be adequate to cover future loan losses or that significant additions to the allowance for loan and leases losses will not be required in the future.  Material additions to the allowance for loan and lease losses would decrease earnings and capital and would thereby reduce the Bank’s ability to pay dividends, among other adverse consequences.

The ratio of allowance for loan and lease losses to total loans (excluding loans held for sale) as of December 31, 2010 was 3.04%.  Management and the board consider this to be adequate based on their analysis, trends and reviews of the portfolio. As part of the analysis of the allowance, the Bank assigns certain risk factors to unclassified loans in addition to the specific percentages used for classified loans.  The following tables summarize the allocation of the allowance for loan and lease losses by general loan types, based on collateral or security type, as used internally by the Bank as of the end of each of the past five years.

	December 31, 2010
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$16,699	13.9%	$881	27.5%
Agricultural	1,022	0.9%	32	1.0%
Leases	1,036	0.9%	10	0.3%
Municipal loans	2,987	2.5%	19	0.6%
Real estate	85,201	70.8%	1,106	34.6%
Construction	7,648	6.4%	80	2.5%
Consumer	1,482	1.2%	93	2.9%
Total unclassified loans	116,075	96.6%	2,221	69.4%
Classified loans:
Commercial	1,002	0.8%	108	3.4%
Agricultural	-	0.0%	-	0.0%
Leases	11	0.0%	2	0.1%
Municipal loans	-	0.0%	-	0.0%
Real estate	1,804	1.5%	260	8.1%
Construction	1,324	1.1%	450	14.1%
Consumer	9	0.0%	-	0.0%
Total classified loans	4,150	3.4%	820	25.7%
Other economic factors			157	4.9%
Total loans and allowance	$120,225	100.0%	$3,198	100.0%

	December 31, 2009
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$16,073	11.8%	$690	12.4%
Agricultural	750	0.5%	24	0.4%
Leases	1,335	1.0%	4	0.1%
Municipal loans	3,476	2.5%	27	0.5%
Real estate	76,568	56.1%	374	6.7%
Construction	5,296	3.9%	125	2.3%
Consumer	1,604	1.2%	93	1.7%
Total unclassified loans	105,102	77.0%	1,337	24.1%
Classified loans:
Commercial	3,560	2.6%	288	5.2%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	20,388	15.0%	3,260	58.9%
Construction	7,216	5.3%	122	2.2%
Consumer	144	0.1%	17	0.3%
Total classified loans	31,308	23.0%	3,687	66.6%
Other economic factors			513	9.3%
Total loans and allowance	$136,410	100.0%	$5,537	100.0%

	December 31, 2008
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$22,252	14.5%	$860	21.8%
Agricultural	-	0.0%	-	0.0%
Leases	1,491	1.0%	14	0.4%
Municipal loans	2,729	1.8%	16	0.4%
Real estate	88,735	57.9%	719	18.2%
Construction	15,430	10.1%	200	5.1%
Consumer	3,723	2.4%	91	2.3%
Total unclassified loans	134,360	87.7%	1,900	48.2%
Classified loans:
Commercial	2,202	1.4%	454	11.5%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	9,314	6.1%	337	8.5%
Construction	7,427	4.8%	1,057	26.9%
Consumer	8	0.0%	-	0.0%
Total classified loans	18,951	12.3%	1,848	46.9%
Other economic factors			194	4.9%
Total loans and allowance	$153,311	100.0%	$3,942	100.0%

	December 31, 2007
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$25,238	20.0%	$390	33.9%
Agricultural	122	0.1%	1	0.1%
Leases	811	0.6%	7	0.6%
Municipal loans	2,789	2.2%	14	1.2%
Real estate	72,009	57.0%	261	22.7%
Construction	18,433	14.6%	192	16.7%
Consumer	2,491	2.0%	22	1.9%
Total unclassified loans	121,893	96.5%	887	77.1%
Classified loans:
Commercial	415	0.3%	76	6.6%
Agricultural	-	0.0%	-	0.0%
Leases	28	0.0%	2	0.2%
Municipal loans	-	0.0%	-	0.0%
Real estate	-	0.0%	-	0.0%
Construction	4,080	3.2%	30	2.6%
Consumer	13	0.0%	1	0.1%
Total classified loans	4,536	3.5%	109	9.5%
Other economic factors			154	13.4%
Total loans and allowance	$126,429	100.0%	$1,150	100.0%

	December 31, 2006
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$17,855	14.6%	$234	22.8%
Agricultural	123	0.1%	1	0.1%
Leases	1,041	0.8%	5	0.5%
Municipal loans	2,903	2.4%	15	1.5%
Real estate	66,591	54.2%	313	30.5%
Construction	29,710	24.2%	135	13.2%
Consumer	2,502	2.0%	20	1.9%
Total unclassified loans	120,725	98.3%	723	70.5%
Classified loans:
Commercial	145	0.1%	30	2.9%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	-	0.0%	-	0.0%
Construction	1,929	1.6%	-	0.0%
Consumer	-	0.0%	-	0.0%
Total classified loans	2,074	1.7%	30	2.9%
Other economic factors			273	26.6%
Total loans and allowance	$122,799	100.0%	$1,026	100.0%

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $173.2 million as of December 31, 2010, and $163.8 million at December 31, 2009.  Deposits increased by $9.5 million, or 6%, following a $19.0 million, or 13%, increase in 2009.  Most of the Bank’s deposit growth in 2009 and 2010 was in core deposits: interest-bearing and non-interest-bearing checking accounts, money market accounts and savings accounts.

The Bank generally prices deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for 2010 and 2009.

The Bank is one of only four banks in its primary service area participating in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with deposits in other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program became very attractive during the recent financial crisis as local depositors sought out safety and yield.  As of December 31, 2010, the Bank had issued $34.3 million of certificates of deposit to local customers through the CDARS program, down from $44.2 million as of December 31, 2009.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2010:

Maturities of Time Deposits of $100,000 or More
(Dollars in thousands)
Three months or less	$19,701
Three months to six months	12,762
Six months to one year	17,919
Over one year	9,541
Total time deposits of $100,000 or more	$59,923

Short Term and Other Borrowings

Other borrowings as of December 31, 2010 consists of $349 thousand in proceeds from the sale of SBA-guaranteed loans that have been sold but are subject to a 90-day premium refund obligation.  Once the 90-day premium refund obligation period has elapsed, the transaction will be recorded as a sale, with the loans and the secured borrowings removed from the balance sheet and the resulting gain on sale ($36 thousand) recorded in the consolidated statement of operations.  In February 2011, the SBA eliminated the refund obligation period; the Bank will not be required to defer gain recognition for SBA loan sales after February 15, 2011.

As of December 31, 2009, other borrowings was comprised of fixed rate advances from the Federal Home Loan Bank of San Francisco, with $3,000,000 scheduled to mature in 2010 and $3,000,000 scheduled to mature in 2013.  In October 2010 the Bank chose to prepay the remaining FHLB borrowings, incurring a prepayment penalty of $377,966, which is included in non-interest expenses.  The $6.0 million in borrowings at the end of 2009 represents a $39.7 million reduction in borrowing from December 31, 2008.  Note G to the consolidated financial statements contains additional information regarding these borrowings.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.  As of December 31, 2010, the Bank had outstanding commitments to extend credit totaling $19.8 million and standby letters of credit totaling approximately $0.9 million.  See Note N to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2010.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and securities, as well as increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash in the Federal Reserve Bank and other correspondent banks and short-term investments such as federal funds sold are the primary means for providing immediate liquidity.  The Bank had $10.8 million in cash and cash equivalents on December 31, 2010, and $8.6 million on December 31, 2009.

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

The Bank also has a secured borrowing facility through the FHLB.  FHLB borrowings can be structured over various terms ranging from overnight to ten years.  As of December 31, 2010, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow up to approximately 25 percent of its total assets. Based on this limitation and loans and securities pledged as of December 31, 2010, an additional $40.8 million could be borrowed from the FHLB if needed.  The Bank substantially reduced its FHLB borrowings in 2009, paying off $39.7 million in borrowings over the course of the year.  The FHLB borrowings remaining at the end of 2009 were paid off during 2010.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth or meet deposit withdrawal requirements on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

The Bank also has the ability to access the Federal Reserve Board’s “Discount Window” for additional secured borrowing should the need arise.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2010:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Borrowed funds	$349	$-	$-	$-	$349
Junior subordinated debentures	-	-	-	3,093	3,093
Operating leases	815	1,439	1,134	4,869	8,257
Capital leases	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities	425	-	-	-	425
Total contractual obligations	$1,589	$1,439	$1,134	$7,962	$12,124

While local deposits remain the primary source of deposits, the Bank also has alternate sources for competitive rate deposits.  Through the CDARS program (see Deposits earlier in this analysis), the Bank has the ability to bid on additional certificates of deposit through banks across the country if necessary to meet additional funding needs.  These “One-Way Buy” CDARS deposits, which are considered to be brokered deposits, are typically priced comparable to FHLB secured borrowing rates, but with no collateral required.  As of December 31, 2010, the Bank had no “One-Way Buy” CDARS deposits.

The Bank has a mix of deposits which includes some large deposit relationships, including 11 customers with deposits of $1 million or more totaling $52.8 million, approximately $32.0 million of which has been placed into the CDARS program.  Although these large deposit sources have been relatively stable in the past, should a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB were reduced, and the Bank is unable to develop alternate funding sources, the Bank might have difficulty funding loans or meeting deposit withdrawal requirements.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity, as well as that of its non-bank subsidiary, MAM.  As of December 31, 2010, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $4.1 million in unrestricted cash.  MAM had no borrowings as of December 31, 2010, and $669 thousand in unrestricted cash.  See Note R to the consolidated financial statements for additional financial information regarding Bancorp.

Under normal circumstances, substantially all of Bancorp’s revenues would be obtained from dividends declared and paid by the Bank.  However, because of the Bank’s net losses from 2008 through 2010, Bancorp’s and the Bank’s regulators have required that Bancorp and the Bank obtain approval in advance prior to the payment of any dividends.  See “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends” and Note P to the consolidated financial statements for additional information regarding regulatory dividend and capital restrictions.

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

Interest rate sensitivity gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities.  A positive cumulative gap would mean that over the indicated period our assets would be expected to reprice faster than our liabilities (an asset sensitive structure), and a negative gap would mean that our liabilities would likely reprice faster than our assets (liability sensitive).

The following Interest Rate Sensitivity table portrays a “static” gap analysis of the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2010.  For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it is likely to be repriced, matures within its contractual terms, or is expected to be prepaid.  For example, based on their contractual terms, loans may reprice or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier.  That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

Interest Sensitivity - Static Gap Analysis
December 31, 2010	Sensitive to Rate Changes Within
	3	4 to 12	1 to 5	Over 5	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$34,091	$19,049	$42,718	$24,367	$-	$120,225
Investment securities	5,453	11,371	47,990	10,621	-	75,435
Other earning assets	10,305	50	-	-	-	10,355
Non-interest-earning assets	-	-	-	-	11,786	11,786
Total assets	49,849	30,470	90,708	34,988	11,786	217,801

Interest-Bearing Liabilities:
Non-maturity interest-bearing deposits	23,819	-	46,191	-	-	70,010
Certificates of deposit	25,007	39,681	15,632	-	-	80,320
Borrowed funds	349	-	-	-	-	349
Junior subordinated debentures	3,093	-	-	-	-	3,093
Non-interest-bearing liabilities and equity	-	-	-	-	64,029	64,029
Total liabilities and equity	52,268	39,681	61,823	-	64,029	217,801

Interest rate sensitivity gap	$(2,419)	$(9,211)	$28,885	$34,988	$(52,243)	$-

Cumulative interest rate sensitivity gap	$(2,419)	$(11,630)	$17,255	$52,243	$-

Cumulative gap to total earning assets	-1%	-5%	8%	24%

The table shows that during the first twelve months $80 million of the interest earning assets are expected to reprice, as well as $92 million of interest bearing liabilities, which would indicate a slightly liability-sensitive structure over that time period.  In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to decrease, and in a declining interest rate environment net interest income would be expected to increase.  Although not detailed in the table, during the second year, $34 million of assets reprice along with $15 million of liabilities, indicating a slightly asset-sensitive structure ($7 million cumulative sensitivity gap) through 24 months.

One should use caution if attempting to predict future levels of net interest income through the use this type of static gap analysis, however.  Significant adjustments can be, and often are, made to the balance sheet in the short-term.  The actual impact of interest rate movements on net interest income often differs significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures.  For example, many of the Bank’s loans are tied to the prime rate and adjust quickly when the Federal Reserve Board makes adjustments to the Federal Funds rate, which usually drives movements in the prime rate.  However, in a declining rate environment, as the Company experiencesd in 2008 and 2009, competitive pressures often keep deposit rates from dropping to the same degree and as quickly as loan rates.  On the other hand, in a rising rate environment customers may demand swift changes to deposit rates.

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

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through much of 2011 and, if so, we expect to see certificate of deposit rates continue to decline to a greater degree than loan rates, continuing to improve our net interest margin.  In the early stage of the next cycle of rising interest rates, however, we would expect to see deposits repricing slightly faster than loans because “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  A potential additional risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

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

San Luis Obispo and Santa Barbara Counties continue to have lower than average unemployment rates (10.0% and 9.7%, respectively, as of December 2010, as compared to a California statewide seasonally-adjusted rate of 12.5%, but both are above the nationwide seasonally-adjusted rate of 9.4%.  SLO County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  There can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the near term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past five years:

	2010	2009	2008	2007	2006
Return (Loss) on Average Assets	(3.26)%	(3.19)%	(2.02)%	0.48%	0.58%
Return (Loss) on Average Equity	(21.62)%	(27.94)%	(20.86)%	6.07%	7.53%

Item 8. Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORTS

December 31, 2010 and 2009

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS
   ON THE CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets
   Consolidated Statements of Operations
   Consolidated Statement of Changes in Shareholders' Equity
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mission Community Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mission Community Bancorp and subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operation, stockholders’ equity and cash flow for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Mission Community Bancorp and subsidiaries for the years ended December 31, 2009 and 2008 were audited by other auditors whose report, dated April 14, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 2010 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and subsidiaries as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

March 31, 2011

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

Laguna Hills, California
April 14, 2010

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS

Cash and Due from Banks	$10,816,850	$8,595,410
Federal Funds Sold	-	-
TOTAL CASH AND CASH EQUIVALENTS	10,816,850	8,595,410

Certificates of Deposit in Other Banks	550,000	425,000

Investment Securities Available for Sale	75,434,942	40,142,412

Loans Held For Sale	15,114,520	903,680

Loans:
Commercial and Industrial	20,655,933	22,200,974
Agricultural	1,022,394	749,721
Leases, Net of Unearned Income	1,047,412	1,334,740
Construction and Land Development	4,434,674	12,511,994
Real Estate	76,459,659	96,954,983
Consumer	1,490,631	1,754,054
TOTAL LOANS	105,110,703	135,506,466

Allowance for Loan and Lease Losses	(3,197,636)	(5,536,929)
NET LOANS	101,913,067	129,969,537

Federal Home Loan Bank Stock and Other Stock, at Cost	2,682,146	3,002,575
Premises and Equipment	3,199,228	3,254,511
Other Real Estate Owned	3,136,879	2,205,882
Company-Owned Life Insurance	2,979,429	2,885,659
Accrued Interest and Other Assets	1,973,854	1,720,799
TOTAL ASSETS	$217,800,915	$193,105,465

The accompanying notes are an integral part of these consolidated financial statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-Bearing Demand	$22,910,002	$24,615,530
Money Market, NOW and Savings	70,010,249	54,144,513
Time Deposits Under $100,000	20,396,708	32,064,624
Time Deposits $100,000 and Over	59,922,872	52,945,030
TOTAL DEPOSITS	173,239,831	163,769,697

Other Borrowings	349,458	6,000,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,975,138	1,605,053
TOTAL LIABILITIES	178,657,427	174,467,750

Commitments and Contingencies - Notes E and N

Shareholders' Equity:
Preferred Stock - Authorized 10,000,000 Shares:
Series A - $5 Stated Value; 100,000 Issued and Outstanding
Liquidation Value of $500,000	392,194	392,194
Series B - $10 Stated Value; 20,500 Issued and Outstanding
Liquidation Value of $205,000	191,606	191,606
Series C - $10 Stated Value; 50,000 Issued and Outstanding
Liquidation Value of $500,000	500,000	500,000
Series D - $1,000 Par Value; 5,116 shares Issued and Outstanding
Liquidation Value of $5,116,000	5,067,722	5,067,722
Common Stock - Authorized 50,000,000 Shares;
Issued and Outstanding: 7,094,274 in 2010 and 1,345,602 in 2009	46,426,603	18,041,851
Additional Paid-In Capital	327,500	242,210
Retained Deficit	(13,219,986)	(6,280,239)
Accumulated Other Comprehensive (Loss) Income - Unrealized
(Depreciation) Appreciation on Available-for-Sale Securities	(542,151)	482,371
TOTAL SHAREHOLDERS' EQUITY	39,143,488	18,637,715
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$217,800,915	$193,105,465

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009
INTEREST INCOME
Interest and Fees on Loans	$7,538,488	$8,889,166
Interest on Investment Securities	1,296,418	1,259,017
Other Interest Income	46,792	134,476
TOTAL INTEREST INCOME	8,881,698	10,282,659
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	482,769	514,393
Interest on Time Deposits	1,192,354	2,150,036
Other Interest Expense	316,161	1,212,181
TOTAL INTEREST EXPENSE	1,991,284	3,876,610
NET INTEREST INCOME	6,890,414	6,406,049
Provision for Loan and Lease Losses	5,800,000	5,055,722
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	1,090,414	1,350,327
NON-INTEREST INCOME
Service Charges on Deposit Accounts	353,676	333,583
Gain on Sale of Loans	430,317	379,186
Loan Servicing Fees, Net of Amortization	134,747	114,049
Grants and Awards	600,000	80,948
Loss or Writedown of Fixed Assets and Other Real Estate Owned	(486,422)	(474,565)
Gain on Sale of Available-For-Sale Securities	497,224	246,982
Other Income and Fees	182,032	153,084
TOTAL NON-INTEREST INCOME	1,711,574	833,267
NON-INTEREST EXPENSE
Salaries and Employee Benefits	4,034,552	3,816,574
Occupancy Expenses	1,269,807	1,002,440
Furniture and Equipment	460,007	456,878
Data Processing	743,786	740,870
Professional Fees	588,984	478,353
Marketing and Business Development	144,726	176,758
Office Supplies and Expenses	238,135	255,609
Insurance and Regulatory Assessments	702,327	634,657
Loan and Lease Expenses	192,867	142,636
Other Real Estate Expenses	190,750	36,264
Fees Paid on Prepayment of Borrowed Funds	377,966	-
Other Expenses	542,028	534,163
TOTAL NON-INTEREST EXPENSE	9,485,935	8,275,202
LOSS BEFORE INCOME TAXES	(6,683,947)	(6,091,608)
Income Tax Expense	-	834,951
NET LOSS	$(6,683,947)	$(6,926,559)

Per Share Data (Note O):
Net Loss - Basic	$(1.54)	$(4.87)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010 and 2009

							Accumulated
				Additional		Retained	Other
	Preferred	Common Stock		Paid-In	Comprehensive	Earnings	Comprehensive
	Stock	Shares	Amount	Capital	Loss	(Deficit)	Income (Loss)	Total
Balance at
January 1, 2009	$1,083,800	1,345,602	$18,041,851	$172,285		$863,750	$355,137	$20,516,823

Issuance of Series D preferred stock
to U.S. Treasury under TARP,
net of issuance costs of $48,278	$5,067,722							$5,067,722
TARP dividends paid						$(217,430)		(217,430)
Stock-based compensation				$69,925				69,925

Comprehensive Loss:
Net loss					$(6,926,559)	(6,926,559)		(6,926,559)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(271,447)		$(271,447)	(271,447)
Plus net unrealized gain on
available-for-sale securities,
net of taxes of $-0-					398,681		398,681	398,681

Total Comprehensive Loss					$(6,799,325)

Balance at
December 31, 2009	$6,151,522	1,345,602	$18,041,851	$242,210		$(6,280,239)	$482,371	$18,637,715

Issuance of common stock
in private placement, net
of offering expenses of $181,728		5,000,000	$24,818,272					$24,818,272
Issuance of common stock
in shareholder rights offering, net
of offering expenses of $176,880		748,672	3,566,480					3,566,480
TARP dividends paid						$(255,800)		(255,800)
Stock-based compensation				$85,290				85,290

Comprehensive Loss:
Net loss					$(6,683,947)	(6,683,947)		(6,683,947)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(173,478)		$(173,478)	(173,478)
Net unrealized (loss) on
available-for-sale securities,
net of taxes of $-0-					(851,044)		(851,044)	(851,044)

Total Comprehensive Loss					$(7,708,469)

Balance at
December 31, 2010	$6,151,522	7,094,274	$46,426,603	$327,500		$(13,219,986)	$(542,151)	$39,143,488

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(6,683,947)	$(6,926,559)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Provision for deferred income taxes	-	832,551
Depreciation	508,011	440,940
Amortization of premium (accretion of discount) on securities and loans, net	479,010	(136,294)
Provision for loan losses	5,800,000	5,055,722
Provision for losses on unfunded loan commitments	-	35,000
Stock-based compensation	85,290	69,925
(Gain) on sale of securities	(497,224)	(246,982)
Write-downs on other real estate	486,422	472,019
Loss on disposal or abandonment of fixed assets	-	2,545
Gain on loan sales	(430,317)	(379,186)
Proceeds from loan sales	6,366,634	6,250,455
Loans originated for sale	(4,787,727)	(5,780,076)
Increase in company owned life insurance	(93,770)	(96,293)
(Increase) decrease in accrued taxes receivable	(2,400)	617,932
Other, net	23,704	(308,972)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,253,686	(97,273)

INVESTING ACTIVITIES
Net decrease (increase) in Federal Home Loan Bank and other stock	312,100	(246,050)
Maturity (placement) of time deposits in other banks	(125,000)	11,285,000
Purchase of available-for-sale securities	(78,811,493)	(34,441,942)
Proceeds from maturities, calls and paydowns of available-for-sale securities	18,411,337	10,399,966
Proceeds from sales of available-for-sale securities	24,012,103	9,135,234
Net decrease in loans	4,729,528	11,819,537
Additional investments in other real estate owned	(80,948)	-
Proceeds from sale of other real estate owned	1,024,311	-
Purchases of premises and equipment	(452,728)	(1,099,299)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(30,980,790)	6,852,446

FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	14,160,208	23,289,704
Net decrease in time deposits	(4,690,074)	(4,324,065)
Net decrease in other borrowings	(5,650,542)	(39,700,000)
Proceeds from issuance of common stock, net of issuance costs	28,384,752	-
Proceeds from issuance of preferred stock, net of issuance costs	-	5,067,722
Payment of dividends	(255,800)	(217,430)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,948,544	(15,884,069)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,221,440	(9,128,896)
Cash and cash equivalents at beginning of year	8,595,410	17,724,306
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,816,850	$8,595,410

Supplemental disclosures of cash flow information:
Interest paid	$2,063,988	$4,039,470
Taxes paid (refunds received)	2,400	(615,532)
Supplemental schedule of non-cash investing activities:
Unrealized (loss) gain on available-for-sale securities	$(1,024,522)	$127,234
Real estate acquired by foreclosure	2,360,782	1,694,801
Loans transferred from held for investment to held for sale	16,924,504	-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp (“Bancorp”) and its subsidiaries, Mission Community Bank (“the Bank”) and Mission Asset Management, Inc. (“MAM”), and the Bank’s subsidiary, Mission Community Development Corporation (“MCDC”), collectively referred to herein as “the Company.”  All significant intercompany transactions have been eliminated.  The accounting and reporting policies of Mission Community Bancorp and Subsidiaries conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Nature of Operations

Mission Community Bancorp
Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act, with no significant operations other than its investment in all of the outstanding common stock of the Bank and MAM.  Bancorp’s principal source of revenue is dividends from the Bank and MAM.

Mission Community Bank
The Bank has been organized as a single reporting segment and operates four branches in the Central Coast area of California (in the cities of San Luis Obispo, Paso Robles, Arroyo Grande and Santa Maria).  In addition, the Bank operates a loan production office in San Luis Obispo, with a primary focus on Small Business Administration (“SBA”) lending.  Subsequent to December 31, 2010, the Bank created a Food and Agriculture Division, operating through a loan production office in Oxnard, California.

The Bank’s primary source of revenue is providing real estate, commercial (including SBA-guaranteed loans) and consumer loans to customers, who are predominately small and middle-market businesses and individuals.  The Company and the Bank are certified by the Department of Treasury as Community Development Financial Institutions (“CDFI”) with a commitment to focus on providing financial services to low- and moderate-income communities.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank participated in the FDIC’s Transaction Account Guarantee Program (TAGP).  Under the program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the TAGP is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.

Mission Asset Management, Inc.
MAM was established to facilitate the orderly sale or resolution of certain foreclosed real estate and lower-quality loans.  To that end, in 2010 the Bank reclassified $22.4 million of lower-quality loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate, were sold from the Bank to MAM at the aggregate $17.9 million fair value.  On the consolidated balance sheet of Bancorp, these assets are included in loans held for sale and other real estate owned.

Mission Community Development Corporation
MCDC is a community development corporation that provides financing and services loans for small businesses and projects in low- to moderate-income areas.  The Board of Directors of MCDC consists of all members of the Board of Directors of the Company. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of MCDC were not material for the years ended December 31, 2010 or 2009.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mission Community Services Corporation

Mission Community Services Corporation (“MCSC”), an affiliate organization, was organized in 1998 and the corporation was established as a not-for-profit company with Section 501(c)(3) status.  MCSC’s primary focus is to provide technical support and training services to the underserved segments of the community including small businesses, minorities and low-income entrepreneurs.  The Board of Directors of Mission Community Services Corporation includes two representatives from the Company, together with members representing the communities represented.  The accounts of MCSC are not included in the Company’s consolidated financial statements.  See Note M for additional information regarding MCSC.

Segment Information

Management has determined that since all of the banking products and services offered by the Bank are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities it is appropriate to aggregate the Bank branches and report them as a single operating segment.  No customer accounts for more than 10% of revenues for the Bank.

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

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to classifications used in 2010.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from other banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”).  The Bank was in compliance with this requirement, which was $852,000 as of December 31, 2010.

The Company maintains amounts due from other banks which may, from time to time, exceed federally insured limits.  The Company has not experienced any losses in such accounts and as of December 31, 2010, none of these accounts exceeded the $250,000 FDIC insurance limit.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.  None of the Company’s investment securities were classified as held-to-maturity as of December 31, 2010 or 2009.

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported net of taxes as a separate component of other comprehensive income (loss), which is included in shareholders’ equity.  Premiums or discounts are amortized or accreted into income using the interest method.  Interest income is recognized when earned.  Realized gains or losses on sales of securities are recorded using the specific identification method.

An investment security is impaired when its amortized cost is greater than its fair value.  Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is other-than-temporary.  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary.  The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, and management does not intend to sell the security or it is more likely than not that the Bank will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income (loss).  If management intends to sell the security or it is more likely than not that the Bank will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans

Loans that are not classified as held for sale are reported at the principal amount outstanding, less deferred fees, costs, premiums and discounts.  Substantially all loan origination fee, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield. To be amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  At December 31, 2010 and 2009, there were no loans being accounted for under this policy method.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loans for which the accrual of interest has been discontinued are designated as non-accrual loans.  Loans are classified as non-accrual when principal or interest is past due 90 days or more based on the contractual terms of the loan or when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest, unless the loan is well secured and in the process of collection.  Income on such loans is recognized only to the extent that cash is received and where the future collection of principal is probable.  Payments received are applied to reduce principal to the extent necessary to ensure collection.  Accrual of interest is resumed only when principal and interest are brought fully current and when such loans are considered to be collectible as to both principal and interest.
The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Both non-accrual loans and troubled debt restructurings are generally considered to be impaired.  Impairment is measured based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The change in the amount of impairment is reported as either an increase or decrease in the provision for loan and lease losses that otherwise would be reported.

Loans Held for Sale, Loan Sales and Servicing

Included in the portfolio are loans which are 50% to 90% guaranteed by the SBA.  SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value.  The guaranteed portion of these loans may be sold, with the Company retaining the unguaranteed portion.

The Company has adopted accounting standards issued by the Financial Accounting Standards Board (“FASB”) that provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  Included in commercial loans at December 31, 2010 is $349,458 in guaranteed portions of SBA loans sold and subject to a 90-day premium refund obligation.  In accordance with new accounting standards for the sale of a portion of a loan, the Bank has recorded the proceeds from the sale of the guaranteed portion of those SBA loans, which totaled $385,546, as a secured borrowing and included $349,458 of that amount in other borrowings on the consolidated balance sheet, with the $36,088 deferred premium recorded in other liabilities.  Once the premium refund obligation has elapsed the transaction will be recorded as a sale with the guaranteed portions of loans and the secured borrowings removed from the balance sheet and the resulting gain on sale recorded.  In February 2011, the SBA eliminated the refund obligation period; the Bank will not be required to defer gain recognition for SBA loan sales after February 15, 2011.  The Company accounts for the transfer and servicing of financial assets based on the fair value of financial and servicing assets it controls and liabilities it has assumed, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities.  Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense.  Servicing assets are periodically evaluated for impairment.  Fair values are estimated using discounted cash flows based in current market interest rates.  For purposes of measuring impairment, servicing assets are stratified based on note rate and term.  The amount of impairment recognized, if any, is the amount by which the servicing assets for a stratum exceed their fair value.

The company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, the interest-only (IO) strip, and the sold portion of the loan based on their relative fair values on the date the loan is sold.  The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan.  The servicing asset is recognized and amortized over the estimated life of the related loan.  The servicing asset is recognized and amortized over the estimated life of the related loan.  Assets accounted for as interest-only (IO) strips are recorded at the fair value of the difference between the note rates and the rates paid to purchasers (the interest spread) and contractual servicing fees, if applicable.  Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets and an adjustment to the carrying value of related IO strips.

At December 31, 2010 and 2009 the Company was servicing $30,712,000 and $26,879,000, respectively, in loans previously sold or participated.  The Company has recorded servicing assets related to these sold loans of approximately $201,000 and $197,000 at December 31, 2010 and 2009, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Company used the following assumptions for sales recorded in 2010:

Range                                    Weighted Average
Discount Rate                                                5.75% to 7.25%                                                          6.01%
Estimated Life                                                      48 months                                                48 months

These assumptions are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balance of the SBA loan servicing asset for 2010 and 2009:

	2010	2009

Balance at Beginning of Year	$197,096	$187,388
Additions to the Asset	92,341	104,979
Less amortization	(87,975)	(95,271)
Balance at End of Year	$201,462	$197,096

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2010 and 2009.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of operations.

All loans held by the Company’s MAM subsidiary are classified as held for sale.  Those loans are valued by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower.  The projected amount and timing of cash flows expected to be received, including collateral liquidation if repayment weaknesses exist, is then discounted using an effective market rate to determine the fair value as of the reporting date.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for loan and lease losses which is charged to expense.  Adjustments to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management, to include, but not limited to, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors to include economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial and industrial (including agricultural production loans), real estate construction (including land and development loans), real estate mortgage (including owner-occupied and non-owner-occupied commercial real estate, residential real estate and other real estate loans) and all other loans (including consumer loans and lease financing).  The allowance for loan and lease losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, is combined to determine the Company’s overall allowance, which is included on the consolidated balance sheets.

The Company assigns a risk rating to all loans except pools of homogeneous loans and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio.  These risk ratings are also subject to examination by independent specialists engaged by the Company and its regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
Pass – A pass loan meets all of the Company’s underwriting criteria and provides adequate protection for the Bank through the paying capacity of the borrower and/or the value and marketability of the collateral.
Special Mention – A special mention loan has potential weaknesses that deserve management's close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.
Substandard – A substandard loan is not adequately protected by the current sound worth and paying capacity of the borrower or the value of the collateral pledged, if any.  Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.  Substandard loans have a high probability of payment default, or they have other well defined weaknesses, and are generally characterized by current or expected unprofitable operations, inadequate debt service coverage, inadequate liquidity, or marginal capitalization.
Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Loss – Loans classified as loss are considered uncollectible and are of such little value that their continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be received in the future.  Loans classified as loss are charged off immediately.

The general reserve component of the allowance for loan and lease losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors.  These reserve factors are inherently subjective and are driven by the repayment risk associated with each portfolio segment described below.
Construction and land development loans – Construction and land development loans generally possess a higher inherent risk of loss than other real estate portfolio segments.  A major risk arises from the necessity to complete projects within specified cost and time lines.  Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity.  In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.
Commercial real estate mortgage loans – Commercial real estate (“CRE”) mortgage loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans.  Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans.  Trends in vacancy rates of commercial properties impact the credit quality of these loans.  High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flow to service debt obligations.  Owner-occupied CRE loans are generally considered to be less susceptible to these risks than non-owner-occupied CRE loans because the lender is relying on the operations of the business occupying the property, rather than rental income, to support debt service.  In this respect, owner-occupied CRE loans have risks similar to commercial and industrial loans, but with commercial real estate as collateral.
Single family residential real estate loans and home equity lines of credit – The degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion.  These loans generally possess a lower inherent risk of loss than other real estate portfolio segments.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.  Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.
Commercial and industrial loans – Commercial and industrial loans generally possess a lower inherent risk of loss than real estate portfolio segments because these loans are generally underwritten to existing cash flows of operating businesses.  Debt coverage is provided by business cash flows and economic trends influenced by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.
Agricultural land and production loans – Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of the Bank and borrowers: commodity prices and weather conditions.
Consumer and installment loans – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period.  Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.  Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.
Credit card receivables – Credit card receivables generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Although management believes the allowance to be adequate, ultimate losses may vary from its estimates.  At least quarterly, the Board of Directors reviews the adequacy of the allowance, including consideration of the relative risks in the portfolio, current economic conditions and other factors.  If the Board of Directors and management determine that changes are warranted based on those reviews, the allowance is adjusted.  In addition, the Bank’s primary regulators, the California Department of Financial Institutions and the Federal Reserve Bank, review the adequacy of the allowance as an integral part of their examination process.  These regulatory agencies may require additions to the allowance based on their judgment about information available at the time of their examinations.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Bank also maintains a separate allowance for off-balance-sheet commitments.  Management estimates anticipated losses using historical data and utilization assumptions.  The allowance for off-balance-sheet commitments is included in accrued interest payable and other liabilities on the consolidated balance sheets.

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Bank is a member of the Federal Home Loan Bank system and the Federal Reserve Bank of San Francisco.  FHLB members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest additional amounts.  FRB members are required to own a certain amount of FRB stock based on primarily on the Bank’s equity capital.  Investments in FHLB and FRB stock are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan and lease losses, if necessary.  Other real estate owned is carried at the lower of the Bank’s cost basis or fair value.  Fair value is based on current appraisals, adjusted for estimated selling costs and as additional information becomes available or as events warrant.  Any subsequent write-downs are charged against operating expenses and may be recognized as a valuation allowance.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses.  Other real estate held by the Company at December 31, 2010 and 2009, totaled $3,136,879 and $2,205,882, respectively, and was recorded net of $743,291 and $368,100 in valuation adjustments, respectively.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Company-Owned Life Insurance

Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

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

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Any interest and penalties related to uncertain tax positions would be recorded as part of income tax expense.  No such interest or penalties were incurred for in 2009 or 2010.

Comprehensive Income (Loss)

Changes in unrealized gain or loss on available-for-sale securities net of income taxes is the only component of accumulated other comprehensive income (loss) for the Company.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.  However, diluted EPS is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Stock-Based Compensation

The cost of equity-based compensation arrangements, including employee stock options, is recognized based on the grant-date fair value of those awards, over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  The fair value of each grant is estimated using the Black-Scholes option pricing model.  The Plans do not provide for the settlement of awards in cash, and new shares are issued upon exercise of an option.

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
Level 1:	Quoted prices in active markets for identical assets or liabilities in active markets that the Company has the ability to access as of the measurement date.
Level 2:
Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3:
Model based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Bank’s estimate of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.

See Note S for more information and disclosures relating to the Company’s fair value measurements.

Adoption of New Accounting Standards

Accounting for Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board ("FASB") issued FASB Accounting Standards Update ("ASU") 2009-16, Accounting for Transfers of Financial Assets (Statement 166), which amends previously issued accounting guidance to enhance accounting and reporting for transfers of financial assets, including securitizations or continuing exposure to the risks related to transferred financial assets.  Prior to the issuance of Statement 166, transfers under participation agreements and other partial loan sales fell under the general guidance for transfers of financial assets.  Statement 166 introduces a new definition for a participating interest along with the requirement for partial loan sales to meet the definition of a participating interest for sale treatment to occur.  If a participation or other partial loan sale does not meet the definition, the portion sold should remain on the books and the proceeds recorded as a secured borrowing until the definition is met.  Additionally, existing provisions that require the transferred assets to be  isolated from the  originating institution (transferor),  that the transferor does not maintain effective control through certain agreements to repurchase or redeem the transferred assets and that the purchasing institution (transferee) has the right to pledge or exchange the assets acquired were retained.  The new provisions became effective on January 1, 2010 and early adoption was not permitted. Under this new standard, the Company’s loan participations were not affected, but the Company deferred approximately $36,000 of gains and recorded $349,458 of secured borrowings related to the sale of a portion of certain loans as of December 31, 2010.  These gains will be recognized when the warranty periods that precluded the sales from meeting the participating interest standard expire.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Fair Value Measurements
In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements, which amends and clarifies existing standards to require additional disclosures regarding fair value measurements.  Specifically, the standard requires disclosure of the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  This standard clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities—previously separate fair value disclosures were required for each major category of assets and liabilities.  This standard also clarifies the requirement to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  Except for the requirement to disclose information about purchases, sales, issuances, and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, these disclosures are effective for the year ended December 31, 2010.  The requirement to separately disclose purchases, sales, issuances, and settlements of recurring Level 3 measurements becomes effective for the Company for the year beginning on January 1, 2011.  The Company adopted this new accounting standard as of January 1, 2010 and the impact of adoption was not material to the consolidated financial statements.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on and after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan and lease losses but did not have an impact on the Company's financial position, results of operation or cash flows.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets as available for sale.  The amortized cost of securities and their approximate fair values at December 31, 2010 and 2009, were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Securities Available-for-Sale:
December 31, 2010:
U.S. Government agencies	$21,083,113	$47,330	$(269,708)	$20,860,735
Mortgage-backed securities	49,831,343	214,719	(566,253)	49,479,809
Municipal securities	2,917,460	19,946	(15,157)	2,922,249
Corporate debt securities	1,980,033	20,417	-	2,000,450
Asset-backed securities	165,144	6,555	-	171,699
	$75,977,093	$308,967	$(851,118)	$75,434,942

December 31, 2009:
U.S. Government agencies	$15,442,231	$40,425	$(14,139)	$15,468,517
Mortgage-backed securities	16,631,325	243,491	(40,158)	16,834,658
Municipal securities	2,917,693	61,066	(5,235)	2,973,524
Corporate debt securities	2,840,493	147,297	-	2,987,790
Asset-backed securities	1,828,299	49,624	-	1,877,923
	$39,660,041	$541,903	$(59,532)	$40,142,412

During 2004, one of the Bank’s asset-backed securities was identified as “other than temporarily impaired,” and a loss reserve was established for this security.  As of December 31, 2010, the gross book value of the security and the reserve was $288,000, for a net book value of $-0-.  The security is in non-accrual status.  However, interest payments received since May 2010 (when the net book value was reduced to zero) have been credited to interest income.

The scheduled maturities of investment securities at December 31, 2010, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value

Within one year	$1,982,038	$2,002,469
Due in one year to five years	20,099,986	19,877,424
Due in five years to ten years	15,676,003	15,675,043
Due in greater than ten years	38,219,066	37,880,006
	$75,977,093	$75,434,942

NOTE B - INVESTMENT SECURITIES – Continued

Included in accumulated other comprehensive loss at December 31, 2010 were net unrealized losses on investment securities available-for-sale of $(542,151).  At December 31, 2009, accumulated other comprehensive income included net unrealized gains on available-for-sale securities of $482,371.  No deduction was made for income taxes on net unrealized gains (losses) as of December 31, 2010 or 2009.  During 2010 and 2009, the Bank sold $24,012,103 and $9,135,234 of investment securities for net gains of $497,224 and $246,982, respectively.

Investment securities in a temporary unrealized loss position as of December 31, 2010 and 2009 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2010:
U.S. Government agencies	$15,984,370	$269,708	$-	$-	$15,984,370	$269,708
Mortgage-backed securities	37,274,270	566,253	-	-	37,274,270	566,253
Municipal securities	1,169,107	15,157	-	-	1,169,107	15,157
	$54,427,747	$851,118	$-	$-	$54,427,747	$851,118

December 31, 2009:
U.S. Government agencies	$4,420,862	$14,139	$-	$-	$4,420,862	$14,139
Mortgage-backed securities	5,712,226	40,158	-	-	5,712,226	40,158
Municipal securities	875,414	5,235	-	-	875,414	5,235
	$11,008,502	$59,532	$-	$-	$11,008,502	$59,532

As of December 31, 2010, the Company held 26 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of December 31, 2010.  The unrealized losses relate principally to changes in market interest rate conditions.  Other than the one impaired asset-backed security noted previously, none of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk and all continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of December 31, 2010, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of December 31, 2010 are other than temporarily impaired.

Investments securities carried at $5,969,000 and $5,133,000 as of December 31, 2010 and 2009, respectively, were pledged to secure public deposits as required by law.  As of December 31, 2010, securities carried at $18,126,000 were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco, as described in Note G.

NOTE C – LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2010, 65% of the loan portfolio was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 36% of the loan portfolio as of December 31, 2010.

Included in total loans are deferred loan origination costs (net of deferred loan origination fees) of $126,000 and $(21,000) at December 31, 2010 and 2009, respectively.  As of December 31, 2010, loans totaling $60,681,000 were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, as described in Note G.

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale), as more fully described in Note A.  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.  Following is a summary of the changes in the Bank’s allowance for loan and lease losses for the years ended December 31:

	2010	2009

Balance at Beginning of Year	$5,536,929	$3,942,219
Provision for Loan and Lease Losses Charged to Expense	5,800,000	5,055,722
Loans Charged Off:
Loans Held for Investment	(2,697,683)	(3,504,435)
Fair Value Adjustments Upon Reclassification to Held for Sale	(5,488,275)	-
Recoveries on Loans Previously Charged Off	46,665	43,423
Balance at End of Year	$3,197,636	$5,536,929

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table shows the Bank’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

	Risk Ratings
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of December 31, 2010:
Construction and land development	$2,931,755	$178,859	$1,324,060	$-	$4,434,674
Commercial real estate - owner-occupied	29,589,847	-	1,023,112	-	30,612,959
Commercial real estate - non-owner-occupied	22,476,929	6,076,667	781,182	-	29,334,778
Residential real estate	15,322,355	-	-	-	15,322,355
All other real estate	1,315,552	-	-	-	1,315,552
Commercial and industrial	14,872,858	149,744	876,629	13,161	15,912,392
Consumer and all other loans and lease financing	8,045,670		132,323	-	8,177,993
Total Loans	$94,554,966	$6,405,270	$4,137,306	$13,161	$105,110,703

As of December 31, 2009:
Construction and land development	$3,080,538	$2,214,971	$6,864,638	$351,847	$12,511,994
Commercial real estate - owner-occupied	26,941,215	1,031,158	9,516,471	228,440	37,717,284
Commercial real estate - non-owner-occupied	29,305,237	666,052	6,935,698	-	36,906,987
Residential real estate	17,321,125	323,266	1,753,235	-	19,397,626
All other real estate	1,327,005	-	1,953,695	-	3,280,700
Commercial and industrial	12,425,343	325,034	2,722,300	13,209	15,485,886
Consumer and all other loans and lease financing	9,237,181	-	968,808	-	10,205,989
Total Loans	$99,637,644	$4,560,481	$30,714,845	$593,496	$135,506,466

During 2010 the Bank reclassified $22,412,779 million of loans with risk ratings of substandard or doubtful to “held for sale,” adjusting the carrying value of those loans by $5,488,275, to reflect their approximate fair values, through charge-offs to the allowance for loan losses.  Those loans were sold from the Bank to MAM following the adjustment to fair value.  As of December 31, 2010, loans held for sale totaled $15,115,000, of which $10,012,000 was impaired.

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

The following table shows information related to impaired loans (excluding loans held for sale) as of and for the year ended December 31, 2010 (amounts in thousands):

				For the Year Ended
	As of December 31, 2010			December 31, 2010
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$1,817,286	$-
Commercial real estate - owner-occupied	-	-	-	2,052,618	-
Commercial real estate - non-owner-occupied	-	-	-	1,392,994	-
Residential real estate	-	-	-	94,452	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,010,361	1,424,431	9,025	1,193,407	-
Consumer and all other loans and lease financing	-	-	-	225,686	-
Total Impaired Loans With An Allowance Recorded	1,010,361	1,424,431	9,025	6,776,443	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	355,899	374,935	-	307,199	-
Commercial real estate - owner-occupied	325,504	396,450	-	46,169	-
Commercial real estate - non-owner-occupied	-	-	-	958,361	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	300,951	321,892	-	298,712	27,296
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	982,354	1,093,277	-	1,610,441	27,296

Total Loans Individually Evaluated for Impairment:
Construction and land development	355,899	374,935	-	2,124,485	-
Commercial real estate - owner-occupied	325,504	396,450	-	2,098,787	-
Commercial real estate - non-owner-occupied	-	-	-	2,351,355	-
Residential real estate	-	-	-	94,452	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,311,312	1,746,323	9,025	1,492,119	27,296
Consumer and all other loans and lease financing	-	-	-	225,686	-
Total Loans Individually Evaluated For Impairment	$1,992,715	$2,517,708	$9,025	$8,386,884	$27,296

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,078,775	$4,078,775	$530,473
Commercial real estate - owner-occupied	30,287,455	30,287,455	165,181
Commercial real estate - non-owner-occupied	29,334,778	29,334,778	696,239
Residential real estate	15,322,355	15,322,355	501,008
All other real estate	1,315,552	1,315,552	3,289
Commercial and industrial	14,601,080	14,601,080	1,012,215
Consumer and all other loans and lease financing	8,177,993	8,177,993	123,727
Unallocated	-	-	156,479
Total Loans Collectively Evaluated For Impairment	$103,117,988	$103,117,988	$3,188,611

Total Loans:
Construction and land development	$4,434,674	$4,453,710	$530,473
Commercial real estate - owner-occupied	30,612,959	30,683,905	165,181
Commercial real estate - non-owner-occupied	29,334,778	29,334,778	696,239
Residential real estate	15,322,355	15,322,355	501,008
All other real estate	1,315,552	1,315,552	3,289
Commercial and industrial	15,912,392	16,347,403	1,021,240
Consumer and all other loans and lease financing	8,177,993	8,177,993	123,727
Unallocated	-	-	156,479
Total Loans	$105,110,703	$105,635,696	$3,197,636

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Information on impaired loans as of and for the year ended December 31, 2009, follows:

2009
Impaired Loans:
Impaired Loans With a Related Allowance for Loan Losses	$672,355
Impaired Loans With No Related Allowance for Loan Losses	5,721,257
Total impaired loans	$6,393,612
Related Allowance for Loan Losses	$66,821
Average Recorded Investment in Impaired Loans	6,312,843
Interest Income Recognized for Cash Payments While Impaired	184,492
Total Loans on Non-accrual	5,891,045
Total Loans Past Due 90 Days or More and Still Accruing	-

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) by delinquency status as of the dates indicated:

							Loans 90+
	Recorded Balance of Loans Past Due						Days Past	Loans in
	30-59	60-89	90+	Total			Due and	Non-Accrual
	Days	Days	Days	Past Due	Current	Total Loans	Accruing	Status
As of December 31, 2010:
Construction and land development	$-	$-	$-	$-	$4,434,674	$4,434,674	$-	$-
Commercial real estate - owner-occupied	-	681,402	-	681,402	29,931,557	30,612,959	-	640,890
Commercial real estate - non-owner-occupied	-	-	-	-	29,334,778	29,334,778	-	-
Residential real estate	-	-	-	-	15,322,355	15,322,355	-	-
All other real estate	-	-	-	-	1,315,552	1,315,552	-	-
Commercial and industrial	237,088	165,120	821,334	1,223,542	14,688,850	15,912,392	-	1,351,825
Consumer and all other loans and lease financing	37,996	-	-	37,996	8,139,997	8,177,993	-	-
Total Loans	$275,084	$846,522	$821,334	$1,942,940	$103,167,763	$105,110,703	$-	$1,992,715

As of December 31, 2009:
Construction and land development	$-	$1,738,385	$633,638	$2,372,023	$10,139,971	$12,511,994	$-	$2,028,085
Commercial real estate - owner-occupied	-	-	596,655	596,655	37,120,629	37,717,284	-	1,074,713
Commercial real estate - non-owner-occupied	-	846,604	1,648,808	2,495,412	34,411,575	36,906,987	-	1,648,808
Residential real estate	-	-	-	-	19,397,626	19,397,626	-	-
All other real estate	-	-	-	-	3,280,700	3,280,700	-	-
Commercial and industrial	352,078	231,659	889,285	1,473,022	14,012,864	15,485,886	-	1,139,439
Consumer and all other loans and lease financing	-	-	-	-	10,205,989	10,205,989	-	-
Total Loans	$352,078	$2,816,648	$3,768,386	$6,937,112	$128,569,354	$135,506,466	$-	$5,891,045

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Bank, for economic reasons related to the borrower’s financial difficulties, grants a concession to the borrower. Such concessions may be granted in various forms, including reduction in the standard interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  There were no troubled debt restructurings in accruing status and less than 90 days past due as of December 31, 2010, and $831,000 as of December 31, 2009.  The Bank has no commitments to lend additional funds to customers with loans classified as troubled debt restructurings.

NOTE E - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED

A summary of premises and equipment as of December 31 follows:

	2010	2009

Land	$976,498	$976,498
Buildings	766,943	766,943
Leasehold Improvements	1,353,254	1,312,691
Furniture, Fixtures, and Equipment	3,325,217	2,942,724
	6,421,912	5,998,856
Accumulated Depreciation and Amortization	(3,222,684)	(2,744,345)
Net Premises and Equipment	$3,199,228	$3,254,511

The Bank has entered into operating leases for its branches and operating facilities, which expire at various dates through 2024.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $819,000 in 2010 and $676,000 in 2009.

At December 31, 2010, the approximate future minimum annual expense under these leases for the next five years is as follows:

2011	$814,969
2012	806,619
2013	632,195
2014	567,247
2015	567,247
Later years	4,868,872
$8,257,149

The minimum rental payments shown above are given for the existing lease obligations only and do not represent a forecast of future rents.  Future increases in rent are not included unless the increases are scheduled and currently determinable.

Included in the above table are obligations under a 15-year lease for an administrative office in San Luis Obispo, California, in which the Bank also intends to open a full-service branch at a future date.  Currently the lease provides for rentals of $39,139 per month.

Following is a summary of the changes in the balance of other real estate owned for 2010 and 2009:

	2010	2009

Balance at Beginning of Year	$2,205,882	$983,100
Real Estate Acquired by Foreclosure	2,360,782	1,694,801
Additional Investments in Other Real Estate	80,948	-
Sales of Other Real Estate	(1,050,542)	-
Write-downs of Other Real Estate	(460,191)	(472,019)
Balance at End of Year	$3,136,879	$2,205,882

NOTE F - DEPOSITS

At December 31, 2010, the scheduled maturities of time deposits are as follows:

Due in One Year	$62,831,374
Due in One to Two Years	16,791,078
Due in Two to Three Years	697,128
$80,319,580

One of the Bank’s customers comprised $34.1 million, or 19.7%, of the Bank’s total deposits as of December 31, 2010.  Deposit overdrafts reclassified as loan balances were $1,006 and $5,495 as of December 31, 2010 and 2009, respectively.

NOTE G - OTHER BORROWINGS

Other borrowings on the December 31, 2010 balance sheet of $349,458 consists of proceeds from the sale of SBA loans that have been sold but are subject to a 90-day premium refund obligation.  Once the 90-day premium refund obligation period has elapsed, the transaction will be recorded as a sale, with the loans and the secured borrowings removed from the balance sheet and the resulting gain on sale ($36,000) recorded in the consolidated statement of operations.  See Note A for further discussion of loans held for sale.

As of December 31, 2009, other borrowings was comprised of fixed rate advances from the Federal Home Loan Bank of San Francisco, with $3,000,000 scheduled to mature in 2010 and $3,000,000 scheduled to mature in 2013.  In October 2010 the Bank chose to prepay the remaining FHLB borrowings, incurring a prepayment penalty of $377,966, which is included in non-interest expenses.

As of December 31, 2010, loans of approximately $98 million and securities of approximately $18 million were pledged to the FHLB to secure potential borrowings.  Utilizing that collateral, the Bank had the capability to borrow up to $40.8 million from the FHLB.  That borrowing capacity could be increased by another $7.7 million if additional securities were pledged as collateral.

As of December 31, 2010, the Bank also had access to the Federal Reserve Bank of San Francisco’s (“FRB-SF”) “Discount Window” for additional secured borrowing should the need arise.  However, no loans or securities had been pledged to secure those potential borrowings as of that date.

The Bank also has a $4.0 million unsecured borrowing line with a correspondent bank.  As of December 31, 2010, there was no balance outstanding on this line.

NOTE H - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at 3-mo. LIBOR plus 2.95% for an effective rate of 3.24% as of December 31, 2010.  The debt securities can be redeemed at par.

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

NOTE I - INCOME TAXES

The income tax expense for the years ended December 31, 2010 and 2009 is comprised of the following:

	2010	2009
Current Taxes:
Federal	$-	$-
State	-	2,400
	-	2,400
Deferred	(2,835,105)	(2,615,033)
Change in Valuation Allowance	2,835,105	3,447,584
Income Tax Expense	$-	$834,951

A comparison of the federal statutory income tax rates to the Company’s effective income tax (benefit) follows:

	2010		2009
	Amount	Rate	Amount	Rate

Federal Tax Rate	$(2,272,542)	34.0%	$(2,071,147)	34.0%
California Franchise Taxes, Net
of Federal Tax Benefit	(483,493)	7.2%	(439,100)	9.2%
Allowance for Deferred Tax Assets	2,835,105	(42.4)%	3,447,584	(72.2)%
Interest on Municipal Securities and Loans	(93,152)	1.4%	(90,654)	1.9%
Increase in Cash Surrender Value
of Company-Owned Life Insurance	(31,882)	0.5%	(32,740)	0.7%
Other Items - Net	45,964	(0.7)%	21,008	(0.4)%
Income Tax Expense	$-	0.0%	$834,951	(26.8)%
Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

NOTE I - INCOME TAXES - Continued

The following is a summary of the components of the net deferred tax asset (liability) accounts recognized in the accompanying consolidated balance sheets:

	2010	2009
Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$374,332	$1,904,860
Reserve for Impaired Security	118,370	120,100
Other Real Estate Owned	499,764	388,514
Interest on Non-Accrual Loans	78,831	1,705
Net Operating Loss Carryforwards	6,652,809	2,311,916
Charitable Contribution Carryforwards	91,726	86,161
Other	171,432	179,674
Deferred Tax Assets Before Valuation Allowance	7,987,264	4,992,930

Deferred Tax Valuation Allowance	(7,408,574)	(4,573,469)
Total Deferred Tax Assets	578,690	419,461

Deferred Tax Liabilities:
Deferred Loan Costs	(196,377)	(210,697)
Depreciation Differences	(82,682)	(125,645)
BEA Award Deferred for Tax Purposes	(225,757)	-
Other	(73,874)	(83,119)
Total Deferred Tax Liabilities	(578,690)	(419,461)

Net Deferred Tax Assets	$-	$-

The valuation allowance was established because of the Company’s ongoing operating losses and cumulative deficit position.  The Company has net operating loss carry forwards of approximately $16,127,000 for federal income and $16,350,000 for California franchise tax purposes.  The federal and California net operating loss carry forwards, to the extent not used, will expire from 2028 through 2030.

As of December 31, 2010, tax years for 2007 through 2010 remain open to audit by the Internal Revenue Service and by the California Franchise Tax Board.  In the opinion of management, all significant tax positions taken, or expected to be taken, by the Company in any open tax year would more likely than not be sustained upon examination by the tax authorities.

NOTE J - STOCK OPTION PLANS

The Company adopted in 1998 a stock option plan under which 180,000 shares of the Company’s common stock may be issued.  The 1998 Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted and received shareholder approval for the Mission Community Bancorp 2008 Stock Incentive Plan.  The 2008 Plan provides for the grant of various equity awards, including stock options.  A total of 201,840 common shares may be issued under the 2008 Plan.  Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, generally for a term of ten years, with vesting occurring ratably over five years.  The Plans do not provide for the settlement of awards in cash, and new shares are issued upon exercise of an option.  The Plans provide for acceleration of vesting of all options upon change in control of the Company.  The Company recognized in 2010 and 2009 stock-based compensation of $85 thousand and $70 thousand, respectively, which represents the fair value of options vested during those years.  No income tax benefits related to that stock-based compensation were recognized in 2010 or 2009.

On July 1, 2010, the Company granted to its chief executive officer options to purchase a total of 100,368 shares of common stock at an exercise price of $5.00 per share (equal to the grant date fair value of the Company’s common stock).  These non-qualified stock options were granted under the 2008 Plan, vest over three years, and expire ten years after the date of grant.  The fair value ascribed to those options, using the Black-Scholes option pricing model, was $2.85 per share, or a total of $286,050.  Additional assumptions used in determining the fair value of options granted in 2010 included: stock price volatility of 45.6% and a 1.80% risk-free rate of return.  No options were granted in 2009.

A summary of the status of the Company’s fixed stock option plans as of December 31, 2010 and changes during the year is presented below:

			Weighted-		Aggregate
		Weighted-	Average		Intrinsic
		Average	Remaining		Value of
		Exercise	Contractual		In-the-Money
	Shares	Price	Term		Options
Outstanding at Beginning of Year	87,564	$16.44
Granted	100,368	5.00
Exercised	-
Forfeited/Expired	(4,500)
Outstanding at End of Year	183,432	$10.39	7.4	Years	$-

Options Vested at Year-End	58,426	$16.44	3.7	Years	$-

Options Vested or Expected to Vest	183,432	$10.39	7.4	Years	$-

Weighted-Average Fair Value of
Options Granted During the Year		$2.85
No options were exercised in 2010 or 2009.

As of December 31, 2010, the Company has unvested options outstanding with unrecognized compensation expense totaling $329,000, which is scheduled to be recognized as follows:

2011                                                                                   $133,000
2012                                                                                     133,000
2013                                                                                       63,000
Total unrecognized compensation cost                          $329,000

NOTE K – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was $(5,000) in 2010 and $36,000 in 2009.  The negative expense in 2010 was due to an adjustment to the December 31, 2009, accrued 401k Plan liability.

NOTE L - PREFERRED AND COMMON STOCK

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

NOTE L - PREFERRED AND COMMON STOCK (continued)

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

Common Stock – As of December 31, 2010 and 2009, the Company had 7,094,274 and 1,345,602 shares, respectively, of common stock outstanding.

On December 22, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Carpenter Fund Manager GP, LLC, (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).  On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement, as amended, by and between the Company and the Manager on behalf of the Investors.  At the Initial Closing the Investors purchased an aggregate of 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock of the Company for an aggregate purchase price of $10,000,000.  The warrants are exercisable for a term of five years from issuance at an exercise price of $5.00 per share and contain customary anti-dilution provisions.

On June 15, 2010, the Investors purchased an aggregate of 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant in the second closing under the Securities Purchase Agreement (the “Second Closing”), for an aggregate purchase price of $15,000,000.

The Company used a substantial majority of the proceeds from the First and Second Closings to enable a newly-formed wholly owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering commenced on October 8, 2010, and closed on December 15, 2010, with the issuance of 748,672 shares of common stock and warrants to purchase 748,672 shares of common stock, for an aggregate purchase price of $3,743,360.

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing and the Rights Offering, the Manager is the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants) or 75.2% of the issued and outstanding shares.

NOTE M - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  In the Bank’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons.

The following is a summary of the activity in these loans:

	2010	2009

Balance at the beginning of the year	$205,247	$4,986,295
New loans and advances	13,047	112,254
Repayments	(3,075)	(1,938)
Reclassifications (persons no longer considered related parties)	(13,406)	(4,891,364)
Balance at the end of the year	$201,813	$205,247

Deposits from related parties held by the Bank totaled approximately $1,511,000 at December 31, 2010, and $1,714,000 at December 31, 2009.

During 2008, Bancorp pledged certificates of deposit in an unaffiliated bank totaling $75,000 as collateral for borrowings of MCSC under a line of credit.  One of the certificates matured in 2009 and was replaced by a certificate for $25,000, which has been pledged as collateral for the line of credit.  As of December 31, 2010, MCSC had borrowed $15,000 on the line.  No potential liability was recognized by Bancorp as of December 31, 2010, because the outstanding balance on the line is expected to be repaid with funds to be received from other sources, including a grant program through the U.S. Small Business Administration.  During 2009 Bancorp made cash contributions to MCSC totaling $709.  No cash contributions were made to MCSC during 2010.

NOTE N - COMMITMENTS AND CONTINGENCIES

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2010	2009

Commitments to Extend Credit	$19,832,000	$18,219,000
Standby Letters of Credit	901,000	301,000
	$20,733,000	$18,520,000

NOTE N - COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE O - LOSS PER SHARE

The following is a reconciliation of net loss and shares outstanding to the loss and number of shares used in the computation of loss per share:

	2010	2009
Average common shares outstanding
during the year (used for basic EPS)	4,388,691	1,345,602

Net loss	$(6,683,947)	$(6,926,559)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(153,902)	(487,278)
Non-convertible preferred (Series B)	(31,550)	(99,892)
Non-convertible TARP preferred (Series D)	255,800	217,430
Total income (loss) allocated to preferred stock	70,348	(369,740)
Net loss allocated to common stock	$(6,754,295)	$(6,556,819)

Basic loss per common share	$(1.54)	$(4.87)

NOTE P - REGULATORY MATTERS

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

NOTE P - REGULATORY MATTERS – continued

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the table below.

The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,649	17.20%	$12,587	10.0%	$10,069	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,054	15.93%	$7,552	6.0%	$5,035	4.0%
Tier 1 Capital (to Average Assets)	$20,054	10.18%	$9,852	5.0%	$7,881	4.0%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$22,053	14.22%	$15,509	10.0%	$12,407	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,069	12.94%	$9,306	6.0%	$6,204	4.0%
Tier 1 Capital (to Average Assets)	$20,069	9.59%	$10,462	5.0%	$8,369	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any dividends or other capital distributions made during those periods.  Under this rule, due to the Bank’s 2010 and 2009 net losses, regulatory approval is required as of December 31, 2010, for any dividend distributions from the Bank to Bancorp.  However, dividend distributions from the Bank would not downgrade the Bank’s prompt corrective action status from well-capitalized to adequately-capitalized unless they exceeded $9,062,000.

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

NOTE Q - GRANTS AND AWARDS

In 2010 the Bank received a $600,000 grant from the Bank Enterprise Award (“BEA”) program of the Department of the Treasury, based on lending activity of the Bank in 2009.  In 2009 the Bank received an $81,000 BEA award.  These awards were recognized in non-interest income.

Although the Bank is a certified CDFI bank and expects to continue to apply for various grants and awards, there can be no assurance that it will receive similar future grants or awards.

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only)

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS
	2010	2009
ASSETS
Cash	$4,067,105	$842,766
Time deposits in other banks	50,000	75,000
Investment in subsidiary bank	19,533,493	20,570,694
Investment in non-bank subsidiary	17,969,083	-
Other real estate owned	565,000	565,000
Other assets	97,005	104,628
TOTAL ASSETS	$42,281,686	$22,158,088
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debt securities	$3,093,000	$3,093,000
Due to Mission Community Bank	9,019	377,433
Other liabilities	36,179	49,940
TOTAL LIABILITIES	3,138,198	3,520,373
TOTAL SHAREHOLDERS' EQUITY	39,143,488	18,637,715
	$42,281,686	$22,158,088

CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
Interest income	$26,877	$22,604
Interest expense	103,263	116,092
Net interest expense	(76,386)	(93,488)
Less salaries and benefits	464,441	202,006
Less other expenses	311,909	356,636
Loss before equity in undistributed income of subsidiary	(852,736)	(652,130)
Equity in undistributed loss of subsidiaries	(5,831,211)	(6,274,429)
Net loss	$(6,683,947)	$(6,926,559)

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only) – Continued

CONDENSED STATEMENTS OF CASH FLOWS
	2010	2009
Operating activities:
Net loss	$(6,683,947)	$(6,926,559)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Loss of subsidiaries	5,831,211	6,274,429
Stock-based compensation	47,675	-
Write-downs on other real estate	-	250,000
Income tax refunds received	-	615,532
Other, net	(374,552)	241,483
Net cash provided by (used in) operating activities	(1,179,613)	454,885
Investing activities:
Maturity of time deposits in other banks	25,000	-
Purchase of other real estate from subsidiary	-	(815,000)
Investment in bank subsidiary	(5,500,000)	(5,116,000)
Investment in non-bank subsidiary	(18,250,000)	-
Net cash (used in) investing activities	(23,725,000)	(5,931,000)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	28,384,752	-
Proceeds from issuance of preferred stock, net of issuance costs	-	5,067,722
Cash dividends paid	(255,800)	(217,430)
Net cash provided by financing activities	28,128,952	4,850,292
Net increase (decrease) in cash	3,224,339	(625,823)
Cash at beginning of year	842,766	1,468,589
Cash at end of year	$4,067,105	$842,766

NOTE S - FAIR VALUE MEASUREMENT

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities:  The fair values of investment securities available for sale are determined by obtaining quoted market prices (Level 1), if available.  If quoted market prices are not available, fair value is determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities.  Rather than relying exclusively on quoted prices for specific securities, matrix pricing relies on the securities’ relationship to other benchmark quoted securities (Level 2).

In certain cases where there is limited activity or less transparency for inputs to the valuation, securities are classified in Level 3 of the valuation hierarchy. For instance, the Bank has one security in its available-for-sale portfolio that has been assessed as “impaired” since 2004.  Due to the illiquidity in the secondary market for this security and the lack of observable inputs to the estimation process, this fair value estimate cannot be corroborated by observable market data.  Therefore, management concluded that Level 3 pricing was more appropriate for this security.   There were no changes in the valuation techniques used during 2010 or 2009 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2010.

NOTE S - FAIR VALUE MEASUREMENT – Continued

Management monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

Loans Held for Sale:  Loans held for sale are carried at the lower of cost or market value.  The fair value of SBA loans held for sale is determined using quoted market prices for similar assets (Level 2).  The fair value of loans held for sale by the Company’s MAM subsidiary are valued by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower.  The projected amount and timing of cash flows expected to be received, including collateral liquidation if repayment weaknesses exist, is then discounted using an effective market rate to determine the fair value as of the reporting date (Level 3).

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

Impaired Loans:  Except for certain loans held for sale, the Company does not record loans at fair value on a recurring basis. However, from time to time, fair value adjustments are recorded on these loans to reflect (1) partial write-downs, through charge-offs or specific reserve allowances, that are based on the current appraised or market-quoted value of the underlying collateral, (2) the present value of the expected cash flows from the loan, or (3) the full charge-off of the loan carrying value. In some cases, the properties for which market quotes or appraised values have been obtained are located in areas where comparable sales data is limited, outdated, or unavailable. Fair value estimates for collateral-dependent impaired loans are obtained from real estate brokers or other third-party consultants (Level 3).

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell.  In cases where the carrying amount exceeds the fair value less costs to sell, an impairment loss is recognized.  Fair values are generally based on third party appraisals of the property which are commonly adjusted by management to reflect an expectation of the amount to be ultimately collected (Level 3).

NOTE S - FAIR VALUE MEASUREMENT – Continued

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
December 31, 2010	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$20,861	$-	$20,861
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,000	-	2,000
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Total assets measured at fair value on a recurring basis	$-	$75,435	$15,115	$90,550
December 31, 2009
Available for sale securities:
U.S. Government agencies	$-	$15,468	$-	$15,468
Mortgage-backed securities	-	16,835	-	16,835
Municipal securities	-	2,974	-	2,974
Corporate debt securities	-	2,987	-	2,987
Asset-backed securities	-	1,869	9	1,878
Total available-for-sale securities	-	40,133	9	40,142
Loans held for sale	-	-	904	904
Total assets measured at fair value on a recurring basis	$-	$40,133	$913	$41,046

SBA loan servicing rights, which are carried at the lower of cost or fair value, have resulted in no write-down or valuation allowance as of December 31, 2010.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Full Year
December 31, 2010:	Level 1	Level 2	Level 3	Total	Gains (Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,010	$1,010	$(648)
Commercial real estate - owner-occupied	-	-	326	326	(97)
Construction and land development	-	-	356	356	(10)
Total impaired loans, net of specific reserves	$-	$-	$1,692	$1,692	$(755)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	3,137	$3,137	$(486)

December 31, 2009:
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$606	$606	$(153)
Commercial real estate - owner-occupied	-	-	63	63	(9)
Commercial real estate - non-owner-occupied	-	-	1,649	1,649	(576)
Construction and land development	-	-	2,028	2,028	(564)
Total impaired loans, net of specific reserves	$-	$-	$4,346	$4,346	$(1,302)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	2,206	$2,206	$(472)

NOTE S - FAIR VALUE MEASUREMENT – Continued

Total losses of $755,000 and $1,302,000 represent impairment charges recognized during the years ended December 31, 2010 and 2009, respectively related to the above impaired loans.  There were no changes in the valuation techniques used during 2010.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009:

(in thousands)	Level 3 Securities Available for Sale and Loans Held for Sale
	2010	2009
Balance at beginning of year	$913	$1,297
Securities transfered into Level 3	-	92
Net decrease in SBA loans held for sale	(904)	(361)
Loans held for sale transfered into Level 3	16,925	-
Settlements - principal reductions in loans held for sale	(1,749)	-
Securities valuation reserve	(9)	(115)
Loans held for sale valuation reserve	(61)	-
Balance at end of year	$15,115	$913

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits in other banks.  The fair values of investment securities are generally based on quoted matrix pricing.  The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.  The carrying amounts of FHLB and FRB stock approximate their fair values. These investments are carried at cost and are redeemable at par with certain restrictions. The fair value of company-owned life insurance policies is based on current cash surrender values at each reporting date provided by the insurers.  The fair value of accrued interest receivable approximates its carrying value.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.  The fair value of accrued interest payable approximates its carrying value.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$10,817,000	$10,817,000	$8,595,000	$8,595,000
Interest-bearing deposits in other banks	550,000	550,000	425,000	425,000
Investment securities	75,435,000	75,435,000	40,142,000	40,142,000
Loans held for sale	15,115,000	15,115,000	904,000	904,000
Loans, net	101,913,000	102,926,000	129,970,000	131,859,000
Federal Home Loan Bank and other stocks	2,682,000	2,682,000	3,003,000	3,003,000
Company-owned life insurance	2,979,000	2,979,000	2,886,000	2,886,000
Accrued interest receivable	697,000	697,000	730,000	730,000

Financial Liabilities:
Deposits	173,240,000	173,590,000	163,770,000	164,174,000
Other borrowings	349,000	349,000	6,000,000	6,087,000
Junior subordinated debt securities	3,093,000	1,333,000	3,093,000	3,090,000
Accrued interest payable	180,000	180,000	253,000	253,000

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s accountants regarding accounting and financial disclosure.

Item 9A.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation as of December 31, 2010, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 15a-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2010.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and interpretive guidance provided by the Securities and Exchange Commission.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 12 to 18 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board’s Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Based on internal audits performed in 2009 and 2010, neither management nor the Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state charted bank, the Bank is examined by the FRBSF and the DFI.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board’s Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement, which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2010, the Bank is not operating under any formal agreement with the FRB or DFI.

The Company’s independent registered public accountants are not engaged to perform an audit of the Company’s internal control over financial reporting.  The independent auditors consider internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  In addition to their opinion on the financial statements, the independent auditors may, however, provide recommendations for improvements in accounting or internal controls, and any such reports are presented to management and the Board’s Audit Committee.  As of December 31, 2010, the Company’s independent registered public accountants have certified the audited financial statements of the Company, with no material weaknesses identified in internal controls or financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered pubic accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to non-accelerated filers, which permit us to provide only management’s report in this Annual Report on Form 10-K.

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

The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” above.  The other information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

Item 14.  Principal Accounting Fees and Services

The information for this item is incorporated by reference to the Company’s proxy statement for the annual meeting of shareholders.

PART IV

Item 15. Exhibits

Exhibit Index:
Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (Y)
3.3	Bylaws (B)(S)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Purchase Agreement dated October 10, 2003, by and among Registrant, Mission Community Capital Trust I, and Bear Stearns & Co., Inc. (E)
4.5	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.6	Declaration of Trust Mission Community Capital Trust I dated October 10, 2003 (E)
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

10.24	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
14	Code of Ethics
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm – Perry-Smith LLP
23.2	Consent of Independent Registered Public Accounting Firm – Vavrinek, Trine, Day & Co. LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
(A)Included in the Company’s Form 8-K filed on December 18, 2000
(B)Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)Included in the Company’s Form 10-QSB filed August 12, 2002
(D)Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)Included in the Company’s Form 8-K filed on October 21, 2003
(F)Included in the Company’s Form 10-QSB filed on August 10, 2004
(G)Included in the Company’s Form 8-K filed on January 19, 2005
(H)Intentionally omitted
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
Dated:   March 31, 2011

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:    March 31, 2011

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ George H. Andrews	Director	March 22, 2011
GEORGE. H. ANDREWS
/s/ Bruce M. Breault	Director	March 25, 2011
BRUCE M. BREAULT
/s/ William B. Coy	Vice Chairman of the Board	March 22, 2011
WILLIAM B. COY
/s/ Howard N. Gould	Director	March 22, 2011
HOWARD N. GOULD
/s/ Richard Korsgaard	Director	March 22, 2011
RICHARD KORSGAARD
/s/ James W. Lokey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
JAMES W. LOKEY
/s/ Ronald B. Pigeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011
RONALD B. PIGEON
/s/ Anita M. Robinson	Director and President	March 31, 2011
ANITA M. ROBINSON
/s/ Harry H. Sackrider	Director	March 22, 2011
HARRY H. SACKRIDER
/s/ Gary E. Stemper	Director	March 22, 2011
GARY E. STEMPER
/s/ Brooks W. Wise	Director	March 31, 2011
BROOKS W. WISE
/s/ Stephen P. Yost	Director	March 22, 2011
STEPHEN P. YOST