Form 10-Q
period 2011-03-31
MISSION COMMUNITY BANCORP
filed 2011-05-16
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,094,274 shares of common stock outstanding as of May 6, 2010.

Index

Mission Community Bancorp
March 31, 2011

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
March 31, 2011, December 31, 2010 and March 31, 2010

Condensed Consolidated Statements of Operations
for the Three-Month Periods Ended March 31, 2011 and 2010

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Three-Month Periods Ended March 31, 2011 and 2010

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2011 and 2010

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

Index

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)
	March 31, 2011	December 31, 2010	March 31, 2010
Assets
Cash and due from banks	$8,370	$10,817	$13,900
Federal funds sold	-	-	-
Total cash and cash equivalents	8,370	10,817	13,900
Interest-bearing deposits in other banks	302	550	400
Investment securities available for sale	79,399	75,435	40,662

Loans held for sale	12,457	15,115	771

Loans, net of unearned income	105,294	105,110	131,714
Less allowance for loan and lease losses	(3,245)	(3,198)	(5,080)
Net loans	102,049	101,912	126,634

Federal Home Loan Bank stock and other stock, at cost	2,606	2,682	3,003
Premises and equipment	3,165	3,199	3,335
Other real estate owned	4,053	3,137	1,500
Company owned life insurance	3,002	2,980	2,909
Accrued interest and other assets	2,216	1,974	1,847
Total Assets	$217,619	$217,801	$194,961

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$24,706	$22,910	$22,194
Money market, NOW and savings	63,346	70,010	57,979
Time certificates of deposit	86,606	80,320	85,178
Total deposits	174,658	173,240	165,351
Other borrowings	-	349	6,000
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,445	1,975	2,234
Total liabilities	179,196	178,657	176,678
Shareholders' equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	392	392	392
Preferred stock - Series B (20,500 shares issued and outstanding)	192	192	192
Preferred stock - Series C (50,000 shares issued and outstanding)	500	500	500
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized;
Issued and outstanding: 7,094,274 at March 31, 2011
and December 31, 2010, and 1,345,602 at March 31, 2010	46,387	46,427	18,042
Additional paid-in capital	361	327	251
Retained deficit	(13,751)	(13,220)	(6,730)
Accumulated other comprehensive (loss) income	(726)	(542)	568
Total shareholders' equity	38,423	39,144	18,283
Total Liabilities and Shareholders' Equity	$217,619	$217,801	$194,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)
	For the Three Months Ended
	March 31, 2011	March 31, 2010
Interest Income
Interest and fees on loans	$1,789	$2,058
Interest on investment securities	419	309
Other interest income	10	7
Total interest income	2,218	2,374
Interest Expense
Interest on money market, NOW and savings deposits	115	119
Interest on time certificates of deposit	247	338
Other interest expense	30	99
Total interest expense	392	556
Net interest income	1,826	1,818
Provision for loan and lease losses	-	200
Net interest income after provision for loan and lease losses	1,826	1,618
Non-interest income
Service charges on deposit accounts	77	82
Gain on sale of loans	106	-
Loan servicing fees, net of amortization	24	34
Gain on sale of available-for-sale securities	-	58
Other real estate income	20	-
Net losses and writedowns of fixed assets or other real estate	(47)	(106)
Gain on disposition of loans held for sale	50	-
Other income and fees	42	39
Total non-interest income	272	107
Non-interest expense
Salaries and employee benefits	1,315	923
Occupancy expenses	321	300
Furniture and equipment	114	124
Data processing	201	188
Professional fees	130	134
Marketing and business development	37	29
Office supplies and expenses	59	57
Insurance and regulatory assessments	145	204
Loan and lease expenses	37	28
Other real estate expenses	56	10
Other expenses	150	114
Total non-interest expense	2,565	2,111
Loss before income taxes	(467)	(386)
Income tax expense (benefit)	-	-
Net loss	$(467)	$(386)
Net loss applicable to common stock	$(522)	$(413)

Per Common Share Data:
Net loss - basic	$(0.07)	$(0.31)

Average common shares outstanding - basic	7,094,274	1,345,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	Loss	Total

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638

Dividends declared and paid
on Series D preferred stock						(64)		(64)

Stock-based compensation				9				9

Comprehensive loss:
Net (loss)					$(386)	(386)		(386)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $0					(22)		(22)	(22)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	108	-	108	108
Total comprehensive loss					$(300)

Balance at March 31, 2010	$6,152	1,345,602	$18,042	$251		$(6,730)	$568	$18,283

Balance at January 1, 2011	$6,152	7,094,274	$46,427	$327		$(13,220)	$(542)	$39,144

Dividends declared and paid
on Series D preferred stock						(64)		(64)

Stock-based compensation				34				34

Additional expenses of 2010
shareholder rights offering			(40)					(40)

Comprehensive loss:
Net (loss)					$(467)	(467)		(467)
Net unrealized gain on
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	(184)	-	(184)	(184)
Total comprehensive loss					$(651)

Balance at March 31, 2011	$6,152	7,094,274	$46,387	$361		$(13,751)	$(726)	$38,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating Activities
Net loss	$(467)	$(386)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	125	133
Accretion of discount on securities and loans, net	119	(23)
Provision for credit losses	-	200
Stock-based compensation	34	9
Gain on sale of available-for-sale securities	-	(58)
Gain on sale or disposition of loans held for sale	(106)	-
Net losses and writedowns of fixed assets or other real estate	47	106
Increase in company-owned life insurance	(22)	(23)
Other, net	(773)	503
Proceeds from loan sales	965	2,920
Loans originated for sale	(933)	(2,041)
Net cash (used in) provided by operating activities	(1,011)	1,340
Investing Activities
Net change in Federal Home Loan Bank and other stock	76	-
Net decrease in deposits in other banks	248	25
Purchase of available-for-sale securities	(7,995)	(3,967)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,703	3,536
Proceeds from sales of available-for-sale securities	-	58
Net decrease in loans	1,550	2,409
Purchases of premises and equipment	(91)	(213)
Additional investments in other real estate owned	(32)	-
Proceeds from sale of other real estate owned	139	600
Net cash (used in) provided by investing activities	(2,402)	2,448
Financing Activities
Net (decrease) increase in demand deposits and savings accounts	(4,868)	1,413
Net increase in time deposits	6,287	168
Net (decrease) in other borrowings	(349)	-
Additional stock offering costs	(40)	-
Payment of TARP-CPP dividends	(64)	(64)
Net cash provided by financing activities	966	1,517
Net (decrease) increase in cash and cash equivalents	(2,447)	5,305
Cash and cash equivalents at beginning of year	10,817	8,595
Cash and cash equivalents at end of period	$8,370	$13,900

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	$(184)	86
Real estate acquired by foreclosure	1,070	-
Supplemental disclosures of cash flow information:
Interest paid	382	545
Taxes paid	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, which was filed on March 31, 2011.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2011 and 2010 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to applicable legal limits. The Bank participated in the FDIC’s Transaction Account Guarantee Program (“TAGP”). Under the program, through December 31, 2010, all noninterest-bearing transaction accounts were fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to and separate from the coverage under the FDIC’s general deposit insurance rules.  The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the current standard maximum deposit insurance amount to $250,000 and extended full deposit insurance coverage for non-interest bearing transaction accounts to December 31, 2012.

Note 2 – Stock Based Compensation

The Company has a stock option plan, adopted in 1998, which is more fully described in Note J to the consolidated financial statements in the Company’s Annual Report on Form 10-K.  The 1998 Stock Option Plan has been terminated with respect to the granting of future options under

Index

the Plan.  In 2008 the Company adopted the Mission Community Bancorp 2008 Stock Incentive Plan, which provides for the grant of various equity awards, including stock options.

The Company accounts for equity-based compensation arrangements, including employee stock options, using the “modified prospective method,” where stock-based compensation expense is recognized using the fair value based method for all new awards granted.

The Company determines the fair value of options granted on the date of grant using a Black-Scholes-Merton option pricing model, which uses assumptions based on expected option life, expected stock volatility and the risk-free interest rate. The expected volatility assumptions used by the Company are based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options. The Company bases its expected life assumption on its historical experience and on the terms and conditions of the stock options it grants to employees. The risk-free rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the options in effect at the time of the grant. The Company also makes assumptions regarding estimated forfeitures that will impact the total compensation expenses recognized.

The fair value of each option granted in the three months ended March 31, 2011, was estimated on the date of grant using the following assumptions:

Exercise price - $5.00
Market price of common stock - $3.65
Expected stock price volatility - 37.4%
Expected option life - 6 years
Risk-free interest rate - 2.32%
Weighted average fair value of options granted during the period - $1.09

No options were granted during the three months ended March 31, 2010.

During the three-month periods ended March 31, 2011 and 2010, the Bank recognized pre-tax stock-based compensation expense of $34,000 and $9,000, respectively.  As of March 31, 2011, the Company has unvested options outstanding with unrecognized compensation expense totaling $323,000, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2011	$104
2012	138
2013	69
2014	6
2015	5
2016	1
Total unrecognized compensation cost	$323

Index

No options outstanding were “in the money” as of March 31, 2011.

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
March 31, 2011:
U.S. Government agencies	$27,907	$41	$(298)	$27,650
Mortgage-backed securities	48,164	197	(722)	47,639
Municipal securities	2,917	46	-	2,963
Corporate debt securities	996	4	-	1,000
Asset-backed securities	141	6	-	147
	$80,125	$294	$(1,020)	$79,399

December 31, 2010:
U.S. Government agencies	$21,083	$47	$(270)	$20,860
Mortgage-backed securities	49,831	215	(566)	49,480
Municipal securities	2,917	20	(15)	2,922
Corporate debt securities	1,981	20	-	2,001
Asset-backed securities	165	7	-	172
	$75,977	$309	$(851)	$75,435

The scheduled maturities of investment securities at March 31, 2011, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$997	$1,001
Due in one year to five years	26,986	26,735
Due in five years to ten years	16,866	16,767
Due in greater than ten years	35,276	34,896
	$80,125	$79,399

Index

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011:
U.S. Government agencies	$18,724	$298	$-	$-	$18,724	$298
Mortgage-backed securities	36,242	722	-	-	36,242	722
Municipal securities	303	-	-	-	303	-
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$55,269	$1,020	$-	$-	$55,269	$1,020

December 31, 2010:
U.S. Government agencies	$15,985	$270	$-	$-	$15,985	$270
Mortgage-backed securities	37,274	566	-	-	37,274	566
Municipal securities	1,169	15	-	-	1,169	15
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$54,428	$851	$-	$-	$54,428	$851

As of March 31, 2011, the Company held 25 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of March 31, 2011.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of March 31, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of March 31, 2011 are other than temporarily impaired.

During the first quarter of 2010, the Bank sold $5,532,000 of investment securities for gross gains of $58,000.  Settlement of these transactions occurred during the second quarter of 2010.  No securities were sold at a loss in the first quarter of 2010, and no securities were sold in the first quarter of 2011.

As of March 31, 2011, investment securities carried at $5,792,000 and $17,742,000 were pledged to secure public deposits, as required by law, and to secure potential borrowings from the Federal Home Loan Bank of San Francisco, respectively.

Index

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	March 31, 2011		December 31, 2010		March 31, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$16,872	14.3%	$17,701	14.7%	$19,051	14.4%
Agricultural	2,484	2.1%	1,022	0.9%	671	0.5%
Leases, net of unearned income	933	0.8%	1,047	0.9%	1,208	0.9%
Municipal loans	3,603	3.1%	2,987	2.5%	3,822	2.9%
Real estate	84,139	71.4%	87,005	72.4%	93,658	70.7%
Construction and land development	8,188	7.0%	8,972	7.4%	12,496	9.4%
Consumer	1,532	1.3%	1,491	1.2%	1,579	1.2%
Total loans	$117,751	100.0%	$120,225	100.0%	$132,485	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale
(Dollars in thousands)
	March 31, 2011		December 31, 2010		March 31, 2010
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$243	0.2%	$32	0.0%	$771	0.6%
Real estate	8,774	7.5%	10,545	8.8%	-	0.0%
Construction and land development	3,440	2.9%	4,538	3.8%	-	0.0%
Total loans	$12,457	10.6%	$15,115	12.6%	$771	0.6%

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans held for investment.  Loans held for sale are carried at the lower of cost or fair value, with no allowance for loan losses.

Index

As of March 31, 2011, and December 31, 2010, loans totaling $75,145,000 and $60,681,000, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

Included in commercial loans at December 31, 2010, were $349,458 in guaranteed portions of SBA loans sold and subject to a 90-day premium refund obligation.  In accordance with accounting standards for the sale of a portion of a loan, the Bank recorded the proceeds from the sale of the guaranteed portion of those SBA loans, which totaled $385,546, as a secured borrowing and included $349,458 of that amount in other borrowings on the consolidated balance sheet, with $36,088 recorded as a deferred premium and included in other liabilities.  The 90-day premium refund obligation elapsed during the first quarter of 2011 and the transaction was recorded as a sale during that quarter, with the guaranteed portions of loans and the secured borrowings removed from the balance sheet and the resulting gain on sale recorded.  In February 2011, the SBA eliminated the refund obligation period, so the Bank is no longer required to defer gain recognition for SBA loan sales after February 15, 2011.  As of March 31, 2011, no SBA loan sales have been deferred.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	March 31, 2011	March 31, 2010

Balance at beginning of year	$3,197,636	$5,536,929
Provision for loan and lease losses charged to expense	-	200,000
Loans charged off	(8,049)	(687,354)
Recoveries on loans previously charged off	55,043	30,817
Balance at end of period	$3,244,630	$5,080,392

Changes in the allowance for loan and lease losses for the three months ended March 31, 2011, and year ended December 31, 2010, are shown below disaggregated by portfolio segment:

	Three Months Ended March 31, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off:	Balance at End of Period

Construction and land development	$530,473	$94,082	$-	$-	$624,555
Commercial real estate - owner-occupied	165,181	136,031	-	10,475	311,687
Commercial real estate - non-owner-occupied	696,239	(222,118)	-	-	474,121
Residential real estate	501,008	(83,147)	-	13,509	431,370
All other real estate loans	3,289	(28)	-	-	3,261
Commercial and industrial loans	1,021,240	(131,944)	-	30,979	920,275
Consumer and all other loans and lease financing	123,727	(5,503)	(8,049)	80	110,255
Unallocated	156,479	212,627	-	-	369,106
Totals	$3,197,636	$-	$(8,049)	$55,043	$3,244,630

	Year Ended December 31, 2010
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off:	Balance at End of Year

Construction and land development	$1,529,114	$1,737,805	$(2,755,179)	$18,733	$530,473
Commercial real estate - owner-occupied	669,727	822,197	(1,326,743)	-	165,181
Commercial real estate - non-owner-occupied	1,272,180	234,669	(810,610)	-	696,239
Residential real estate	162,505	1,679,365	(1,340,862)	-	501,008
All other real estate loans	248,029	(9,279)	(235,461)	-	3,289
Commercial and industrial loans	866,580	1,710,065	(1,582,702)	27,297	1,021,240
Consumer and all other loans and lease financing	275,646	(18,153)	(134,401)	635	123,727
Unallocated	513,148	(356,669)	-	-	156,479
Totals	$5,536,929	$5,800,000	$(8,185,958)	$46,665	$3,197,636

The following table shows the Bank’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

Loans by Risk Rating	Risk Ratings
(in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of March 31, 2011:
Construction and land development	$3,251	$173	$1,324	$-	$4,748
Commercial real estate - owner-occupied	25,614	3,534	1,279	-	30,427
Commercial real estate - non-owner-occupied	25,427	2,750	779	-	28,956
Residential real estate	14,502	-	175	-	14,677
All other real estate	1,304	-	-	-	1,304
Commercial and industrial	15,474	248	1,016	-	16,738
Consumer and all other loans and lease financing	8,330	-	114	-	8,444
Total loans, net of unearned income	$93,902	$6,705	$4,687	$-	$105,294

As of December 31, 2010:
Construction and land development	$2,932	$179	$1,324	$-	$4,435
Commercial real estate - owner-occupied	29,590	-	1,023	-	30,613
Commercial real estate - non-owner-occupied	22,477	6,077	781	-	29,335
Residential real estate	15,322	-	-	-	15,322
All other real estate	1,315	-	-	-	1,315
Commercial and industrial	14,872	150	877	13	15,912
Consumer and all other loans and lease financing	8,046	-	132	-	8,178
Total loans, net of unearned income	$94,554	$6,406	$4,137	$13	$105,110

As of March 31, 2010:
Construction and land development	$2,320	$1,321	$8,855	$-	$12,496
Commercial real estate - owner-occupied	25,344	-	9,801	-	35,145
Commercial real estate - non-owner-occupied	29,161	665	6,923	-	36,749
Residential real estate	16,444	322	1,752	-	18,518
All other real estate	1,326	-	1,942	-	3,268
Commercial and industrial	12,470	354	2,588	13	15,425
Consumer and all other loans and lease financing	9,191	-	922	-	10,113
Total loans, net of unearned income	$96,256	$2,662	$32,783	$13	$131,714

Index

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

Loans by Delinquency Status								Accruing	Past Due
(in thousands)	Recorded Balance of Loans Past Due							Troubled	90+ Days	Loans in
	30-59	60-89	90	+	Total			Debt	and	Non-Accrual
	Days	Days	Days		Past Due	Current	Total Loans	Restructurings	Accruing	Status
As of March 31, 2011:
Construction and land development	$-	$-	$-		$-	$4,748	$4,748	$-	$-	$-
Commercial real estate - owner-occupied	-	-	682		682	29,745	30,427	-	-	710
Commercial real estate - non-owner-occupied	196	-	-		196	28,760	28,956	-	-	-
Residential real estate	-	175	-		175	14,502	14,677	-	-	-
All other real estate	-	-	-		-	1,304	1,304	-	-	-
Commercial and industrial	249	-	235		484	16,254	16,738	-	-	652
Consumer and all other loans and lease financing	-	-	-		-	8,444	8,444	8	-	-
Total loans, net of unearned income	$445	$175	$917		$1,537	$103,757	$105,294	$8	$-	$1,362

As of December 31, 2010:
Construction and land development	$-	$-	$-		$-	$4,435	$4,435	$-	$-	$-
Commercial real estate - owner-occupied	-	681	-		681	29,932	30,613	-	-	641
Commercial real estate - non-owner-occupied	-	-	-		-	29,335	29,335	-	-	-
Residential real estate	-	-	-		-	15,322	15,322	-	-	-
All other real estate	-	-	-		-	1,315	1,315	-	-	-
Commercial and industrial	237	165	821		1,223	14,689	15,912	-	-	1,352
Consumer and all other loans and lease financing	38	-	-		38	8,140	8,178	-	-	-
Total loans, net of unearned income	$275	$846	$821		$1,942	$103,168	$105,110	$-	$-	$1,993

As of March 31, 2010:
Construction and land development	$-	$-	$-		$-	$12,496	$12,496	$-	$-	$1,428
Commercial real estate - owner-occupied	1,570	-	-		1,570	33,575	35,145	-	-	464
Commercial real estate - non-owner-occupied	-	847	-		847	35,902	36,749	-	-	1,896
Residential real estate	-	-	-		-	18,518	18,518	-	-	-
All other real estate	-	-	-		-	3,268	3,268	-	-	-
Commercial and industrial	171		-		171	15,254	15,425	719	-	500
Consumer and all other loans and lease financing	3	-	-		3	10,110	10,113	109	-	-
Total loans, net of unearned income	$1,744	$847	$-		$2,591	$129,123	$131,714	$828	$-	$4,288

Following are summaries of the investment in impaired loans (excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

Impaired Loans				For the Three Months Ended
(in thousands)	As of March 31, 2011			March 31, 2011
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$-	$-
Commercial real estate - owner-occupied	326	397	32	325	-
Commercial real estate - non-owner-occupied	-	-	-	-	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	374	468	3	382	-
Consumer and all other loans and lease financing	8	8	-	-	-
Total Impaired Loans With An Allowance Recorded	708	873	35	707	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	-	-	-	356	-
Commercial real estate - owner-occupied	384	404	-	15	-
Commercial real estate - non-owner-occupied	-	-	-	-	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	278	303	-	600	-
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	662	707	-	971	-

Total Loans Individually Evaluated for Impairment:
Construction and land development	-	-	-	356	-
Commercial real estate - owner-occupied	710	801	32	340	-
Commercial real estate - non-owner-occupied	-	-	-	-	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	652	771	3	982	-
Consumer and all other loans and lease financing	8	8	-	4	-
Total Loans Individually Evaluated For Impairment	$1,370	$1,580	$35	$1,682	$-

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,748	$4,748	$625
Commercial real estate - owner-occupied	29,717	29,717	280
Commercial real estate - non-owner-occupied	28,956	28,956	474
Residential real estate	14,677	14,677	432
All other real estate	1,304	1,304	3
Commercial and industrial	16,086	16,086	917
Consumer and all other loans and lease financing	8,436	8,436	110
Unallocated	-	-	369
Total Loans Collectively Evaluated For Impairment	$103,924	$103,924	$3,210

Total Loans:
Construction and land development	$4,748	$4,748	$625
Commercial real estate - owner-occupied	30,427	30,518	312
Commercial real estate - non-owner-occupied	28,956	28,956	474
Residential real estate	14,677	14,677	432
All other real estate	1,304	1,304	3
Commercial and industrial	16,738	16,857	920
Consumer and all other loans and lease financing	8,444	8,444	110
Unallocated	-	-	369
Total Loans	$105,294	$105,504	$3,245

Impaired Loans				For the Year Ended
(in thousands)	As of December 31, 2010			December 31, 2010
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$1,817	$-
Commercial real estate - owner-occupied	-	-	-	2,053	-
Commercial real estate - non-owner-occupied	-	-	-	1,393	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,010	1,424	9	1,193	-
Consumer and all other loans and lease financing	-	-	-	226	-
Total Impaired Loans With An Allowance Recorded	1,010	1,424	9	6,776	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	356	375	-	307	-
Commercial real estate - owner-occupied	326	396	-	46	-
Commercial real estate - non-owner-occupied	-	-	-	958	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	301	322	-	299	27
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	983	1,093	-	1,610	27

Total Loans Individually Evaluated for Impairment:
Construction and land development	356	375	-	2,124	-
Commercial real estate - owner-occupied	326	396	-	2,099	-
Commercial real estate - non-owner-occupied	-	-	-	2,351	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,311	1,746	9	1,492	27
Consumer and all other loans and lease financing	-	-	-	226	-
Total Loans Individually Evaluated For Impairment	$1,993	$2,517	$9	$8,386	$27

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,079	$4,079	$531
Commercial real estate - owner-occupied	30,287	30,287	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	14,601	14,601	1,012
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans Collectively Evaluated For Impairment	$103,117	$103,117	$3,189

Total Loans:
Construction and land development	$4,435	$4,454	$531
Commercial real estate - owner-occupied	30,613	30,683	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	15,912	16,347	1,021
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans	$105,110	$105,634	$3,198

Note 5 — Shareholders’ Equity and Loss Per Share

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

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering closed on December 15, 2010, with 748,672 shares being issued.

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing and the rights offering, the Manager was the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants) or 75.2% of the issued and outstanding shares.

Index

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income (loss)	$(467,291)	$(385,840)
Less net income (loss) allocated to preferred stock:
Convertible preferred (Series A & C)	(7,363)	(30,679)
Non-convertible preferred (Series B)	(1,509)	(6,289)
TARP preferred (Series D)	63,950	63,950
Net income (loss) allocated to all classes of preferred stock	55,078	26,982
Income (loss) allocated to common stock	$(522,369)	$(412,822)

Average common shares outstanding	7,094,274	1,345,602
Basic earnings (loss) per common share	$(0.07)	$(0.31)

No presentation of diluted earnings (loss) per common share has been presented because the result would be anti-dilutive.

Note 6 —Income taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2011, or 2010, due to a limitation on the Company’s ability to recognize deferred tax assets.

Note 7 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

Index

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
March 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$27,650	$-	$27,650
Mortgage-backed securities	-	47,639	-	47,639
Municipal securities	-	2,963	-	2,963
Corporate debt securities	-	1,000	-	1,000
Asset-backed securities	-	147	-	147
Total available-for-sale securities	-	79,399	-	79,399
Loans held for sale	-	-	12,457	12,457
Total assets measured at fair value on a recurring basis	$-	$79,399	$12,457	$91,856

December 31, 2010
Available for sale securities:
U.S. Government agencies	$-	$20,860	$-	$20,860
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,001	-	2,001
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Total assets measured at fair value on a recurring basis	$-	$75,435	$15,115	$90,550

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2011 or 2010 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the three months ended March 31, 2011.

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

Management monitors the availability of observable market data to assess the appropriate classifications of financial instruments within the fair value hierarchy.  Changes in economic conditions or model-based valuation techniques may require the transfer of financial instruments

Index

from one fair value level to another.  In such instances, the transfer is reported at the beginning of the reporting period.

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
March 31, 2011	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$652	$652	$6
Commercial real estate - owner-occupied	-	-	710	710	(32)
Construction and land development	-	-	-	-	-
Consumer and all other loans and lease financing	-	-	8	8	-
Total impaired loans, net of specific reserves	$-	$-	$1,370	$1,370	$(26)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$4,053	$4,053	$(47)

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2010	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,010	$1,010	$(648)
Commercial real estate - owner-occupied	-	-	326	326	(97)
Construction and land development	-	-	356	356	(10)
Total impaired loans, net of specific reserves	$-	$-	$1,692	$1,692	$(755)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$3,137	$3,137	$(486)

The following methods were used to estimate the fair value of each class of assets above.  The fair value of impaired loans is based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less estimated costs to sell if repayment is expected solely from the collateral.  Collateral values are estimated using Level 2 inputs based on observable market data or Level 3 inputs based on customized discounting criteria.  Collateral-dependent impaired loans are categorized as Level 3 due to ongoing real estate conditions resulting in inactive market data which, in turn, required the use of unobservable inputs and assumptions in fair value measurements.  Impaired loans were measured and reported at fair value through specific valuation allocations of the allowance for loan and lease losses and/or partial charge-offs of the impaired loans.

Index

The fair value of other real estate owned is based on the values obtained through property appraisals, which can include observable and unobservable inputs.  Other real estate owned fair values are categorized as Level 3 due to ongoing real estate conditions resulting in inactive market data which required the use of unobservable inputs and assumptions in fair value measurements.

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2011 and 2010:

(in thousands)	Level 3 Available-for-Sale Securities and Loans Held for Sale
	Three Months Ended March 31
	2011	2010
Balance at beginning of year	$15,115	$913
Securities transfered into Level 3	-	-
Net increase (decrease) in SBA loans held for sale	223	(132)
Loans held for sale transfered into Level 3	-	-
Unrealized gains (losses)
included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(1,810)	-
Loans held for sale transferred to other real estate owned	(1,070)
Securities valuation reserve	-	(6)
Loans held for sale valuation reserve	(1)	-
Balance at end of period	$12,457	$775

The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets.  The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other banks.  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of values provided by brokers.  The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.  The carrying value of accrued interest receivable approximates fair value and the fair value of Company owned life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.  The carrying amount of FHLB and FRB stock approximate their fair value.

Financial Liabilities.  The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using

Index

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$8,370	$8,370	$10,817	$10,817
Interest-bearing deposits in other banks	302	302	550	550
Investment securities	79,399	79,399	75,435	75,435
Loans held for sale	12,457	12,457	15,115	15,115
Loans, net of allowance for loan and lease losses	102,049	104,033	101,912	102,926
Federal Home Loan Bank and other stocks	2,606	2,606	2,682	2,682
Company owned life insurance	3,002	3,002	2,980	2,980
Accrued interest receivable	714	714	697	697

Financial Liabilities:
Deposits	174,658	174,933	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	3,093	1,331	3,093	1,333
Accrued interest payable	190	190	180	180

Note 8 — Recent Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarified two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It also requires the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarified that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  ASU 2010-06 became effective for the Company’s financial statements as of December 31, 2010, except for the disclosure requirements related to the presentation of purchases, sales, issuances and settlements within Level 3, which were adopted by the Company on January 1, 2011.  The adoption of the remaining provisions of ASU 2010-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Index

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods  ending  on  and  after  December 15, 2010.    The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan losses but did not have an impact on the Company's financial position, results of operation or cash flows.

Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 approved the deferral of certain disclosure requirements surrounding TDRs included in ASU 2010-20, which were scheduled to be effective on January 1, 2011. The disclosure requirements were delayed until the FASB finalized the standards update related to their exposure draft, Clarifications to Accounting for Troubled Debt Restructurings by Creditors.  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR.  The new guidance will require creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR.  The amendments are effective for the first interim or annual period beginning on or after June 15, 2011.  The disclosures which were deferred by ASU 2011-01 are required for interim and annual periods beginning on or after June 15, 2011.  Management is currently determining the potential impact that the adoption of this standard may have on the Company’s financial position, results of operations and disclosures.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(467) thousand for the first quarter of 2011, as compared with a net loss of $(386) thousand for the first quarter of 2010.  The factors resulting in these losses will be discussed below.

•	No provision for loan losses was recorded in the first quarter of 2011, a decrease of $200 thousand from the first quarter of 2010.

•
Net interest income for the three-month period ended March 31, 2011, was $1.826 million, an increase of $8 thousand from the same period in 2010, primarily due to continued decreases in deposit rates as well as a $5.6 million decrease in the average balance of borrowed funds.

•
The net interest margin (net interest income as a percentage of average interest earning assets) decreased by 43 basis points, to 3.52%, for the three-month period ended March 31, 2011, as compared to the same period in 2010.

•
For the three months ended March 31, 2011, non-interest income increased by $165 thousand from the same period in 2010.  The improvement was in increased gains on sales of SBA-guaranteed loans and disposition of other loans held for sale, as well as reduced losses on other real estate.

•	Non-interest expense increased by $454 thousand for the first quarter of 2011, as compared to the same quarter in 2010. Principal factors relating to the increase were

Index

salaries and benefits for newly hired officers and increased operating expenses of foreclosed real estate.

•	Total assets were essentially flat from December 31, 2010 to March 31, 2011.

•	Non-performing assets decreased from $15.1 million as of December 31, 2010 to $12.0 million on March 31, 2011.

Income Summary

For the three months ended March 31, 2011, the Company incurred a net loss of $(467) thousand.  This compares with a net loss of $(386) thousand for the comparable period of 2010.

Return (loss) on average assets (annualized) was (0.86)% for the first quarter of 2011, as compared with (0.81)% for the first quarter of 2010.  Annualized return (loss) on average equity was (4.96)% for the first quarter of 2011 as compared with (8.34)% for the comparable 2010 period.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2011, net interest income was $1.826 million, an increase of $8 thousand from the same period in 2010, primarily due to continued decreases in deposit rates as well as a $5.6 million decrease in the average balance of borrowed funds.  The beneficial impact of the reduction in interest expense was largely offset, however, as the average balance of interest-earning assets—primarily loans—declined by $23.4 million between those two periods.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.52% for the three-month period ended March 31, 2011, a decrease of 43 basis points as compared to the same period in 2010.  Short-term interest rates dropped steeply in 2008, stabilized in 2009 and have remained at the current very low level.  The initial drop placed severe pressure on our interest margin throughout 2008 and into 2009 but as rates stabilized, higher-rate liabilities have rolled off or repriced downward, significantly reducing our interest cost.  Partially offsetting the beneficial impact of lower interest expense has been a reduction in interest income on loans, as demand for quality credits has diminished and the balance of non-accrual loans has increased since the first quarter of 2010.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2011 and 2010:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2011				March 31, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$119,612	$1,789	6.06	% *	$136,010	$2,058	6.14	% *
Investment securities*	75,267	419	2.26	% *	39,674	309	3.15	% *
Federal funds sold	-	-	-		-	-	-
Other interest income	15,339	10	0.26%		11,108	7	0.25%
Total interest-earning assets / interest income	210,218	2,218	4.28%		186,792	2,374	5.15%
Non-interest-earning assets:
Allowance for loan losses	(3,227)				(5,551)
Cash and due from banks	1,426				2,701
Premises and equipment	3,208				3,382
Other assets	7,599				6,379
Total assets	$219,224				$193,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$11,211	$20	0.73%		$20,756	$41	0.79%
Savings and Money Market deposit accounts	51,976	95	0.74%		35,063	78	0.90%
Certificates of deposit	86,389	247	1.16%		85,719	338	1.60%
Total interest-bearing deposits	149,576	362	0.98%		141,538	457	1.31%
Other short-tems borrowings	385	5	4.75%		-	-	-
Federal Home Loan Bank advances	-	-	-		6,000	74	5.01%
Trust preferred securities	3,093	25	3.30%		3,093	25	3.25%
Total borrowed funds	3,478	30	3.46%		9,093	99	4.41%
Total interest-bearing liabilities / interest expense	153,054	392	1.04%		150,631	556	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	26,604				22,696
Other liabilities	1,355				1,596
Total liabilities	181,013				174,923
Shareholders' equity	38,211				18,780
Total liabilities and shareholders' equity	$219,224				$193,703
Net interest-rate spread			3.24%				3.65%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.28%				0.30%
Net interest income / margin on earning assets		$1,826	3.52	% **		$1,818	3.95	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Bank and the Company on those assets and liabilities for the three-month periods ended March 31, 2011 and 2010.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.
Rate / Volume Variance Analysis
(In thousands)	Three Months Ended March 31, 2011
	Compared to 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(245)	$(24)	$(269)
Investment securities	217	(107)	110
Federal funds sold	-	-	-
Other interest income	3	-	3
Total increase (decrease) in interest income	(25)	(131)	(156)

Interest-bearing liabilities:
Transaction accounts	(18)	(3)	(21)
Savings deposits	33	(16)	17
Certificates of deposit	3	(94)	(91)
Total interest-bearing deposits	18	(113)	(95)

Other short-term borrowings	5	-	5
FHLB advances	(74)	-	(74)
Trust preferred securities	-	-	-
Total borrowed funds	(69)	-	(69)
Total increase (decrease) in interest expense	(51)	(113)	(164)

Increase (decrease) in net interest income	$26	$(18)	$8

The tables above reflect the impact of lower rates paid on deposit accounts, the payoff of all remaining FHLB borrowings and the $8 million increase in average interest-bearing deposits over the past year, substantially offset by the reduced volume of loans outstanding in 2011.  The overall rate decline on CD’s resulted from maturing CD’s being repriced downward in the current low rate environment.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through the remainder of 2011.  If so, we expect to see certificate of deposit rates continue to decline (as the portfolio continues to reprice), with loan rates remaining relatively stable, which should result in improvement in our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits repricing slightly faster than loans, as “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded no provision for loan losses for the three months ended March 31, 2011, as compared with a $200 thousand provision for the first quarter of 2010.

Index

Loan charge-offs totaled $8 thousand (with $55 thousand in recoveries) for the first quarter of 2011, as compared with $687 thousand of charge-offs and $31 thousand of recoveries for the same period in 2010.  The ratio of allowance for loan losses to total loans was 2.76% at March 31, 2011, as compared to 3.83% a year ago and 2.66% as of December 31, 2010.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and gains or losses on sales of securities and other real estate.  For the three-month period ended March 31, 2011, non-interest income was $272 thousand, an increase of $165 thousand, or 154%, from the same period in 2011.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2011	2010		$ %
Service charges on deposit accounts	$77	$82	$(5)	-6%
Gain on sale of loans	106	-	106	nm
Loan servicing fees, net of amortization	24	34	(10)	-29%
Gain on sale of available-for-sale securities	-	58	(58)	-100%
Other real estate income	20	-	20	nm
Loss or writedown of fixed assets or other real estate	(47)	(106)	59	nm
Gain on disposition of loans held for sale	50	-	50	nm
Other income and fees	42	39	3	8%
Total non-interest income	$272	$107	$165	154%

nm - not meaningful

Index

The improvement in non-interest income was due to gains on sales of SBA loans and disposition of other loans held for sale, as well as reduced losses on other real estate. No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the 90-day limited recourse period, as noted in Note 4 to the condensed consolidated financial statements.

More than half of the service charge income shown in the non-interest income table relates to NSF fee income, which declined by $12 thousand compared to the first quarter of 2010.  Other fees not directly assessed on deposit accounts, such as non-customer ATM fees and wire transfer fees, increased by $7 thousand over the same period.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses increased by $454 thousand, or 22%, for the three months ended March 31, 2011, as compared to the first quarter of 2010.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2011	2010		$	%
Salaries and employee benefits	$1,315	$923	$392		42%
Occupancy expenses	321	300	21		7%
Furniture and equipment	114	124	(10)		-8%
Data processing	201	188	13		7%
Professional fees	130	134	(4)		-3%
Marketing and business development	37	29	8		28%
Office supplies and expenses	59	57	2		4%
Insurance and regulatory assessments	145	204	(59)		-29%
Loan and lease expenses	37	28	9		32%
Other real estate expenses	56	10	46		460%
Other	150	114	36		32%
Total non-interest expense	$2,565	$2,111	$454		22%

The increase in non-interest expense was principally from:

•	An increase in salaries and benefits due to additional officers hired in the second half of 2010, including the Company’s new chief executive officer, in preparation for planned future growth,

•	Expenses of operating a higher volume of other real estate, and
•	Stock option compensation for recently-hired officers (an increase of $25 thousand).

Index

These increased expenses were partially offset by a significant decrease in our FDIC insurance assessment (a $59 thousand decrease for the first three months of 2011 vs. 2010).

Income Taxes

The Company recognized no income tax expense or benefit for the three months ended March 31, 2011 or 2010, due to a limitation on the Company’s ability to recognize deferred tax assets.

Balance Sheet Analysis

At March 31, 2011, consolidated assets totaled $217.6 million, as compared with $217.8 million at December 31, 2010, and $195.0 million at the end of 2010’s first quarter.  This represents an increase of $22.6 million (11.6%) over the past twelve months.  Total loans decreased $14.7 million (11%) over that period, while securities and cash equivalents increased $33.1 million (60%), deposits increased $9.3 million (6%), borrowed funds decreased $6.0 million (100%) and shareholders’ equity increased $20.1 million (110%).  The increases in securities, cash equivalents and shareholders’ equity were due to the growth in deposits, as well as the issuance of 5,748,672 shares of common stock in the last nine months of 2010, for net proceeds of $28.4 million.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	March 31, 2011			December 31, 2010			September 30, 2010			June 30, 2010			March 31, 2010
		$	%		$	%		$	%		$	%		$	%
Total Assets	$(182)		-0.3%	$5,596		10.5%	$3,423		6.5%	$13,821		28.4%	$1,855		3.9%
Earning Assets	(1,384)		-2.7%	5,348		10.6%	2,889		5.8%	12,337		26.7%	1,894		4.2%
Loans	(2,474)		-8.3%	(2,638)		-8.5%	(3,033)		-9.6%	(6,589)		-19.9%	(3,925)		-11.7%
Deposits	1,418		3.3%	7,619		18.3%	4,495		11.1%	(4,225)		-10.2%	1,581		3.9%
Borrowings	(349)		-405.6%	(4,121)		-365.8%	328		31.4%	(1,858)		-124.2%	-		0.0%
Shareholders' Equity	(720)		-7.5%	1,891		20.1%	(562)		-5.9%	19,531		428.5%	(355)		-7.7%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)
	March 31, 2011		December 31, 2010		March 31, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$16,872	14.3%	$17,701	14.7%	$19,051	14.4%
Agricultural	2,484	2.1%	1,022	0.9%	671	0.5%
Leases, net of unearned income	933	0.8%	1,047	0.9%	1,208	0.9%
Municipal loans	3,603	3.1%	2,987	2.5%	3,822	2.9%
Real estate	84,139	71.4%	87,005	72.4%	93,658	70.7%
Construction and land development	8,188	7.0%	8,972	7.4%	12,496	9.4%
Consumer	1,532	1.3%	1,491	1.2%	1,579	1.2%
Total loans	$117,751	100.0%	$120,225	100.0%	$132,485	100.0%

The table shows a net decrease in loans outstanding over the past twelve months—primarily in commercial, real estate and construction loans.  Of the total real estate and construction loans as of March 31, 2011, 75% are commercial real estate loans, and 48% of those are owner-occupied properties.  Approximately 2% of the owner-occupied commercial real estate loans are SBA-guaranteed.

Asset Quality

Non-accrual loans (including loans held for sale) totaled $8.5 million at March 31, 2011, as compared to $12.0 million at December 31, 2010 and $4.3 million at March 31, 2010.

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

Restructured loans are those loans with concessions in interest rates or repayment terms due to financial difficulties of the borrower.  Foreclosed real estate represents real estate acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.

Index

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2011, December 31, 2010 and March 31, 2010:

Non-Performing Assets
(in thousands)	March 31	December 31	March 31
	2011	2010	2010
Loans in nonaccrual status:
Nonaccrual loans held for investment	$1,362	$1,993	$4,288
Nonaccrual loans held for sale*	7,151	10,011	-
Loans past due 90 days or more and accruing	-	-	-
Restructured loans in accruing status	8	-	740
Total nonperforming loans	8,521	12,004	5,028
Foreclosed real estate	3,487	2,572	935
Total nonperforming assets	$12,008	$14,576	$5,963

Real estate held for possible future branch office	565	565	565
Total nonperforming loans and other real estate owned	$12,573	$15,141	$6,528

Allowance for loan and lease losses allocated to impaired loans	$35	$9	$57
Allowance for loan and lease losses allocated to loans held for sale*	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,210	3,189	5,023
Total allowance for loan and lease losses	$3,245	$3,198	$5,080

Asset quality ratios:
Non-performing assets to total assets	5.52%	6.69%	3.06%
Excluding loans held for sale*	2.37%	2.25%	3.07%

Non-performing loans to total loans	7.24%	9.98%	3.80%
Excluding loans held for sale*	1.30%	1.90%	3.82%

Allowance for loan and lease losses to total loans	2.76%	2.66%	3.83%
Excluding loans held for sale*	3.08%	3.04%	3.86%

Allowance for loan and lease losses to total non-performing loans	38%	27%	101%
Excluding non-performing loans held for sale*	237%	160%	101%

* Loans held for sale are carried at fair value

For comparison, ratios in the table above are presented both with and without loans held for sale.  The high level of non-performing loans has been due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $8.5 million of non-performing loans as of March 31, 2011, includes $1.3 million of SBA-guaranteed loans, which are supported by $1.1 million of SBA loan guarantees.  The remaining $7.2 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $35 thousand, and has been provided in the allowance for loan and lease losses.

Index

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at March 31, 2011 were $12.0 million, a decrease of $3.1 million from the $15.1 million balance at December 31, 2010.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the three months ended March 31, 2011:

Other Real Estate Owned
(dollars in thousands)	Three Months Ended
March 31, 2011
Balance of foreclosed real estate at beginning of year	$2,572
Real estate held for possible future branch office	565
Total other real estate owned at beginning of year	$3,137
Foreclosures during the period	1,070
Additional investments in other real estate	32
Sales of other real estate	(139)
Writedowns and losses on sales of other real estate	(47)
Balance of other real estate owned at end of period	$4,053

Potential Problem Loans

At March 31, 2011, the Bank had approximately $9.5 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.  The $9.5 million of potential problem loans includes $551 thousand of SBA-guaranteed loans, which are supported by $425 thousand of SBA loan guarantees, and $8.5 million of the potential problem loans are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk grading system, appears to be manageable as of March 31, 2011, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Index

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2011 totaled $3.2 million, an increase of $47 thousand from December 31, 2010.  The ratio of ALLL to total loans at March 31, 2011, was 2.76%, as compared with 2.66% at December 31, 2010, and 3.83% at March 31, 2010.  The decrease in the ALLL from a year ago is attributable to the June 2010 reclassification of $22.2 million of lower-quality loans to held for sale, which resulted in a reduction of specific reserves now that these loans are valued on a recurring basis at the lower of cost or fair value.  At March 31, 2011 and 2010, the ratio of ALLL to total non-performing loans was 38% and 101%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2011 and 2010:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$3,198	$5,537
Provision for loan losses	-	200
Loans charged off	(8)	(689)
Recoveries of previous charge-offs	55	32
Net recoveries (charge-offs)	47	(657)
Balance at end of period	$3,245	$5,080

Allowance for loan losses as a percentage of:
Period end loans	2.76%	3.83%
Period end loans excluding loans held for sale*	3.08%	3.86%
Total non-performing loans	38%	101%
Non-performing loans excluding loans held for sale*	237%	101%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	-0.16%	1.96%
Provision for loan losses	0.00%	0.60%

* Loans held for sale are carried at fair value

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

Index

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2011, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2011, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheet.

Investments

All securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (34%), fixed-rate mortgage-backed securities (35%), floating-rate mortgage-backed securities (25%), fixed-rate tax-exempt municipal securities (4%), floating-rate corporate debt securities (1%) and fixed-rate CMO’s (1%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  The average life of the portfolio is projected to be 3.8 years, with a duration of 3.4 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $174.7 million as of March 31, 2011, as compared with $173.2 million at December 31, 2010, and $165.4 million at March 31, 2010.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted, using a deposit pricing model, to balance the cost of funds, funding needs and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first three months of 2011 and 2010.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC, up to $50 million.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008, as local depositors sought out safety with yield often a secondary concern.  As of March 31, 2011, the Bank had issued $41.9 million of certificates of deposit to local customers through the CDARS program, as compared with $45.9 million as of March 31, 2010.

Index

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  As of March 31, 2011 and December 31, 2010, the Bank had no outstanding borrowings from the FHLB.

Other borrowings as of December 31, 2010 consisted of $349 thousand in proceeds from the sale of SBA-guaranteed loans that have been sold but are subject to a 90-day premium refund obligation.  The 90-day premium refund obligation period elapsed during the first quarter of 2011 and the transaction was then recorded as a sale, with the loans and the secured borrowings removed from the balance sheet and the resulting gain on sale recorded in the consolidated statement of operations.  In February 2011, the SBA eliminated the refund obligation period, so  the Bank is not required to defer gain recognition for SBA loan sales after February 15, 2011.

Capital

Total shareholders’ equity has increased $20.1 million, or 110%, over the past twelve months.  The increase was due to the issuance of 5,748,672 shares of common stock in the last nine months of 2010, for net proceeds of $28.4 million.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2011, December 31, 2010, and March 31, 2010:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital (to Risk-Weighted Assets)	$21,461	16.99%	$12,633	10.0%	$10,106	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,858	15.72%	$7,580	6.0%	$5,053	4.0%
Tier 1 Capital (to Average Assets)	$19,858	9.85%	$10,085	5.0%	$8,068	4.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,649	17.20%	$12,587	10.0%	$10,069	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,054	15.93%	$7,552	6.0%	$5,035	4.0%
Tier 1 Capital (to Average Assets)	$20,054	10.18%	$9,852	5.0%	$7,881	4.0%

As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,701	14.45%	$15,023	10.0%	$12,018	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,782	13.17%	$9,014	6.0%	$6,009	4.0%
Tier 1 Capital (to Average Assets)	$19,782	10.24%	$9,663	5.0%	$7,730	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $8.4 million in cash and cash equivalents on March 31, 2011, as compared with $10.8 million as of December 31, 2010, and $13.9 million on March 31, 2010.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of March 31, 2011, the Company’s loans-to-deposits ratio was 67%, as compared with 69% as of December 31, 2010, and 80% on March 31, 2010.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have grown during this period.  A low loans-to-deposits ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 52% as of March 31, 2011, as compared with 47% as of December 31, 2010, and 26% as of March 31, 2010.

Index

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of March 31, 2011, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of March 31, 2011, up to $45.7 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	March 31	December 31	March 31
	2011	2010	2010
Commitments to Extend Credit	$18,761	$19,832	$18,610
Standby Letters of Credit	861	901	301
	$19,622	$20,733	$18,911

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of March 31, 2011, and December 31, 2010, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheets.

The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.  The effect on the Bank’s revenues, expenses, cash flows and liquidity

Index

from the unused portion of commitments to provide credit cannot be reasonably predicted, as there is no guarantee the lines of credit will ever be used.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal levels in order to maintain an appropriate equity to assets ratio.  Management believes that the impact of inflation on financial results depends on the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, earnings and capital.

San Luis Obispo and Santa Barbara Counties continue to have unemployment rates (9.9% and 9.6%, respectively, as of March 2011), significantly below the California statewide seasonally-adjusted rate of 12.0%, but both remain above the nationwide seasonally-adjusted rate of 8.8%.  SLO County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  There can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the near term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended March 31, 2011.

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
Exhibit #
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
Dated:  May 16, 2011

By: /s/ Ronald B. Pigeon
RONALD B. PIGEON
Executive Vice President and Chief Financial Officer
Dated:  May 16, 2011

Index