Form 10-Q
period 2011-06-30
MISSION COMMUNITY BANCORP
filed 2011-08-15
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
☑ Yes ☐ No

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,094,274 shares of common stock outstanding as of August 8, 2011.

Index

Mission Community Bancorp
June 30, 2011

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
June 30, 2011, December 31, 2010 and June 30, 2010

Condensed Consolidated Statements of Operations
for the Three- and Six-Month Periods Ended June 30, 2011 and 2010

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Six-Month Periods Ended June 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows
for the Three- and Six-Month Periods Ended June 30, 2011 and 2010

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings
Item 1A.  Risk Factors
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Reserved
Item 5.  Other Information
Item 6.  Exhibits

Index

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)
	June 30, 2011	December 31, 2010	June 30, 2010
Assets
Cash and due from banks	$6,755	$10,817	$25,632
Interest-bearing deposits in other banks	302	550	400
Investment securities available for sale	91,956	75,435	48,598

Loans held for sale	10,029	15,115	16,976

Loans, net of unearned income	106,296	105,110	108,920
Less allowance for loan and lease losses	(3,182)	(3,198)	(3,731)
Net loans	103,114	101,912	105,189

Federal Home Loan Bank stock and other stock, at cost	2,489	2,682	2,814
Premises and equipment	3,138	3,199	3,336
Other real estate owned	2,833	3,137	1,528
Company owned life insurance	3,025	2,980	2,932
Accrued interest and other assets	1,628	1,974	1,377
Total Assets	$225,269	$217,801	$208,782

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$25,549	$22,910	$22,443
Money market, NOW and savings	69,168	70,010	51,343
Time certificates of deposit	87,563	80,320	87,340
Total deposits	182,280	173,240	161,126
Other borrowings	-	349	4,142
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,368	1,975	2,607
Total liabilities	186,741	178,657	170,968
Shareholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A (100,000 shares issued and outstanding)	392	392	392
Series B (20,500 shares issued and outstanding)	192	192	192
Series C (50,000 shares issued and outstanding)	500	500	500
Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized;
issued and outstanding: 7,094,274 at June 30, 2011
and December 31, 2010, and 6,345,602 at June 30, 2010	46,387	46,427	42,889
Additional paid-in capital	396	327	261
Retained deficit	(14,789)	(13,220)	(12,458)
Accumulated other comprehensive income (loss)	382	(542)	970
Total shareholders' equity	38,528	39,144	37,814
Total Liabilities and Shareholders' Equity	$225,269	$217,801	$208,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Interest Income
Interest and fees on loans	$1,697	$1,930	$3,486	$3,988
Interest on investment securities	461	304	880	613
Other interest income	6	10	16	17
Total interest income	2,164	2,244	4,382	4,618
Interest Expense
Interest on money market, NOW and savings deposits	104	117	219	236
Interest on time certificates of deposit	229	293	476	631
Other interest expense	25	86	55	185
Total interest expense	358	496	750	1,052
Net interest income	1,806	1,748	3,632	3,566
Provision for loan and lease losses	-	5,250	-	5,450
Net interest income after provision for loan and lease losses	1,806	(3,502)	3,632	(1,884)
Non-interest income
Service charges on deposit accounts	121	92	198	174
Gain on sale of loans	35	181	141	181
Loan servicing fees, net of amortization	35	39	59	73
Gain on sale of available-for-sale securities	-	-	-	58
Other real estate income	18	-	38	-
Net gains(losses) and writedowns of fixed assets or other real estate	70	(344)	23	(450)
(Losses) gains on disposition of loans held for sale	(4)	-	46	-
Other income and fees	42	47	84	86
Total non-interest income	317	15	589	122
Non-interest expense
Salaries and employee benefits	1,448	921	2,763	1,844
Occupancy expenses	331	315	652	615
Furniture and equipment	112	112	226	236
Data processing	262	176	463	364
Professional fees	403	184	533	318
Marketing and business development	56	33	93	70
Office supplies and expenses	67	61	126	118
Insurance and regulatory assessments	81	192	226	396
Loan and lease expenses	123	29	160	57
Other real estate expenses	42	29	98	39
Other expenses	167	126	317	232
Total non-interest expense	3,092	2,178	5,657	4,289
Loss before income taxes	(969)	(5,665)	(1,436)	(6,051)
Income tax expense	5	-	5	-
Net loss	$(974)	$(5,665)	$(1,441)	$(6,051)
Net loss applicable to common stock	$(1,021)	$(5,460)	$(1,543)	$(5,873)

Per Common Share Data:
Net loss - basic	$(0.14)	$(1.65)	$(0.22)	$(2.52)

Average common shares outstanding - basic	7,094,274	3,301,646	7,094,274	2,329,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	Loss	Total

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638

Issuance of common stock
in private placement,
net of issuance costs of $153		5,000,000	24,847					24,847

Dividends declared and paid
on Series D preferred stock						(127)		(127)

Stock-based compensation				19				19

Comprehensive loss:
Net (loss)					$(6,051)	(6,051)		(6,051)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	510	-	510	510
Total comprehensive loss					$(5,563)

Balance at June 30, 2010	$6,152	6,345,602	$42,889	$261		$(12,458)	$970	$37,814

Balance at January 1, 2011	$6,152	7,094,274	$46,427	$327		$(13,220)	$(542)	$39,144

Dividends declared and paid
on Series D preferred stock						(128)		(128)

Stock-based compensation				69				69

Additional expenses of 2010
shareholder rights offering			(40)					(40)

Comprehensive loss:
Net (loss)					$(1,441)	(1,441)		(1,441)
Net unrealized gain on
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	924	-	924	924
Total comprehensive loss					$(517)

Balance at June 30, 2011	$6,152	7,094,274	$46,387	$396		$(14,789)	$382	$38,528

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Operating Activities
Net loss	$(974)	$(5,665)	$(1,441)	$(6,051)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	127	126	252	259
Accretion of discount on securities and loans, net	138	(1)	257	(24)
Provision for credit losses	-	5,250	-	5,450
Stock-based compensation	35	10	69	19
Gain on sale of available-for-sale securities	-	-	-	(58)
Gain on sale of loans	(35)	(181)	(141)	(181)
Losses (gains) on disposition of loans held for sale	4	-	(46)	-
Net losses (gains) and writedowns of fixed assets or other real estate	(70)	344	(23)	450
Increase in company-owned life insurance	(23)	(24)	(45)	(47)
Other, net	463	(199)	(260)	304
Proceeds from loan sales	475	1,482	1,440	4,402
Loans originated for sale	(629)	(1,542)	(1,562)	(3,583)
Net cash (used in) provided by operating activities	(489)	(400)	(1,500)	940
Investing Activities
Net decrease in Federal Home Loan Bank and other stock	117	189	193	189
Net decrease in deposits in other banks	-	-	248	25
Purchase of available-for-sale securities	(14,038)	(19,193)	(22,033)	(23,160)
Proceeds from maturities, calls and paydowns of available-for-sale securities	2,439	7,124	6,142	10,660
Proceeds from sales of available-for-sale securities	-	5,564	-	5,622
Net decrease in loans	1,610	(130)	3,160	2,279
Purchases of premises and equipment	(100)	(127)	(191)	(340)
Additional investments in other real estate owned	(79)	-	(111)	-
Proceeds from sale of other real estate owned	1,368	5	1,507	605
Net cash used in investing activities	(8,683)	(6,568)	(11,085)	(4,120)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	6,665	(6,387)	1,797	(4,974)
Net increase in time deposits	956	2,162	7,243	2,330
Net (decrease) in other borrowings	-	(1,858)	(349)	(1,858)
Proceeds from common stock issued, net of issuance costs	-	24,847	(40)	24,847
Payment of TARP-CPP dividends	(64)	(64)	(128)	(128)
Net cash provided by financing activities	7,557	18,700	8,523	20,217
Net (decrease) increase in cash and cash equivalents	(1,615)	11,732	(4,062)	17,037
Cash and cash equivalents at beginning of period	8,370	13,900	10,817	8,595
Cash and cash equivalents at end of period	$6,755	$25,632	$6,755	$25,632

Non-cash changes:
Change in unrealized gains (losses)
on available-for-sale securities	$1,109	402	$925	488
Real estate acquired by foreclosure	-	377	1,069	377
Loans reclassified to held for sale	-	16,689	-	16,689
Supplemental disclosures of cash flow information:
Interest paid	378	590	760	1,135
Taxes paid	2	-	2	-

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and six-month periods ended June 30, 2011 and 2010 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

Certain reclassifications have been made to prior period balances to conform to classifications in 2011.

Index

Note 2 – Stock Based Compensation Plans

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

The fair value of options granted in the six months ended June 30, 2011, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011
Exercise price	$5.00	$5.00
Market price of common stock	$3.65	$3.61
Expected stock price volatility	37.4%	37.3%
Expected option life	6 years	6 years
Risk-free interest rate	2.32%	2.53%

Weighted average fair value of all options granted during the period:
3 months ended 6/30/11		$1.07
6 months ended 6/30/11		$1.08

No options were granted during the six months ended June 30, 2010.

During the three-month periods ended June 30, 2011 and 2010, the Company recognized pre-tax stock-based compensation expense of $35,000 and $10,000, respectively.  For the six-month periods ended June 30, 2011 and 2010, stock-based compensation expense was recognized totaling $69,000 and $19,000, respectively.  As of June 30, 2011, the Company has unvested options outstanding with unrecognized compensation expense totaling $303,000, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2011	$71
2012	142
2013	72
2014	9
2015	8
2016	1
Total unrecognized compensation cost	$303

No options outstanding were “in the money” as of June 30, 2011.

The following table summarizes information about stock option activity for the six months ended June 30, 2011:

			Weighted-		Aggregate
		Weighted-	Average		Intrinsic
		Average	Remaining		Value of
		Exercise	Contractual		In-the-Money
	Shares	Price	Term		Options
Outstanding at beginning of year	183,432	$10.39
Options granted	40,000	5.00
Options exercised	-
Options cancelled	(7,000)	8.25
Outstanding at end of period	216,432	$9.46	7.6	Years	$-

Options exercisable at end of period	93,094	$13.08	5.9	Years	$-

Options Vested or Expected to Vest	216,432	$9.46	7.6	Years	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
June 30, 2011:
U.S. Government agencies	$29,826	$165	$(59)	$29,932
Mortgage-backed securities	58,704	358	(123)	58,939
Municipal securities	2,917	42	(5)	2,954
Corporate debt securities	-	-	-	-
Asset-backed securities	127	4	-	131
	$91,574	$569	$(187)	$91,956

December 31, 2010:
U.S. Government agencies	$21,083	$47	$(270)	$20,860
Mortgage-backed securities	49,831	215	(566)	49,480
Municipal securities	2,917	20	(15)	2,922
Corporate debt securities	1,981	20	-	2,001
Asset-backed securities	165	7	-	172
	$75,977	$309	$(851)	$75,435

The scheduled maturities of investment securities at June 30, 2011, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$-	$-
Due in one year to five years	28,907	28,994
Due in five years to ten years	16,101	16,222
Due in greater than ten years	46,566	46,740
	$91,574	$91,956

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2011:
U.S. Government agencies	$11,938	$59	$-	$-	$11,938	$59
Mortgage-backed securities	28,143	123	-	-	28,143	123
Municipal securities	575	5	-	-	575	5
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$40,656	$187	$-	$-	$40,656	$187

December 31, 2010:
U.S. Government agencies	$15,985	$270	$-	$-	$15,985	$270
Mortgage-backed securities	37,274	566	-	-	37,274	566
Municipal securities	1,169	15	-	-	1,169	15
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$54,428	$851	$-	$-	$54,428	$851

As of June 30, 2011, the Company held 19 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of June 30, 2011.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of June 30, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of June 30, 2011 are other than temporarily impaired.

During the first quarter of 2010, the Bank sold $5,532,000 of investment securities for gross gains of $58,000.  Settlement of these transactions occurred during the second quarter of 2010.  No securities were sold in the first six months of 2011.

As of June 30, 2011, investment securities carried at $11,665,000 and $17,628,000 were pledged to secure public deposits, as required by law, and to secure borrowing facilities from the Federal Home Loan Bank of San Francisco, respectively.

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	June 30, 2011		December 31, 2010		June 30, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$9,866	8.5%	$8,972	7.4%	$9,659	7.7%
Commercial real estate - owner-occupied	31,572	27.2%	35,135	29.2%	34,977	27.8%
Commercial real estate - non-owner-occupied	32,717	28.1%	32,240	26.8%	35,374	28.1%
Residential real estate	15,338	13.2%	16,641	13.9%	17,414	13.8%
All other real estate loans	2,951	2.5%	2,989	2.5%	3,100	2.5%
Commercial and industrial loans	16,659	14.3%	17,701	14.7%	18,725	14.9%
Agricultural loans	2,596	2.2%	1,022	0.9%	390	0.3%
Municipal loans	2,429	2.1%	2,987	2.5%	3,589	2.8%
Leases, net of unearned income	815	0.7%	1,047	0.9%	1,097	0.9%
Consumer loans	1,382	1.2%	1,491	1.2%	1,571	1.2%
Total loans	$116,325	100.0%	$120,225	100.0%	$125,896	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale
(Dollars in thousands)
	June 30, 2011		December 31, 2010		June 30, 2010
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$252	0.2%	$32	0.0%	$376	0.3%
Real estate	6,372	5.5%	10,545	8.8%	11,074	8.8%
Construction and land development	3,405	2.9%	4,538	3.8%	5,526	4.4%
Total loans held for sale	$10,029	8.6%	$15,115	12.6%	$16,976	13.5%

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

As of June 30, 2011, and December 31, 2010, loans totaling $94,759,000 and $60,681,000, respectively, were pledged to secure potential borrowing facilities from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco.

Included in commercial loans at December 31, 2010, were $349,458 in guaranteed portions of SBA loans sold and subject to a 90-day premium refund obligation.  In accordance with accounting standards for the sale of a portion of a loan, the Bank recorded the proceeds from the sale of the guaranteed portion of those SBA loans, which totaled $385,546, as a secured borrowing and included $349,458 of that amount in other borrowings on the consolidated balance sheet, with $36,088 recorded as a deferred premium and included in other liabilities.  The 90-day premium refund obligation elapsed during the first quarter of 2011 and the transaction was recorded as a sale during that quarter, with the guaranteed portions of loans and the secured borrowings removed from the balance sheet and the resulting gain on sale recorded.  In February 2011, the SBA eliminated the refund obligation period, so the Bank is no longer required to defer gain recognition for SBA loan sales.  As of June 30, 2011, no SBA loan sales have been deferred.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

Index

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three- and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Balance at beginning of period	$3,244,630	$5,080,392	$3,197,636	$5,536,929
Provision for loan and lease losses charged to expense	-	5,250,000	-	5,450,000
Loans charged off	(91,564)	(6,600,145)	(99,613)	(7,287,500)
Recoveries on loans previously charged off	28,926	1,221	83,969	32,039
Balance at end of period	$3,181,992	$3,731,468	$3,181,992	$3,731,468

Changes in the allowance for loan and lease losses for the three and six months ended June 30, 2011, and year ended December 31, 2010, are shown below disaggregated by portfolio segment:

	Three Months Ended June 30, 2011
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$624,555	$(501,909)	$-	$-	$122,646
Commercial real estate - owner-occupied	311,687	80,792	-	-	392,479
Commercial real estate - non-owner-occupied	474,121	238,974	-	-	713,095
Residential real estate	431,370	167,849	(83,000)	-	516,219
All other real estate loans	3,261	792	-	-	4,053
Commercial and industrial loans	920,275	100,214	(8,564)	26,076	1,038,001
Consumer and all other loans and lease financing	110,255	117	-	2,850	113,222
Unallocated	369,106	(86,829)	-	-	282,277
Totals	$3,244,630	$-	$(91,564)	$28,926	$3,181,992

	Six Months Ended June 30, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$530,473	$(407,827)	$-	$-	$122,646
Commercial real estate - owner-occupied	165,181	216,823	-	10,475	392,479
Commercial real estate - non-owner-occupied	696,239	16,856	-	-	713,095
Residential real estate	501,008	84,702	(83,000)	13,509	516,219
All other real estate loans	3,289	764	-	-	4,053
Commercial and industrial loans	1,021,240	(31,730)	(8,564)	57,055	1,038,001
Consumer and all other loans and lease financing	123,727	(5,386)	(8,049)	2,930	113,222
Unallocated	156,479	125,798	-	-	282,277
Totals	$3,197,636	$-	$(99,613)	$83,969	$3,181,992

	Year Ended December 31, 2010
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Year

Construction and land development	$1,529,114	$1,737,805	$(2,755,179)	$18,733	$530,473
Commercial real estate - owner-occupied	669,727	822,197	(1,326,743)	-	165,181
Commercial real estate - non-owner-occupied	1,272,180	234,669	(810,610)	-	696,239
Residential real estate	162,505	1,679,365	(1,340,862)	-	501,008
All other real estate loans	248,029	(9,279)	(235,461)	-	3,289
Commercial and industrial loans	866,580	1,710,065	(1,582,702)	27,297	1,021,240
Consumer and all other loans and lease financing	275,646	(18,153)	(134,401)	635	123,727
Unallocated	513,148	(356,669)	-	-	156,479
Totals	$5,536,929	$5,800,000	$(8,185,958)	$46,665	$3,197,636

The Company assigns a risk rating to all loans except pools of homogeneous loans and those risk ratings are continuously reviewed and updated by management at least quarterly or as conditions dictate.  These risk ratings are also subject to semi-annual examination by independent specialists engaged by the Company, and also by its regulators.  The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

Index

Loans by Risk Rating	Risk Ratings
(in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of June 30, 2011:
Construction and land development	$4,970	$168	$1,323	$-	$6,461
Commercial real estate - owner-occupied	26,144	3,518	1,251	-	30,913
Commercial real estate - non-owner-occupied	24,143	4,527	1,170	-	29,840
Residential real estate	14,147	-	92	19	14,258
All other real estate	1,297	-	-	-	1,297
Commercial and industrial	14,441	454	1,301	-	16,196
Consumer and all other loans and lease financing	7,280	-	51	-	7,331
Total loans, net of unearned income	$92,422	$8,667	$5,188	$19	$106,296

As of December 31, 2010:
Construction and land development	$2,932	$179	$1,324	$-	$4,435
Commercial real estate - owner-occupied	29,590	-	1,023	-	30,613
Commercial real estate - non-owner-occupied	22,477	6,077	781	-	29,335
Residential real estate	15,322	-	-	-	15,322
All other real estate	1,315	-	-	-	1,315
Commercial and industrial	14,872	150	877	13	15,912
Consumer and all other loans and lease financing	8,046	-	132	-	8,178
Total loans, net of unearned income	$94,554	$6,406	$4,137	$13	$105,110

As of June 30, 2010:
Construction and land development	$2,428	$1,699	$6	$-	$4,133
Commercial real estate - owner-occupied	27,857	-	2,208	-	30,065
Commercial real estate - non-owner-occupied	24,209	2,784	4,825	-	31,818
Residential real estate	15,853	321	154	-	16,328
All other real estate	1,380	-	-	-	1,380
Commercial and industrial	14,234	428	1,725	13	16,400
Consumer and all other loans and lease financing	8,501	93	202	-	8,796
Total loans, net of unearned income	$94,462	$5,325	$9,120	$13	$108,920

Index

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

Loans by Delinquency Status								Accruing	Past Due
(in thousands)	Recorded Balance of Loans Past Due							Troubled	90+ Days
	30-59	60-89	90	+	Total			Debt	and	Non-Accrual
	Days	Days	Days		Past Due	Current	Total Loans	Restructurings	Accruing	Loans
As of June 30, 2011:
Construction and land development	$-	$-	$1,323		$1,323	$5,138	$6,461	$-	$-	$1,323
Commercial real estate - owner-occupied	-	-	682		682	30,231	30,913	-	-	709
Commercial real estate - non-owner-occupied	393	-	-		393	29,447	29,840	-	-	393
Residential real estate	-	-	92		92	14,166	14,258	-	-	111
All other real estate	-	-	-		-	1,297	1,297	-	-	-
Commercial and industrial	153	156	-		309	15,887	16,196	-	-	739
Consumer and all other loans and lease financing	-	-	-		-	7,331	7,331	7	-	-
Total loans, net of unearned income	$546	$156	$2,097		$2,799	$103,497	$106,296	$7	$-	$3,275

As of December 31, 2010:
Construction and land development	$-	$-	$-		$-	$4,435	$4,435	$-	$-	$-
Commercial real estate - owner-occupied	-	681	-		681	29,932	30,613	-	-	641
Commercial real estate - non-owner-occupied	-	-	-		-	29,335	29,335	-	-	-
Residential real estate	-	-	-		-	15,322	15,322	-	-	-
All other real estate	-	-	-		-	1,315	1,315	-	-	-
Commercial and industrial	237	165	821		1,223	14,689	15,912	-	-	1,352
Consumer and all other loans and lease financing	38	-	-		38	8,140	8,178	-	-	-
Total loans, net of unearned income	$275	$846	$821		$1,942	$103,168	$105,110	$-	$-	$1,993

As of June 30, 2010:
Construction and land development	$-	$185	$7		$192	$3,941	$4,133	$-	$-	$6
Commercial real estate - owner-occupied	-	-	785		785	29,280	30,065	-	-	785
Commercial real estate - non-owner-occupied	-	-	233		233	31,585	31,818	-	-	671
Residential real estate	-	-	-		-	16,328	16,328	-	-	-
All other real estate	-	-	-		-	1,380	1,380	-	-	-
Commercial and industrial	609	150	1,098		1,857	14,543	16,400	168	-	1,527
Consumer and all other loans and lease financing	-	-	-		-	8,796	8,796	109	-	-
Total loans, net of unearned income	$609	$335	$2,123		$3,067	$105,853	$108,920	$277	$-	$2,989

Index

Following are summaries of the investment in impaired loans (excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

Impaired Loans				For the Six Months Ended
(in thousands)	As of June 30, 2011			June 30, 2011
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$-	$-
Commercial real estate - owner-occupied	353	424	32	345	-
Commercial real estate - non-owner-occupied	393	393	51	131	-
Residential real estate	111	194	19	37	-
All other real estate	-	-	-	-	-
Commercial and industrial	345	805	100	482	-
Consumer and all other loans and lease financing	7	7	-	5	-
Total Impaired Loans With An Allowance Recorded	1,209	1,823	202	1,000	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	1,680	1,698	-	797	-
Commercial real estate - owner-occupied	-	-	-	-	-
Commercial real estate - non-owner-occupied	-	-	-	-	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	393	445	-	419	-
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	2,073	2,143	-	1,216	-

Total Loans Individually Evaluated for Impairment:
Construction and land development	1,680	1,698	-	797	-
Commercial real estate - owner-occupied	353	424	32	345	-
Commercial real estate - non-owner-occupied	393	393	51	131	-
Residential real estate	111	194	19	37	-
All other real estate	-	-	-	-	-
Commercial and industrial	738	1,250	100	901	-
Consumer and all other loans and lease financing	7	7	-	4	-
Total Loans Individually Evaluated For Impairment	$3,282	$3,966	$202	$2,215	$-

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,781	$4,781	$123
Commercial real estate - owner-occupied	30,560	30,560	361
Commercial real estate - non-owner-occupied	29,447	29,447	662
Residential real estate	14,147	14,147	497
All other real estate	1,297	1,297	4
Commercial and industrial	15,458	15,458	938
Consumer and all other loans and lease financing	7,324	7,324	113
Unallocated	-	-	282
Total Loans Collectively Evaluated For Impairment	$103,014	$103,014	$2,980

Total Loans:
Construction and land development	$6,461	$6,479	$123
Commercial real estate - owner-occupied	30,913	30,984	393
Commercial real estate - non-owner-occupied	29,840	29,840	713
Residential real estate	14,258	14,341	516
All other real estate	1,297	1,297	4
Commercial and industrial	16,196	16,708	1,038
Consumer and all other loans and lease financing	7,331	7,331	113
Unallocated	-	-	282
Total Loans	$106,296	$106,980	$3,182

Impaired Loans				For the Year Ended
(in thousands)	As of December 31, 2010			December 31, 2010
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$1,817	$-
Commercial real estate - owner-occupied	-	-	-	2,053	-
Commercial real estate - non-owner-occupied	-	-	-	1,393	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,010	1,424	9	1,193	-
Consumer and all other loans and lease financing	-	-	-	226	-
Total Impaired Loans With An Allowance Recorded	1,010	1,424	9	6,776	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	356	375	-	307	-
Commercial real estate - owner-occupied	326	396	-	46	-
Commercial real estate - non-owner-occupied	-	-	-	958	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	301	322	-	299	27
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	983	1,093	-	1,610	27

Total Loans Individually Evaluated for Impairment:
Construction and land development	356	375	-	2,124	-
Commercial real estate - owner-occupied	326	396	-	2,099	-
Commercial real estate - non-owner-occupied	-	-	-	2,351	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,311	1,746	9	1,492	27
Consumer and all other loans and lease financing	-	-	-	226	-
Total Loans Individually Evaluated For Impairment	$1,993	$2,517	$9	$8,386	$27

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,079	$4,079	$531
Commercial real estate - owner-occupied	30,287	30,287	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	14,601	14,601	1,012
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans Collectively Evaluated For Impairment	$103,117	$103,117	$3,189

Total Loans:
Construction and land development	$4,435	$4,454	$531
Commercial real estate - owner-occupied	30,613	30,683	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	15,912	16,347	1,021
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans	$105,110	$105,634	$3,198

The amount of the allowance for loan losses provided for impaired loans represents the aggregate amount by which the recorded investment in each impaired loan exceeds its fair value.  Fair value for this purpose is determined by computing either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if repayment is expected solely from the collateral, the fair value of the underlying collateral less estimated costs to sell, based on current appraisals.  In some cases, impaired loans are partially charged off, such that there is no excess of the recorded investment over the fair value of the loan, as determined above.

Note 6 — Shareholders’ Equity and Loss Per Share

Common Stock

On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement dated December 22, 2009, as amended (the “Securities Purchase Agreement”), by and between the Company and Carpenter Fund Manager GP, LLC (“Carpenter”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).   At the Initial Closing the Investors purchased an aggregate of 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock of the Company for an aggregate purchase price of $10 million.  The warrants are exercisable for a term of five years from issuance at an exercise price of $5.00 per share and contain customary anti-dilution provisions.

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

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering closed on December 15, 2010, with 748,672 shares being issued. Net proceeds from the rights offering totaled $3,527,000.

Prior to the Initial Closing, Carpenter was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing and the rights offering, Carpenter was the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants) or 75.2% of the issued and outstanding shares.

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$(974)	$(5,665)	$(1,441)	$(6,051)
Less net income (loss) allocated to preferred stock:
Convertible preferred (Series A & C)	(14)	(223)	(22)	(253)
Non-convertible preferred (Series B)	(3)	(46)	(4)	(53)
TARP preferred (Series D)	64	64	128	128
Net income (loss) allocated to all classes of preferred stock	47	(205)	102	(178)
Income (loss) allocated to common stock	$(1,021)	$(5,460)	$(1,543)	$(5,873)

Average common shares outstanding	7,094,274	3,301,646	7,094,274	2,329,027
Basic earnings (loss) per common share	$(0.14)	$(1.65)	$(0.22)	$(2.52)

No presentation of diluted earnings (loss) per common share has been presented because the result would be anti-dilutive.

Index

Note 7 —Income taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the three- and six-month periods ended June 30, 2011, although a $5 thousand minimum state franchise tax expense was recorded.  For the first six months of 2010, no federal or state income tax expense or benefit was recognized due to the deferred tax asset limitation.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

Index

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
June 30, 2011	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$29,932	$-	$29,932
Mortgage-backed securities	-	58,939	-	58,939
Municipal securities	-	2,954	-	2,954
Corporate debt securities	-	-	-	-
Asset-backed securities	-	131	-	131
Total available-for-sale securities	-	91,956	-	91,956
Loans held for sale	-	-	10,029	10,029
Total assets measured at fair value on a recurring basis	$-	$91,956	$10,029	$101,985

December 31, 2010
Available for sale securities:
U.S. Government agencies	$-	$20,860	$-	$20,860
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,001	-	2,001
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Total assets measured at fair value on a recurring basis	$-	$75,435	$15,115	$90,550

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2011 or 2010 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the six months ended June 30, 2011.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
June 30, 2011	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of charge-offs and specific reserves--
Construction and land development	$-	$-	$1,680	$1,680	$-
Commercial real estate - owner-occupied	-	-	321	321	(32)
Commercial real estate - non-owner-occupied	-	-	342	342	(52)
Residential real estate	-	-	92	92	(102)
Commercial and industrial	-	-	638	638	(99)
Consumer and all other loans and lease financing	-	-	7	7	-
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$3,080	$3,080	$(285)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$2,833	$2,833	$23

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2010	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of charge-offs and specific reserves--
Commercial and industrial	$-	$-	$1,010	$1,010	$(648)
Commercial real estate - owner-occupied	-	-	326	326	(97)
Construction and land development	-	-	356	356	(10)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$1,692	$1,692	$(755)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$3,137	$3,137	$(486)

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2011 and 2010:

Index

(in thousands)	Level 3 Available-for-Sale Securities and Loans Held for Sale
	Six Months Ended June 30
	2011	2010
Balance at beginning of year	$15,115	$913
Securities transfered into Level 3	-	-
Net increase (decrease) in SBA loans held for sale	244	(616)
Loans held for sale transfered into Level 3	-	16,689
Unrealized gains (losses)
included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(4,186)	-
Loans held for sale transferred to other real estate owned	(1,069)	-
Securities valuation reserve	-	(10)
Loans held for sale valuation reserve	(75)	-
Balance at end of period	$10,029	$16,976

“Settlements” in the above table relate to actual cash payments received from borrowers on loans held for sale and do not represent refinancings or write-downs to fair value.  The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets.  The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other banks.  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of values provided by brokers.  The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.  The carrying value of accrued interest receivable approximates fair value.  The fair value of Company owned life insurance policies are based on current cash surrender values at each reporting date provided by the insurers.  The carrying amount of FHLB and FRB stock approximate their fair value.

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

Index

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$6,755	$6,755	$10,817	$10,817
Interest-bearing deposits in other banks	302	302	550	550
Investment securities	91,956	91,956	75,435	75,435
Loans held for sale	10,029	10,029	15,115	15,115
Loans, net of allowance for loan and lease losses	103,114	103,791	101,912	102,926
Federal Home Loan Bank and other stocks	2,489	2,489	2,682	2,682
Company owned life insurance	3,025	3,025	2,980	2,980
Accrued interest receivable	805	805	697	697

Financial Liabilities:
Deposits	182,280	182,512	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	3,093	1,328	3,093	1,333
Accrued interest payable	171	171	180	180

Note 9 — Recent Accounting Pronouncements

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued FASB ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires more robust and disaggregated disclosures about the credit quality of financing receivables (loans) and allowances for loan and lease losses, including disclosure about credit quality indicators, past due information and modifications of finance receivables.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on  and  after  December 15, 2010.    The disclosures about activity that occurs during a reporting period are

Index

effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance has significantly expanded disclosure requirements related to accounting policies and disclosures related to the allowance for loan and lease losses but did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Note 10 — Pending Acquisition

On June 24, 2011, the Company entered into an Agreement and Plan of Merger by and among Carpenter, as General Partner of Carpenter Community BancFund L.P. and Carpenter Community BancFund A., L.P. (the “Funds”), the Bank, Santa Lucia Bancorp (“SL Bancorp”) and Santa Lucia Bank (“SL Bank”) (the “Merger Agreement”).  Pursuant to the Merger Agreement, the Funds will acquire SL Bancorp for $3.5 million, as described below, and will immediately thereafter merge SL Bank, a wholly-owned subsidiary of SL Bancorp, with and into Mission Community Bank (the “Bank Merger”).

Subject to the terms and conditions of the Merger Agreement, a to-be-formed wholly-owned subsidiary of the Funds (“NewCo”) will merge with and into SL Bancorp, with SL Bancorp being the surviving corporation (the “Merger”).  At the effective time of the Merger, each outstanding share of SL Bancorp common stock, other than any shares dissenting from the Merger, will be converted into the right to receive $0.35 in cash, or an aggregate of approximately $700,000.  In addition, as a condition to the Merger, NewCo will acquire, from the United States Department of the Treasury (“UST”), for a purchase price of $2.8 million, all of the issued and outstanding shares of preferred stock and warrants issued by SL Bancorp to UST in connection with the Troubled Asset Relief Capital Purchase Program (the “TARP Securities”), which $2.8 million payment will also settle past due dividends on the TARP

Index

Securities.  Following such purchase, NewCo will surrender the TARP Securities to SL Bancorp for cancellation..

In addition, in connection with the Merger, SL Bank will transfer to SL Bancorp certain non-performing assets so that following the Merger and the Bank Merger the Funds will own SL Bancorp, which will have as its principal asset certain non-performing assets.  The Merger and Bank Merger have been unanimously approved by the board of directors of each of the Company, the Bank, SL Bancorp and SL Bank.

The transaction is subject to customary conditions, including the approval of the shareholders of SL Bancorp and receipt of all required regulatory approvals.  The transaction is subject to further conditions, including:  the repurchase of the TARP Securities from UST; SL Bank and SL Bancorp meeting certain financial conditions at the closing date; and receipt of a fairness opinion to the effect that the per share Merger Consideration is fair to the shareholders of SL Bancorp from a financial point of view.

The Merger Agreement contains representations and warranties customary for transactions of this type.  In addition, each of SL Bank and SL Bancorp has agreed to various customary covenants and agreements, including, among others, (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the effectiveness of the Merger and the Bank Merger, (ii) not to engage in certain kinds of transactions during this period, (iii) to convene and hold a meeting of its shareholders to consider and vote upon the Merger, (iv) to recommend approval of the Merger to its shareholders and, subject to certain exceptions, not make any changes to such recommendation and (v) not solicit, initiate, or knowingly encourage any alternative proposal to acquire SL Bank or SL Bancorp.

Upon consummation of the Merger and the Bank Merger, which are currently expected to occur in the fourth quarter of 2011, management projects the Company’s consolidated assets to exceed $460 million and deposits to exceed $400 million.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(974) thousand for the second quarter of 2011, as compared with a net loss of $(5.665) million for the second quarter of 2010.  For the six-month period ended June 30, 2011, the net loss was $(1.441) million, as compared to a net loss of $(6.051) million for the comparable period in 2010.

•
No provision for loan losses was recorded in the second quarter of 2011, a decrease of $5.250 million from the second quarter of 2010.  For the first six months of 2011, no provision was recognized, as compared with $5.450 million in the first half of 2010.

•
Net interest income for the three-month period ended June 30, 2011, was $1.806 million, an increase of $58 thousand from the same period in 2010.  For the first half of 2011, net interest income was $3.632 million, up $66 thousand from the comparable 2010 period.  The increases in net interest income were primarily due to continued decreases in deposit rates as well as a $4.9 million decrease in the average balance of borrowed funds.

•
The net interest margin (net interest income as a percentage of average interest earning assets) decreased by 35 basis points, to 3.41%, for the three-month period ended June 30, 2011, as compared to the same period in 2010.  For the six months, net interest margin decreased by 42 basis points, to 3.46%.

•	For the three months ended June 30, 2011, non-interest income increased by $302 thousand from the same period in 2010. The six-month results reflect a $467 thousand

Index

improvement in non-interest income. The improvement was due to a reduction in losses on other real estate.

•
Non-interest expense increased by $914 thousand for the second quarter of 2011, as compared to the same quarter in 2010.  For the six months, the increase in non-interest expense was $1.368 million.  Principal factors relating to the increase were salaries and benefits for newly hired officers and increased professional fees related to the pending bank acquisition.

•	Total assets increased by $7.5 million (3.4%) from December 31, 2010 to June 30, 2011.

•	Non-performing assets decreased from $14.6 million as of December 31, 2010 to $10.3 million on June 30, 2011.

Income Summary

For the three months ended June 30, 2011, the Company incurred a net loss of $(974) thousand.  This compares with a net loss of $(5.665) million for the comparable period of 2010.  For the six-month period ended June 30, 2011, the net loss was $(1.441) million, as compared to a net loss of $(6.051) million for the comparable period in 2010.  The improvement was primarily attributable to the absence of loan loss provision, slightly offset by increases in non-interest expense.

Loss on average assets (annualized) was (1.76)% for the second quarter of 2011, as compared with (11.29)% for the second quarter of 2010.  For the six months, annualized loss on average assets was (1.32)%, as compared with (6.17)% for the same period in 2010.   Annualized loss on average equity was (10.08)% for the second quarter of 2011 as compared with (78.31)% for the comparable 2010 period.  Loss on equity for the first six months was (7.55)% as compared with (50.99)% for the first half of 2010.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2011, net interest income was $1.806 million, an increase of $58 thousand from the same period in 2010, primarily due to continued decreases in deposit rates as well as a $4.9 million decrease in the average balance of borrowed funds.  The beneficial impact of the reduction in interest expense was largely offset, however, as increased liquidity was invested in lower-earning investment securities rather than loans, due to weak loan demand.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.41% for the three-month period ended June 30, 2011, a decrease of 35 basis points as compared to the same period in 2010.  Short-term interest rates dropped steeply in 2008, stabilized in 2009 and have remained at the current very low level.  The initial drop placed severe pressure on our interest margin throughout 2008 and into 2009, but as rates stabilized higher-rate liabilities have rolled off or repriced downward, significantly reducing our interest

Index

cost.  Offsetting the beneficial impact of lower interest expense has been a reduction in interest income on loans, as demand for quality credits has significantly declined and the balance of non-accrual loans, though declining, has remained at an historically high level.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2011 and 2010:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	June 30, 2011				June 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$117,587	$1,697	5.79	% *	$130,975	$1,929	5.91	% *
Investment securities*	82,931	461	2.23	% *	39,945	304	3.05	% *
Other interest income	12,052	6	0.21%		15,621	10	0.25%
Total interest-earning assets / interest income	212,570	2,164	4.08%		186,541	2,243	4.82%
Non-interest-earning assets:
Allowance for loan losses	(3,250)				(4,361)
Cash and due from banks	1,728				5,636
Premises and equipment	3,173				3,331
Other assets	8,353				10,114
Total assets	$222,574				$201,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$11,590	$18	0.62%		$19,229	$37	0.78%
Savings and Money Market deposit accounts	54,497	86	0.63%		35,189	79	0.90%
Certificates of deposit	87,577	229	1.05%		83,923	293	1.40%
Total interest-bearing deposits	153,664	333	0.87%		138,341	409	1.19%
Other short-tems borrowings	-	-	-		119	2	6.04%
Federal Home Loan Bank advances	-	-	-		4,747	59	5.02%
Trust preferred securities	3,093	25	3.27%		3,093	25	3.30%
Total borrowed funds	3,093	25	3.27%		7,959	86	4.36%
Total interest-bearing liabilities / interest expense	156,757	358	0.92%		146,300	495	1.36%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	25,761				24,276
Other liabilities	1,282				1,669
Total liabilities	183,800				172,245
Shareholders' equity	38,774				29,016
Total liabilities and shareholders' equity	$222,574				$201,261
Net interest-rate spread			3.16%				3.46%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.25%				0.30%
Net interest income / margin on earning assets		$1,806	3.41	% **		$1,748	3.76	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan fees (costs) included in loan interest income for the three-month periods ended June 30, 2011 and 2010, were $(16) thousand and $76 thousand, respectively.

** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2011				June 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$118,594	$3,486	5.93	% *	$133,478	$3,988	6.02	% *
Investment securities*	79,120	880	2.24	% *	39,811	613	3.10	% *
Other interest income	13,686	16	0.24%		11,884	17	0.28%
Total interest-earning assets / interest income	211,400	4,382	4.18%		185,173	4,618	5.03%
Non-interest-earning assets:
Allowance for loan losses	(3,238)				(4,953)
Cash and due from banks	1,578				4,166
Premises and equipment	3,191				3,356
Other assets	7,978				9,920
Total assets	$220,909				$197,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$11,401	$38	0.67%		$19,988	$78	0.79%
Savings and Money Market deposit accounts	53,243	181	0.68%		35,143	157	0.90%
Certificates of deposit	86,987	476	1.11%		84,816	631	1.50%
Total interest-bearing deposits	151,631	695	0.92%		139,947	866	1.25%
Other short-tems borrowings	191	5	4.75%		60	2	6.04%
Federal Home Loan Bank advances	-	-	-		5,370	134	5.01%
Trust preferred securities	3,093	50	3.29%		3,093	50	3.27%
Total borrowed funds	3,284	55	3.37%		8,523	186	4.39%
Total interest-bearing liabilities / interest expense	154,915	750	0.98%		148,470	1,052	1.43%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	26,181				23,461
Other liabilities	1,318				1,799
Total liabilities	182,414				173,730
Shareholders' equity	38,495				23,932
Total liabilities and shareholders' equity	$220,909				$197,662
Net interest-rate spread			3.20%				3.60%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.26%				0.28%
Net interest income / margin on earning assets		$3,632	3.46	% **		$3,566	3.88	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan fees (costs) included in loan interest income for the six-month periods ended June 30, 2011 and 2010, were $(14) thousand and $76 thousand, respectively.

** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-and six-month periods ended June 30, 2011 and 2010.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.
Rate / Volume Variance Analysis
(In thousands)	Three Months Ended June 30, 2011
	Compared to 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(194)	$(38)	$(232)
Investment securities	257	(100)	157
Other interest income	(2)	(2)	(4)
Total increase (decrease) in interest income	61	(140)	(79)

Interest-bearing liabilities:
Transaction accounts	(13)	(6)	(19)
Savings deposits	36	(29)	7
Certificates of deposit	12	(76)	(64)
Total interest-bearing deposits	35	(111)	(76)

Other short-term borrowings	(2)	-	(2)
FHLB advances	(59)	-	(59)
Trust preferred securities	-	-	-
Total borrowed funds	(61)	-	(61)
Total increase (decrease) in interest expense	(26)	(111)	(137)

Increase (decrease) in net interest income	$87	$(29)	$58

Rate / Volume Variance Analysis
(In thousands)	Six Months Ended June 30, 2011
	Compared to 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(438)	$(64)	$(502)
Investment securities	474	(207)	267
Other interest income	2	(3)	(1)
Total increase (decrease) in interest income	38	(274)	(236)

Interest-bearing liabilities:
Transaction accounts	(30)	(10)	(40)
Savings deposits	68	(44)	24
Certificates of deposit	16	(171)	(155)
Total interest-bearing deposits	54	(225)	(171)

Other short-term borrowings	3	-	3
FHLB advances	(134)	-	(134)
Trust preferred securities	-	-	-
Total borrowed funds	(131)	-	(131)
Total increase (decrease) in interest expense	(77)	(225)	(302)

Increase (decrease) in net interest income	$115	$(49)	$66

The tables above reflect the impact of lower rates paid on deposit accounts, the payoff of all remaining FHLB borrowings, the $12 million increase in average interest-bearing deposits over the past year ($15 million increase for the three-month periods), and a significant shift in the earning asset mix.  The overall rate decline on CD’s resulted from maturing CD’s repricing downward in the current low rate environment.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through the remainder of 2011.  If so, we expect to see certificate of deposit rates continue to decline (by an additional 3 to 10 basis points this year, as the portfolio continues to reprice), with loan rates remaining relatively stable, which should result in improvement in our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits reprice slightly faster than loans, as “floors” (minimum rates) have been implemented on approximately 58% of the variable rate loan portfolio, or approximately $36 million in loans.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  As a result, that portion of the variable rate loan portfolio will not generate a material increase in interest income until the prime rate increases by at least two percentage points from its current level.  The remaining 42% of variable rate loans will respond to rising rates much more quickly, however.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded no provision for loan losses for the six months ended June 30, 2011, as compared with a $5,450,000 provision for the first half of 2010 and $5,250,000 for the second quarter of 2010.

Loan charge-offs totaled $92 thousand (with $29 thousand in recoveries) for the second quarter of 2011, as compared with $6,599,000 of charge-offs and no recoveries for the same period in 2010.  For the first six months of 2011 loan charge-offs totaled $100 thousand (with $84 thousand of recoveries), as compared with $7,288,000 of charge-offs and $32 thousand of recoveries in the first half of 2010.  The ratio of allowance for loan losses to total loans was 2.74% at June 30, 2011, as compared with 2.96% a year ago and 2.66% as of December 31, 2010.

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

Index

for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned.  For the three-month period ended June 30, 2011, non-interest income was $317 thousand, an increase of $302 thousand from the same period in 2011.  For the first six months of 2011, non-interest income increased $467 thousand—to $589 thousand—from the comparable period in 2011.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2011	2010	$	%	2011	2010	$	%
Service charges on deposit accounts	$121	$92	$29	32%	$198	$174	$24	14%
Gain on sale of loans	35	181	(146)	-81%	141	181	(40)	-22%
Loan servicing fees, net of amortization	35	39	(4)	-10%	59	73	(14)	-19%
Gain on sale of available-for-sale securities	-	-	-	nm	-	58	(58)	-100%
Other real estate income	18	-	18	nm	38	-	38	nm
Net gains(losses) or writedowns of fixed assets or other real estate	70	(344)	414	nm	23	(450)	473	nm
Gain on disposition of loans held for sale	(4)	-	(4)	nm	46	-	46	nm
Other income and fees	42	47	(5)	-11%	84	86	(2)	-2%
Total non-interest income	$317	$15	$302	2013%	$589	$122	$467	383%

nm - not meaningful

The improvement in non-interest income was due to reduced losses on other real estate owned, partially offset by reduced gains on sales of SBA loans.  No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the 90-day limited recourse period (see Note 4 to the condensed consolidated financial statements).

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses increased by $914 thousand, or 42%, for the three months ended June 30, 2011, as compared to the second quarter of 2010.  For the first six months of 2011, non-interest expense increased by $1.368 million, or 32%, from the comparable period in 2010.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2011	2010	$	%	2011	2010	$	%
Salaries and employee benefits	$1,448	$921	$527	57%	$2,763	$1,844	$919	50%
Occupancy expenses	331	315	16	5%	652	615	37	6%
Furniture and equipment	112	112	-	0%	226	236	(10)	-4%
Data processing	262	176	86	49%	463	364	99	27%
Professional fees	403	184	219	119%	533	318	215	68%
Marketing and business development	56	33	23	70%	93	70	23	33%
Office supplies and expenses	67	61	6	10%	126	118	8	7%
Insurance and regulatory assessments	81	192	(111)	-58%	226	396	(170)	-43%
Loan and lease expenses	123	29	94	324%	160	57	103	181%
Other real estate expenses	42	29	13	45%	98	39	59	151%
Other	167	126	41	33%	317	232	85	37%
Total non-interest expense	$3,092	$2,178	$914	42%	$5,657	$4,289	$1,368	32%

nm = not meaningful

The increase in non-interest expense was principally from:

•	An increase in salaries and benefits due to additional officers hired in the second half of 2010 and the first half of 2011 in preparation for planned future growth,

•	Stock option compensation for recently-hired officers (an increase of $25 thousand for the second quarter and $50 thousand for the six months),
•	Increased software and network management costs (included in data processing expenses in the table above),
•	Expenses of operating additional other real estate, and

•	Professional fees related to the pending acquisition, which totaled $254 thousand for the second quarter and first six months of 2011 (see Note 10 to the condensed consolidated financial statements).

These increased expenses were partially offset by a significant decrease in our FDIC insurance assessment (a $114 thousand decrease for the second quarter of 2011 vs. 2010, and a $172 thousand decrease for the first half of 2011 as compared to the comparable 2010 period).

Index

Income Taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the three- and six-month periods ended June 30, 2011, other than $5 thousand in minimum state franchise tax expense.  For the first six months of 2010, no federal or state income tax expense or benefit was recognized, due to the deferred tax asset limitation.

Balance Sheet Analysis

At June 30, 2011, consolidated assets totaled $225.3 million, as compared with $217.8 million at December 31, 2010, and $208.8 million at the end of 2010’s second quarter.  This represents an increase of $16.5 million (8%) over the past twelve months.  Total loans decreased $9.6 million (8%) over that period, while securities and cash equivalents increased $24.4 million (33%), deposits increased $21.2 million (13%), borrowed funds decreased $4.1 million (100%) and shareholders’ equity increased $0.7 million (2%).  The increases in securities, cash equivalents and shareholders’ equity were due to the growth in deposits, as well as the issuance of 748,672 shares of common stock in the fourth quarter of 2010, for net proceeds of $3.5 million.  The Company’s net losses over the past year, combined with a decrease in the unrealized gain on available-for-sale securities, largely offset the increase in capital from the stock issuance.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
	$	%	$	%	$	%	$	%	$	%
Total Assets	$7,650	14.1%	$(182)	-0.3%	$5,596	10.5%	$3,423	6.5%	$13,821	28.4%
Earning Assets	10,801	21.2%	(1,384)	-2.7%	5,348	10.6%	2,889	5.8%	12,337	26.7%
Loans	(1,426)	-4.9%	(2,474)	-8.3%	(2,638)	-8.5%	(3,033)	-9.6%	(6,589)	-19.9%
Deposits	7,622	17.5%	1,418	3.3%	7,619	18.3%	4,495	11.1%	(4,225)	-10.2%
Borrowings	-	-	(349)	-405.6%	(4,121)	-365.8%	328	31.4%	(1,858)	-124.2%
Shareholders' Equity	105	1.1%	(720)	-7.5%	1,891	20.1%	(562)	-5.9%	19,531	428.5%

*Percentages shown as annualized rates

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)
	June 30, 2011		December 31, 2010		June 30, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$9,866	8.5%	$8,972	7.4%	$9,659	7.7%
Commercial real estate - owner-occupied	31,572	27.2%	35,135	29.2%	34,977	27.8%
Commercial real estate - non-owner-occupied	32,717	28.1%	32,240	26.8%	35,374	28.1%
Residential real estate	15,338	13.2%	16,641	13.9%	17,414	13.8%
All other real estate loans	2,951	2.5%	2,989	2.5%	3,100	2.5%
Commercial and industrial loans	16,659	14.3%	17,701	14.7%	18,725	14.9%
Agricultural loans	2,596	2.2%	1,022	0.9%	390	0.3%
Municipal loans	2,429	2.1%	2,987	2.5%	3,589	2.8%
Leases, net of unearned income	815	0.7%	1,047	0.9%	1,097	0.9%
Consumer loans	1,382	1.2%	1,491	1.2%	1,571	1.2%
Total loans	$116,325	100.0%	$120,225	100.0%	$125,896	100.0%

The table shows a net decrease in loans outstanding over the past twelve months—primarily in real estate and commercial loans.  Of the total real estate and construction loans as of June 30, 2011, 74% are commercial real estate loans, and 46% of those are owner-occupied properties.  Approximately 2% of the owner-occupied commercial real estate loans are SBA-guaranteed.

Asset Quality

Non-accrual loans (including loans held for sale) totaled $8.0 million at June 30, 2011, as compared to $12.0 million at December 31, 2010 and $9.4 million at June 30, 2010.

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

Index

basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2011, December 31, 2010 and June 30, 2010:

Non-Performing Assets*
(in thousands)	June 30	December 31	June 30
	2011	2010	2010
Loans in nonaccrual status:
Nonaccrual loans held for investment	$3,275	$1,993	$2,989
Nonaccrual loans held for sale**	4,762	10,011	6,431
Loans past due 90 days or more and accruing	-	-	-
Restructured loans in accruing status	7	-	276
Total nonperforming loans	8,044	12,004	9,696
Foreclosed real estate	2,268	2,572	963
Total nonperforming assets	$10,312	$14,576	$10,659

Real estate held for possible future branch office	565	565	565
Total nonperforming loans and other real estate owned	$10,877	$15,141	$11,224

Allowance for loan and lease losses allocated to impaired loans	$202	$9	$223
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	2,980	3,189	3,508
Total allowance for loan and lease losses	$3,182	$3,198	$3,731

Asset quality ratios:
Non-performing assets to total assets	4.58%	6.69%	5.11%
Excluding loans held for sale**	2.58%	2.25%	2.20%

Non-performing loans to total loans	6.92%	9.98%	7.70%
Excluding loans held for sale**	3.09%	1.90%	3.00%

Allowance for loan and lease losses to total loans	2.74%	2.66%	2.96%
Excluding loans held for sale**	2.99%	3.04%	3.43%

Allowance for loan and lease losses to total non-performing loans	40%	27%	38%
Excluding non-performing loans held for sale**	97%	160%	114%

* Table combines both bank and non-bank subsidiaries
** Loans held for sale are carried at fair value

For comparison, ratios in the table above are presented both with and without loans held for sale.  The high level of non-performing loans has been due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $8.0 million of non-performing loans as of June 30, 2011, includes $1.4 million of SBA-guaranteed loans, which are supported by $1.1 million of SBA loan guarantees.  The remaining $6.6 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged

Index

off is estimated to be $202 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at June 30, 2011 were $10.3 million, a decrease of $4.3 million from the $14.6 million balance at December 31, 2010.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the six months ended June 30, 2011:

Other Real Estate Owned
(dollars in thousands)	Six Months Ended
June 30, 2011
Balance of foreclosed real estate at beginning of year	$2,572
Real estate held for possible future branch office	565
Total other real estate owned at beginning of year	$3,137
Foreclosures during the period	1,069
Additional investments in other real estate	111
Sales of other real estate	(1,507)
Gains on sales of other real estate, net of writedowns	23
Balance of other real estate owned at end of period	$2,833

Potential Problem Loans

At June 30, 2011, the Bank had approximately $8.6 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.  The $8.6 million of potential problem loans includes $503 thousand of SBA-guaranteed loans, which are supported by $402 thousand of SBA loan guarantees, and $7.5 million of the potential problem loans are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk rating system, appears to be manageable as of June 30, 2011, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Index

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2011 totaled $3.2 million, a decrease of $16 thousand from December 31, 2010.  The ratio of ALLL to total loans at June 30, 2011, was 2.74%, as compared with 2.66% at December 31, 2010, and 2.96% at June 30, 2010.  At June 30, 2011 and 2010, the ratio of ALLL to total non-performing loans was 40% and 39%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and six-month periods ended June 30, 2011 and 2010:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,245	$5,080	$3,198	$5,537
Provision for loan losses	-	5,250	-	5,450
Loans charged off	(92)	(6,599)	(100)	(7,288)
Recoveries of previous charge-offs	29	-	84	32
Net recoveries (charge-offs)	(63)	(6,599)	(16)	(7,256)
Balance at end of period	$3,182	$3,731	$3,182	$3,731

Allowance for loan losses as a percentage of:
Period end loans	2.74%	2.96%	2.74%	2.96%
Period end loans excluding loans held for sale*	2.99%	3.43%	2.99%	3.43%
Total non-performing loans	40%	38%	40%	38%
Non-performing loans excluding loans held for sale*	97%	114%	97%	114%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.21%	20.21%	0.03%	10.96%
Provision for loan losses	0.00%	16.08%	0.00%	8.23%

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2011, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2011 and December 31, 2010, this reserve totaled $105 thousand, and is included in other liabilities in the consolidated balance sheet.

Index

Investments

All securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (31%), fixed-rate mortgage-backed securities (30%), floating-rate mortgage-backed securities (34%), fixed-rate tax-exempt municipal securities (3%), and other fixed-rate securities (2%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  The weighted average life of the portfolio is 2.9 years, with a projected duration of 2.7 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $182.3 million as of June 30, 2011, as compared with $173.2 million at December 31, 2010, and $161.1 million at June 30, 2010.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted, using a deposit pricing model, to balance the cost of funds, funding needs and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first six months of 2011 and 2010.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008 as local depositors sought out safety, with yield often a secondary concern.  As of June 30, 2011, the Bank had issued $40.9 million of certificates of deposit to local customers through the CDARS program, as compared with $44.9 million as of June 30, 2010.

Index

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  As of June 30, 2011 and December 31, 2010, the Bank had no outstanding borrowings from the FHLB.

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

Capital

Total shareholders’ equity has increased $714 thousand, or 2%, over the past twelve months.  The increase was due to the issuance of 748,672 shares of common stock in the second half of 2010, for net proceeds of $3.5 million.  The Company’s net losses over the past twelve months, combined with a decrease in the unrealized gain on available-for-sale securities, largely offset the increase in capital from the stock issuance.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2011, December 31, 2010, and June 30, 2010:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital (to Risk-Weighted Assets)	$21,163	16.97%	$12,468	10.0%	$9,974	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,583	15.71%	$7,481	6.0%	$4,987	4.0%
Tier 1 Capital (to Average Assets)	$19,583	9.45%	$10,358	5.0%	$8,286	4.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,649	17.20%	$12,587	10.0%	$10,069	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,054	15.93%	$7,552	6.0%	$5,035	4.0%
Tier 1 Capital (to Average Assets)	$20,054	10.18%	$9,852	5.0%	$7,881	4.0%

As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)	$21,388	17.08%	$12,524	10.0%	$10,020	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,794	15.80%	$7,515	6.0%	$5,010	4.0%
Tier 1 Capital (to Average Assets)	$19,794	10.06%	$9,836	5.0%	$7,869	4.0%

Index

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Bank had $6.8 million in cash and cash equivalents on June 30, 2011, as compared with $10.8 million as of December 31, 2010, and $25.6 million on June 30, 2010.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of June 30, 2011, the Company’s loans-to-deposits ratio was 64%, as compared with 69% as of December 31, 2010, and 78% on June 30, 2010.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have grown during this period.  A low loan-to-deposit ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 53% as of June 30, 2011, as compared with 47% as of December 31, 2010, and 36% as of June 30, 2010.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of June 30, 2011, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of June 30, 2011, up to $50.2 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	June 30	December 31	June 30
	2011	2010	2010
Commitments to Extend Credit	$22,255	$19,832	$18,444
Standby Letters of Credit	761	901	401
	$23,016	$20,733	$18,845

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of June 30, 2011, and December 31, 2010, this reserve totaled $105 thousand and is included in other liabilities in the consolidated balance sheets.

The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.  The effect on the Bank’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted, as there is no guarantee the lines of credit will ever be used.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal levels in order to maintain an appropriate equity to assets ratio.  Management believes that the impact of inflation on financial results depends on the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, earnings and capital.

San Luis Obispo and Santa Barbara Counties continue to have unemployment rates (10.0% and 8.9%, respectively, as of June 2011), significantly below the California statewide seasonally-adjusted rate of 11.8%, but San Luis Obispo remains above the nationwide seasonally-adjusted rate of 9.2%.  SLO County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  There can be no assurance that the local economy will rebound quickly or

Index

that real estate values will return to pre-2006 levels in the near term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
10.33	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (BB)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files
(A) Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B) Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(C) Included in the Company’s Form 10-QSB filed August 12, 2002, and incorporated by reference herein.
(D) Included in the Company’s Form 10-QSB filed on November 12, 2002, and incorporated by reference herein.
(E) Included in the Company’s Form 8-K filed on October 21, 2003, and incorporated by reference herein.
(F) Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(G) Included in the Company’s Form 8-K filed on January 19, 2005, and incorporated by reference herein.
(H) Intentionally omitted
(I) Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(J) Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(K) Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007, and incorporated by reference herein.
(L) Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007, and incorporated by reference herein.
(M) Included in the Company’s Form 8-K filed on August 14, 2007, and incorporated by reference herein.
(N) Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(O) Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(P) Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
(Q)Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(R)Included in the Company’s Form 8-K filed on January 14, 2009, and incorporated by reference herein.
(S)Included in the Company’s Form 10-Q filed on August 14, 2009, and incorporated by reference herein.
(T)Included in the Company’s Form 10-K filed on March 16, 2009, and incorporated by reference herein.
(U)Included in the Company’s From 8-K filed on December 24, 2009, and incorporated by reference herein.
(V)Included in the Company’s Form 8-K filed on March 22, 2010, and incorporated by reference herein.
(W)Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein.
(X)Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(Y)Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(Z)Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein.
(AA)Included in Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein.
(BB)Included in the Company’s Form 8-K filed on June 27, 2011, and incorporated by reference herein.

Index

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:  /s/ Anita M. Robinson
ANITA M. ROBINSON
President
Dated:  August 15, 2011

By:  /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  August 15, 2011

Index