Form 10-Q/A
period 2011-06-30
MISSION COMMUNITY BANCORP
filed 2011-08-16
CIK 1129920

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

Mission Community Bancorp
Form 10-Q/A

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Original Filing”) to correct an EDGAR filing error in the Original Filing in which the Exhibit 101 Interactive Data Files (XBRL files) were incorrectly identified in the EDGAR filing with the Exhibit 100 designation.  No other changes are being made to the Original filing.  The Original Filing was filed with the Securities and Exchange Commission on August 15, 2011.

PART II - OTHER INFORMATION

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
Dated:  August 16, 2011

By:  /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  August 16, 2011