Form 10-Q
period 2011-09-30
MISSION COMMUNITY BANCORP
filed 2011-11-14
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,094,274 shares of common stock outstanding as of November 7, 2011.

Mission Community Bancorp
September 30, 2011

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
September 30, 2011, December 31, 2010 and September 30, 2010

Condensed Consolidated Statements of Operations
for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Nine-Month Periods Ended September 30, 2011 and 2010

Condensed Consolidated Statements of Cash Flows
for the Three- and Nine-Month Periods Ended September 30, 2011 and 2010

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
Item 6.  Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)
	September 30, 2011	December 31, 2010	September 30, 2010
Assets
Cash and due from banks	$15,894	$10,817	$19,335
Interest-bearing deposits in other banks	302	550	400
Investment securities available for sale	90,159	75,435	60,222

Loans held for sale	9,951	15,115	15,147

Loans, net of unearned income	109,275	105,110	107,716
Less allowance for loan and lease losses	(3,164)	(3,198)	(3,573)
Net loans	106,111	101,912	104,143

Federal Home Loan Bank stock and other stock, at cost	2,410	2,682	2,733
Premises and equipment	3,047	3,199	3,282
Other real estate owned	1,889	3,137	2,480
Company owned life insurance	3,048	2,980	2,956
Accrued interest and other assets	1,836	1,974	1,507
Total Assets	$234,647	$217,801	$212,205

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$33,732	$22,910	$22,214
Money market, NOW and savings	70,515	70,010	59,871
Time certificates of deposit	87,299	80,320	83,536
Total deposits	191,546	173,240	165,621
Other borrowings	-	349	4,470
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,951	1,975	1,769
Total liabilities	196,590	178,657	174,953
Shareholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A (100,000 shares issued and outstanding)	392	392	392
Series B (20,500 shares issued and outstanding)	192	192	192
Series C (50,000 shares issued and outstanding)	500	500	500
Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized;
issued and outstanding: 7,094,274 at September 30, 2011
and December 31, 2010, and 6,345,602 at September 30, 2010	46,387	46,427	42,860
Additional paid-in capital	432	327	294
Retained deficit	(16,101)	(13,220)	(13,200)
Accumulated other comprehensive income (loss)	1,187	(542)	1,146
Total shareholders' equity	38,057	39,144	37,252
Total Liabilities and Shareholders' Equity	$234,647	$217,801	$212,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Return to Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Interest Income
Interest and fees on loans	$1,785	$1,853	$5,271	$5,841
Interest on investment securities	470	344	1,350	957
Other interest income	6	14	22	31
Total interest income	2,261	2,211	6,643	6,829
Interest Expense
Interest on money market, NOW and savings deposits	86	113	305	349
Interest on time certificates of deposit	217	296	693	927
Other interest expense	25	79	80	264
Total interest expense	328	488	1,078	1,540
Net interest income	1,933	1,723	5,565	5,289
Provision for loan and lease losses	300	350	300	5,800
Net interest income (loss) after provision for loan and lease losses	1,633	1,373	5,265	(511)
Non-interest income
Service charges on deposit accounts	114	101	312	275
Gain on sale of loans	31	126	172	307
Loan servicing fees, net of amortization	38	38	97	111
Gain on sale or call of available-for-sale securities	4	-	4	58
Other real estate income	-	-	38	-
Net gains(losses) and writedowns of fixed assets or other real estate	(94)	(4)	(71)	(454)
Net gains(losses) on disposition of loans held for sale	209	-	255	-
Other income and fees	138	40	222	126
Total non-interest income	440	301	1,029	423
Non-interest expense
Salaries and employee benefits	1,601	1,029	4,364	2,873
Occupancy expenses	341	318	993	933
Furniture and equipment	120	116	346	352
Data processing	276	187	739	551
Professional fees	369	183	902	501
Marketing and business development	47	34	140	104
Office supplies and expenses	66	59	192	177
Insurance and regulatory assessments	86	187	312	583
Loan and lease expenses	42	87	202	144
Other real estate expenses	15	19	113	58
Provision for unfunded commitments	180	-	180	-
Other expenses	178	132	495	364
Total non-interest expense	3,321	2,351	8,978	6,640
Loss before income taxes	(1,248)	(677)	(2,684)	(6,728)
Income tax expense	1	-	6	-
Net loss	$(1,249)	$(677)	$(2,690)	$(6,728)
Net loss applicable to common stock	$(1,290)	$(827)	$(2,833)	$(6,700)

Per Common Share Data:
Net loss - basic	$(0.18)	$(0.11)	$(0.40)	$(1.82)

Average common shares outstanding - basic	7,094,274	6,345,602	7,094,274	3,682,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Return to Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)
							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	Income (Loss)	Total

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638

Issuance of common stock
in private placement,
net of issuance costs of $153		5,000,000	24,818					24,818

Dividends declared and paid
on Series D preferred stock						(192)		(192)

Stock-based compensation				52				52

Comprehensive loss:
Net (loss)					$(6,728)	(6,728)		(6,728)
Less beginning of year unrealized
gain on securities sold during
the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	686	-	686	686
Total comprehensive loss					$(6,064)

Balance at September 30, 2010	$6,152	6,345,602	$42,860	$294		$(13,200)	$1,146	$37,252

Balance at January 1, 2011	$6,152	7,094,274	$46,427	$327		$(13,220)	$(542)	$39,144

Dividends declared and paid
on Series D preferred stock						(191)		(191)

Stock-based compensation				105				105

Additional expenses of 2010
shareholder rights offering			(40)					(40)

Comprehensive loss:
Net (loss)					$(2,690)	(2,690)		(2,690)
Net unrealized gain on
available-for-sale securities,
net of taxes of $-0-	-	-	-	-	1,729	-	1,729	1,729
Total comprehensive loss					$(961)

Balance at September 30, 2011	$6,152	7,094,274	$46,387	$432		$(16,101)	$1,187	$38,057

Total comprehensive loss for the three months ended September 30, 2011 and 2010 were $(444) thousand and $(501) thousand, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Return to Index

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Operating Activities
Net loss	$(1,249)	$(677)	$(2,690)	$(6,728)
Adjustments to reconcile net loss to net
cash (used in) provided by operating activities:
Depreciation	127	125	379	384
Accretion of discount on securities and loans, net	174	52	431	28
Provision for credit losses	300	350	300	5,800
Provision for losses on unfunded loan commitments	180	-	180	-
Stock-based compensation	36	33	105	52
Gain on sale or call of available-for-sale securities	(4)	-	(4)	(58)
Gain on sale of loans	(31)	(126)	(172)	(307)
Losses (gains) on disposition of loans held for sale	(209)	-	(255)	-
Net losses (gains) and writedowns of fixed assets or other real estate	94	4	71	454
Increase in company-owned life insurance	(23)	(23)	(68)	(70)
Net increase in accrued taxes receivable	-	(3)		(3)
Other, net	194	77	(66)	381
Proceeds from loan sales	477	1,961	1,917	6,363
Loans originated for sale	(426)	(1,525)	(1,988)	(5,108)
Net cash (used in) provided by operating activities	(360)	248	(1,860)	1,188
Investing Activities
Net decrease in Federal Home Loan Bank and other stock	79	80	272	269
Net decrease in deposits in other banks	-	-	248	25
Purchase of available-for-sale securities	(4,619)	(16,662)	(26,652)	(39,822)
Proceeds from maturities, calls and paydowns of available-for-sale securities	7,038	4,105	13,180	14,765
Proceeds from sales of available-for-sale securities	-	-	-	5,622
Net (increase) decrease in loans	(3,232)	855	(72)	3,134
Purchases of premises and equipment	(36)	(72)	(227)	(412)
Additional investments in other real estate owned	-	-	(111)	-
Proceeds from sale of other real estate owned	1,067	419	2,574	1,024
Net cash provided by (used in) investing activities	297	(11,275)	(10,788)	(15,395)
Financing Activities
Net increase in demand deposits and savings accounts	9,530	8,299	11,327	3,325
Net (decrease) increase in time deposits	(264)	(3,804)	6,979	(1,474)
Net increase (decrease) in other borrowings	-	328	(349)	(1,530)
Proceeds from common stock issued, net of issuance costs	-	(29)	(40)	24,818
Payment of TARP-CPP dividends	(64)	(64)	(192)	(192)
Net cash provided by financing activities	9,202	4,730	17,725	24,947
Net increase (decrease) in cash and cash equivalents	9,139	(6,297)	5,077	10,740
Cash and cash equivalents at beginning of period	6,755	25,632	10,817	8,595
Cash and cash equivalents at end of period	$15,894	$19,335	$15,894	$19,335

Non-cash changes:
Change in unrealized gains (losses)
on available-for-sale securities	$804	176	$1,729	664
Real estate acquired by foreclosure	217	1,375	1,286	1,752
Loans reclassified to held for sale	-	-	-	16,689
Supplemental disclosures of cash flow information:
Interest paid	326	460	1,086	1,595
Taxes paid	2	2	4	2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Return to Index

Mission Community Bancorp and Subsidiary
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three- and nine-month periods ended September 30, 2011 and 2010 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

Certain reclassifications have been made to prior period balances to conform to classifications in 2011, with no impact to previously reported net loss or shareholders’ equity.

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

Return to Index

On September 27, 2011 the Board of Directors of the Company approved and adopted the Mission Community Bancorp 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has also been approved by the Company’s shareholders.  The 2011 Plan provides for the issuance of both “incentive” and “nonqualified” stock options, restricted stock awards, stock appreciation rights and stock awards.  Awards under the 2011 Plan may be made to salaried officers and employees of the Company and its affiliates, to non-employee directors of the Company and its affiliates, and to consultants providing services to the Company and its affiliates.  Awards under the 2011 Plan may be granted on such terms and conditions as are established by the Board of Directors or an authorized Committee of the Board of Directors in its discretion.  Awards may be granted as performance-based compensation under section 162(m) of the Internal Revenue Code.

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

The fair values of options granted in the nine months ended September 30, 2011, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011	7/26/2011
Number of options granted	20,000	20,000	20,000
Exercise price	$5.00	$5.00	$5.00
Market price of common stock	$3.65	$3.61	$3.55
Expected stock price volatility	37.4%	37.3%	36.2%
Expected option life	6 years	6 years	6.5 years
Risk-free interest rate	2.32%	2.53%	2.07%

Weighted average fair value of all options granted during the period:
3 months ended 9/30/11			$1.03
9 months ended 9/30/11			$1.06

For the nine months ended September 30, 2010, the fair values of options granted were estimated on the date of grant using the following assumptions:

Date of grant	7/1/2010
Number of options granted	100,368
Exercise price	$5.00
Market price of common stock	$5.00
Expected stock price volatility	45.6%
Expected option life	10 years
Risk-free interest rate	1.80%

Weighted average fair value of all options granted during the period:
3 months ended 9/30/10	$2.85
9 months ended 9/30/10	$2.85

During the three-month periods ended September 30, 2011 and 2010, the Company recognized pre-tax stock-based compensation expense of $36,000 and $33,000, respectively.  For the nine-month periods ended September 30, 2011 and 2010, stock-based compensation expense was recognized totaling $105,000 and $52,000, respectively.  As of September 30, 2011, the Company has unvested options outstanding with unrecognized compensation expense totaling $287,000, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2011	$36
2012	146
2013	76
2014	13
2015	12
2016	4
Total unrecognized compensation cost	$287

No options outstanding were “in the money” as of September 30, 2011.

The following table summarizes information about stock option activity for the nine months ended September 30, 2011:

			Weighted-		Aggregate
		Weighted-	Average		Intrinsic
		Average	Remaining		Value of
		Exercise	Contractual		In-the-Money
	Shares	Price	Term		Options
Outstanding at beginning of year	183,432	$10.39
Options granted	60,000	5.00
Options exercised	-
Options cancelled	(13,000)	7.90
Outstanding at end of period	230,432	$9.13	7.8	Years	$-

Options exercisable at end of period	87,094	$13.47	6.1	Years	$-

Options Vested or Expected to Vest	230,432	$9.13	7.8	Years	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011:
U.S. Government agencies	$27,786	$183	$(27)	$27,942
Residential mortgage-backed securities	56,472	941	(4)	57,409
Municipal securities	2,917	103	-	3,020
Asset-backed securities	1,797	4	(13)	1,788
	$88,972	$1,231	$(44)	$90,159

December 31, 2010:
U.S. Government agencies	$21,083	$47	$(270)	$20,860
Residential mortgage-backed securities	49,831	215	(566)	49,480
Municipal securities	2,917	20	(15)	2,922
Corporate debt securities	1,981	20	-	2,001
Asset-backed securities	165	7	-	172
	$75,977	$309	$(851)	$75,435

The scheduled maturities of investment securities at September 30, 2011, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$2,072	$2,077
Due in one year to five years	22,756	22,895
Due in five years to ten years	15,706	15,991
Due in greater than ten years	48,438	49,196
	$88,972	$90,159

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2011:
U.S. Government agencies	2,070	$27	$-	$-	$2,070	$27
Residential mortgage-backed securities	-	-	3,958	4	3,958	4
Municipal securities	-	-	-	-	-	-
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	1,676	13	-	-	1,676	13
	$3,746	$40	$3,958	$4	$7,704	$44

December 31, 2010:
U.S. Government agencies	$15,985	$270	$-	$-	$15,985	$270
Residential mortgage-backed securities	37,274	566	-	-	37,274	566
Municipal securities	1,169	15	-	-	1,169	15
Corporate debt securities	-	-	-	-	-	-
Asset-backed securities	-	-	-	-	-	-
	$54,428	$851	$-	$-	$54,428	$851

As of September 30, 2011, the Company held two securities that had been in an unrealized loss position for less than 12 months.  Two additional securities have been in an unrealized loss position for 12 months or longer as of September 30, 2011.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of September 30, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of September 30, 2011 are other than temporarily impaired.

During the first quarter of 2010, the Bank sold $5,532,000 of investment securities for gross gains of $58,000.  No securities were sold in the first nine months of 2011.  However, a gain of $4,000 was recognized in the third quarter of 2011 on securities called for redemption.

As of September 30, 2011, investment securities carried at $11,078,000 were pledged to secure public deposits, as required by law.  Investment securities carried at $17,469,000 as of September 30, 2011, were pledged to secure borrowing facilities from the Federal Home Loan Bank of San Francisco.

Return to Index

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	September 30, 2011		December 31, 2010		September 30, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$10,817	9.1%	$8,972	7.4%	$8,752	7.1%
Commercial real estate - owner-occupied	29,866	25.0%	35,135	29.2%	34,683	28.2%
Commercial real estate - non-owner-occupied	35,454	29.7%	32,240	26.8%	33,358	27.2%
Residential real estate	15,962	13.4%	16,641	13.9%	17,364	14.1%
All other real estate loans	2,923	2.4%	2,989	2.5%	3,003	2.5%
Commercial and industrial loans	16,641	14.0%	17,701	14.7%	19,728	16.1%
Agricultural loans	3,531	3.0%	1,022	0.9%	403	0.3%
Municipal loans	2,397	2.0%	2,987	2.5%	2,991	2.4%
Leases, net of unearned income	708	0.6%	1,047	0.9%	1,110	0.9%
Consumer loans	927	0.8%	1,491	1.2%	1,471	1.2%
Total loans	$119,226	100.0%	$120,225	100.0%	$122,863	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	September 30, 2011		December 31, 2010		September 30, 2010
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$232	0.2%	$32	0.0%	$63	0.1%
Real estate	6,342	5.3%	10,545	8.8%	10,333	8.4%
Construction and land development	3,377	2.8%	4,538	3.8%	4,751	3.9%
Total loans held for sale	$9,951	8.3%	$15,115	12.6%	$15,147	12.3%

* Includes all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans held for investment.  Loans held for sale, including $4,731,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of September 30, 2011, and December 31, 2010, loans totaling $95,525,000 and $60,681,000, respectively, were pledged to secure potential borrowing facilities from the Federal Home Loan Bank of San Francisco.

Return to Index

Included in commercial loans at December 31, 2010, were $349,458 in guaranteed portions of SBA loans sold and subject to a 90-day premium refund obligation.  In accordance with accounting standards for the sale of a portion of a loan, the Bank recorded the proceeds from the sale of the guaranteed portion of those SBA loans, which totaled $385,546, as a secured borrowing and included $349,458 of that amount in other borrowings on the consolidated balance sheet, with $36,088 recorded as a deferred premium and included in other liabilities.  The 90-day premium refund obligation elapsed during the first quarter of 2011 and the transaction was recorded as a sale during that quarter, with the guaranteed portions of loans and the secured borrowings removed from the balance sheet and the resulting gain on sale recorded.  In February 2011, the SBA eliminated the refund obligation period, so the Bank is no longer required to defer gain recognition for SBA loan sales.  As of September 30, 2011, no SBA loan sales have been deferred.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three- and nine-month periods ended September 30:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Balance at beginning of period	$3,181,992	$3,731,468	$3,197,636	$5,536,929
Provision for loan and lease losses charged to expense	300,000	350,000	300,000	5,800,000
Loans charged off	(359,976)	(516,304)	(459,589)	(7,803,804)
Recoveries on loans previously charged off	41,787	7,775	125,756	39,814
Balance at end of period	$3,163,803	$3,572,939	$3,163,803	$3,572,939

Changes in the allowance for loan and lease losses for the three and nine months ended September 30, 2011, and year ended December 31, 2010, are shown below disaggregated by portfolio segment:

	Three Months Ended September 30, 2011
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$122,646	$10,446	$-	$-	$133,092
Commercial real estate - owner-occupied	392,479	(73,189)	(21,070)	-	298,220
Commercial real estate - non-owner-occupied	713,095	188,405	(124,513)	-	776,987
Residential real estate	516,219	29,177	(69,633)	35,000	510,763
All other real estate loans	4,053	(508)	-	-	3,545
Commercial and industrial loans	1,038,001	381,555	(114,500)	4,203	1,309,259
Consumer and all other loans and lease financing	113,222	(38,687)	(30,260)	2,584	46,859
Unallocated	282,277	(197,199)	-	-	85,078
Totals	$3,181,992	$300,000	$(359,976)	$41,787	$3,163,803

	Nine Months Ended September 30, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$530,473	$(397,381)	$-	$-	$133,092
Commercial real estate - owner-occupied	165,181	143,634	(21,070)	10,475	298,220
Commercial real estate - non-owner-occupied	696,239	205,261	(124,513)	-	776,987
Residential real estate	501,008	113,879	(152,633)	48,509	510,763
All other real estate loans	3,289	256	-	-	3,545
Commercial and industrial loans	1,021,240	349,825	(123,064)	61,258	1,309,259
Consumer and all other loans and lease financing	123,727	(44,073)	(38,309)	5,514	46,859
Unallocated	156,479	(71,401)	-	-	85,078
Totals	$3,197,636	$300,000	$(459,589)	$125,756	$3,163,803

	Year Ended December 31, 2010
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Year

Construction and land development	$1,529,114	$1,737,805	$(2,755,179)	$18,733	$530,473
Commercial real estate - owner-occupied	669,727	822,197	(1,326,743)	-	165,181
Commercial real estate - non-owner-occupied	1,272,180	234,669	(810,610)	-	696,239
Residential real estate	162,505	1,679,365	(1,340,862)	-	501,008
All other real estate loans	248,029	(9,279)	(235,461)	-	3,289
Commercial and industrial loans	866,580	1,710,065	(1,582,702)	27,297	1,021,240
Consumer and all other loans and lease financing	275,646	(18,153)	(134,401)	635	123,727
Unallocated	513,148	(356,669)	-	-	156,479
Totals	$5,536,929	$5,800,000	$(8,185,958)	$46,665	$3,197,636

Return to Index

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

Special Mention – A special mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date.  Special Mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

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

 Loss – Loans classified as loss are considered uncollectible and are of such little value that their continuance as bankable assets is not warranted.  Loans classified as loss are charged off immediately.

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

Return to Index

Loans by Risk Rating (excluding loans held for sale*)	Risk Ratings
(in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of September 30, 2011:
Construction and land development	$5,954	$162	$1,323	$-	$7,439
Commercial real estate - owner-occupied	23,291	5,119	802	-	29,212
Commercial real estate - non-owner-occupied	27,022	2,726	2,821	-	32,569
Residential real estate	14,681	181	-	19	14,881
All other real estate	1,289	-	-	-	1,289
Commercial and industrial	13,732	227	2,155	-	16,114
Consumer and all other loans and lease financing	7,725	-	46	-	7,771
Total loans, net of unearned income	$93,694	$8,415	$7,147	$19	$109,275

As of December 31, 2010:
Construction and land development	$2,932	$179	$1,324	$-	$4,435
Commercial real estate - owner-occupied	29,590	-	1,023	-	30,613
Commercial real estate - non-owner-occupied	22,477	6,077	781	-	29,335
Residential real estate	15,322	-	-	-	15,322
All other real estate	1,315	-	-	-	1,315
Commercial and industrial	14,872	150	877	13	15,912
Consumer and all other loans and lease financing	8,046	-	132	-	8,178
Total loans, net of unearned income	$94,554	$6,406	$4,137	$13	$105,110

As of September 30, 2010:
Construction and land development	$2,492	$184	$1,324	$-	$4,000
Commercial real estate - owner-occupied	28,337	-	1,582	-	29,919
Commercial real estate - non-owner-occupied	22,876	2,773	4,772	-	30,421
Residential real estate	15,577	370	336	-	16,283
All other real estate	1,318	-	-	-	1,318
Commercial and industrial	13,837	350	3,342	13	17,542
Consumer and all other loans and lease financing	7,990	15	228	-	8,233
Total loans, net of unearned income	$92,427	$3,692	$11,584	$13	$107,716

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Return to Index

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

Loans by Delinquency Status (excluding loans held for sale*)								Accruing	Past Due
(in thousands)	Recorded Balance of Loans Past Due							Troubled	90+ Days
	30-59	60-89	90	+	Total			Debt	and	Non-Accrual
	Days	Days	Days		Past Due	Current	Total Loans	Restructurings	Accruing	Loans
As of September 30, 2011:
Construction and land development	$-	$-	$1,323		$1,323	$6,116	$7,439	$-	$-	$1,323
Commercial real estate - owner-occupied	-	1,022	-		1,022	28,190	29,212	-	-	24
Commercial real estate - non-owner-occupied	-	-	269		269	32,300	32,569	-	-	269
Residential real estate	-	-	-		-	14,881	14,881	-	-	19
All other real estate	-	-	-		-	1,289	1,289	-	-	-
Commercial and industrial	19	-	100		119	15,995	16,114	-	-	837
Consumer and all other loans and lease financing	-	-	-		-	7,771	7,771	-	-	-
Total loans, net of unearned income	$19	$1,022	$1,692		$2,733	$106,542	$109,275	$-	$-	$2,472

As of December 31, 2010:
Construction and land development	$-	$-	$-		$-	$4,435	$4,435	$-	$-	$-
Commercial real estate - owner-occupied	-	681	-		681	29,932	30,613	-	-	641
Commercial real estate - non-owner-occupied	-	-	-		-	29,335	29,335	-	-	-
Residential real estate	-	-	-		-	15,322	15,322	-	-	-
All other real estate	-	-	-		-	1,315	1,315	-	-	-
Commercial and industrial	237	165	821		1,223	14,689	15,912	-	-	1,352
Consumer and all other loans and lease financing	38	-	-		38	8,140	8,178	-	-	-
Total loans, net of unearned income	$275	$846	$821		$1,942	$103,168	$105,110	$-	$-	$1,993

As of September 30, 2010:
Construction and land development	$-	$-	$-		$-	$4,000	$4,000	$-	$-	$-
Commercial real estate - owner-occupied	-	-	-		-	29,919	29,919	-	-	748
Commercial real estate - non-owner-occupied	431	-	225		656	29,765	30,421	-	-	656
Residential real estate	-	370	236		606	15,677	16,283	-	-	236
All other real estate	-	-	-		-	1,318	1,318	-	-	-
Commercial and industrial	520	535	942		1,997	15,545	17,542	-	-	2,313
Consumer and all other loans and lease financing	-	-	-		-	8,233	8,233	108	-	-
Total loans, net of unearned income	$951	$905	$1,403		$3,259	$104,457	$107,716	$108	$-	$3,953

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered to be troubled debt restructurings (“TDR’s”). TDR’s typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Both non-accrual loans and TDR’s are generally considered to be impaired.

Concessions granted in TDR’s typically are intended to reduce the borrower’s cash requirements, such as an extension of the payment terms or a change in the interest rate charged.  TDR’s with extended payment terms are accounted for as impaired until adequate performance is established.  A reduction in the interest rate for a borrower experiencing financial difficulties would result in a change to TDR status if the restructured loan yield is below the yield for a new loan with

Return to Index

comparable risk. TDR’s with below-market rates are considered impaired until fully collected.   TDR’s may be reported as non-accrual, rather than TDR, if they are not performing under the restructured terms or if adequate payment performance under the restructured terms has yet to be established.

No loans modified during the third quarter of 2011 were considered to be TDR’s.  During the first six months of 2011 two loans were modified in troubled debt restructurings.  One owner-occupied commercial real estate loan with an outstanding balance of $30 thousand, both before and after the restructuring, was extended for three years with monthly amortization required; and one commercial loan with an $80 thousand outstanding balance, both before and after the restructuring, was extended for three months beyond its original maturity.  There was no financial impact for specific reserves or from charge-offs for these modified loans during the nine months ended September 30, 2011.  Both of these loans were in non-accrual status as of September 30, 2011, and as of that date no TDR’s modified within the previous twelve months have defaulted under the restructured terms.

Return to Index

Following are summaries of the investment in impaired loans (excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

Impaired Loans (excluding loans held for sale*)				For the Nine Months Ended		Three Months Ended
(in thousands)	As of September 30, 2011			September 30, 2011		September 30, 2011
		Unpaid		Average	Interest Income	Average
	Recorded	Principal	Related	Recorded	Recognized	Recorded
	Investment	Balance	Allowance	Investment	While Impaired	Investment
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$267	$-	$178
Commercial real estate - owner-occupied	-	-	-	-	-	-
Commercial real estate - non-owner-occupied	-	-	-	165	-	331
Residential real estate	19	19	19	14	-	29
All other real estate	-	-	-	-	-	-
Commercial and industrial	466	474	93	478	-	405
Consumer and all other loans and lease financing	-	-	-	4	-	4
Total Impaired Loans With An Allowance Recorded	485	493	112	928	-	947

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	1,323	1,323	-	662	-	1,323
Commercial real estate - owner-occupied	24	25	-	264	-	189
Commercial real estate - non-owner-occupied	269	269	-	-	-	-
Residential real estate	-	-	-	18	-	36
All other real estate	-	-	-	-	-	-
Commercial and industrial	371	429	-	407	-	382
Consumer and all other loans and lease financing	-	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	1,987	2,046	-	1,351	-	1,930

Total Loans Individually Evaluated for Impairment:
Construction and land development	1,323	1,323	-	929	-	1,501
Commercial real estate - owner-occupied	24	25	-	264	-	189
Commercial real estate - non-owner-occupied	269	269	-	165	-	331
Residential real estate	19	19	19	32	-	65
All other real estate	-	-	-	-	-	-
Commercial and industrial	837	903	93	885	-	787
Consumer and all other loans and lease financing	-	-	-	4	-	4
Total Loans Individually Evaluated For Impairment	$2,472	$2,539	$112	$2,279	$-	$2,877

Loans Collectively Evaluated for Impairment:
Construction and land development	$6,116	$6,116	$133
Commercial real estate - owner-occupied	29,188	29,188	298
Commercial real estate - non-owner-occupied	32,300	32,300	777
Residential real estate	14,862	14,862	492
All other real estate	1,289	1,289	4
Commercial and industrial	15,277	15,277	1,216
Consumer and all other loans and lease financing	7,771	7,771	47
Unallocated	-	-	85
Total Loans Collectively Evaluated For Impairment	$106,803	$106,803	$3,052

Total Loans:
Construction and land development	$7,439	$7,439	$133
Commercial real estate - owner-occupied	29,212	29,213	298
Commercial real estate - non-owner-occupied	32,569	32,569	777
Residential real estate	14,881	14,881	511
All other real estate	1,289	1,289	4
Commercial and industrial	16,114	16,180	1,309
Consumer and all other loans and lease financing	7,771	7,771	47
Unallocated	-	-	85
Total Loans	$109,275	$109,342	$3,164
* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Return to Index

Impaired Loans (excluding loans held for sale*)				For the Year Ended
(in thousands)	As of December 31, 2010			December 31, 2010
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$1,817	$-
Commercial real estate - owner-occupied	-	-	-	2,053	-
Commercial real estate - non-owner-occupied	-	-	-	1,393	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,010	1,424	9	1,193	-
Consumer and all other loans and lease financing	-	-	-	226	-
Total Impaired Loans With An Allowance Recorded	1,010	1,424	9	6,776	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	356	375	-	307	-
Commercial real estate - owner-occupied	326	396	-	46	-
Commercial real estate - non-owner-occupied	-	-	-	958	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	301	322	-	299	27
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	983	1,093	-	1,610	27

Total Loans Individually Evaluated for Impairment:
Construction and land development	356	375	-	2,124	-
Commercial real estate - owner-occupied	326	396	-	2,099	-
Commercial real estate - non-owner-occupied	-	-	-	2,351	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,311	1,746	9	1,492	27
Consumer and all other loans and lease financing	-	-	-	226	-
Total Loans Individually Evaluated For Impairment	$1,993	$2,517	$9	$8,386	$27

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,079	$4,079	$531
Commercial real estate - owner-occupied	30,287	30,287	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	14,601	14,601	1,012
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans Collectively Evaluated For Impairment	$103,117	$103,117	$3,189

Total Loans:
Construction and land development	$4,435	$4,454	$531
Commercial real estate - owner-occupied	30,613	30,683	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	15,912	16,347	1,021
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans	$105,110	$105,634	$3,198
* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Return to Index

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

On June 15, 2010, the Investors purchased an aggregate of 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant (five-year term and $5.00

Return to Index

exercise price) in the second closing under the Securities Purchase Agreement (the “Second Closing”), for an aggregate purchase price of $15 million.

The Company used a substantial majority of the proceeds from the Second Closing to enable a newly-formed wholly-owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant (five-year term and $5.00 exercise price).  The rights offering closed on December 15, 2010, with 748,672 shares being issued. Net proceeds from the rights offering totaled $3,527,000.

Prior to the Initial Closing, Carpenter was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing and the rights offering, Carpenter was the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants), or 75.2% of the issued and outstanding shares.

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

(in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$(1,249)	$(677)	$(2,690)	$(6,728)
Less net income (loss) allocated to preferred stock:
Convertible preferred (Series A & C)	(18)	(10)	(40)	(182)
Non-convertible preferred (Series B)	(4)	(1)	(8)	(38)
TARP preferred (Series D)	63	64	191	192
Net income (loss) allocated to all classes of preferred stock	41	53	143	(28)
Income (loss) allocated to common stock	$(1,290)	$(730)	$(2,833)	$(6,700)

Average common shares outstanding	7,094,274	6,345,602	7,094,274	3,682,598
Basic earnings (loss) per common share	$(0.18)	$(0.11)	$(0.40)	$(1.82)

No presentation of diluted earnings (loss) per common share has been presented because the result would be anti-dilutive.

Note 7 —Income taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the nine-month periods ended September 30, 2011, although a minimum state franchise tax expense of $1 thousand for the third quarter and $6 thousand for the nine months was recorded.  For the first nine months of 2010, no federal or state income tax expense or benefit was recognized due to the deferred tax asset limitation.

Return to Index

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
September 30, 2011	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$27,942	$-	$27,942
Mortgage-backed securities	-	57,409	-	57,409
Municipal securities	-	3,020	-	3,020
Corporate debt securities	-	-	-	-
Asset-backed securities	-	1,788	-	1,788
Total available-for-sale securities	-	90,159	-	90,159
Loans held for sale	-	-	9,951	9,951
Total assets measured at fair value on a recurring basis	$-	$90,159	$9,951	$100,110

December 31, 2010
Available for sale securities:
U.S. Government agencies	$-	$20,860	$-	$20,860
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,001	-	2,001
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Total assets measured at fair value on a recurring basis	$-	$75,435	$15,115	$90,550

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2011 or 2010 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2011.

Return to Index

Loans held for sale that are measured at fair value on a recurring basis consist of all loans held by the company’s MAM subsidiary.  Those loans are carried at the lower of cost or fair value and, accordingly, have been subject to recurring fair value adjustments.  Fair value for those loans is determined by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows to MAM, including collateral liquidation if repayment weaknesses exist.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
September 30, 2011	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of charge-offs and specific reserves--
Construction and land development	$-	$-	$1,323	$1,323	$(21)
Commercial real estate - owner-occupied	-	-	24	24	-
Commercial real estate - non-owner-occupied	-	-	269	269	(125)
Residential real estate	-	-	-	-	(87)
Commercial and industrial	-	-	744	744	(127)
Consumer and all other loans and lease financing	-	-	-	-	-
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$2,360	$2,360	$(360)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$1,889	$1,889	$(71)

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2010	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of charge-offs and specific reserves--
Commercial and industrial	$-	$-	$1,010	$1,010	$(648)
Commercial real estate - owner-occupied	-	-	326	326	(97)
Construction and land development	-	-	356	356	(10)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$1,692	$1,692	$(755)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$3,137	$3,137	$(486)

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

Return to Index

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2011 and 2010:

(in thousands)	Level 3 Available-for-Sale Securities and Loans Held for Sale
	Nine Months Ended September 30
	2011	2010
Balance at beginning of year	$15,115	$913
Securities transfered into Level 3	-	-
Net increase (decrease) in SBA loans held for sale	232	(904)
Loans held for sale transfered into Level 3	-	16,689
Unrealized gains (losses)
included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(4,252)	(1,493)
Loans held for sale transferred to other real estate owned	(1,069)	-
Securities valuation reserve	-	(9)
Loans held for sale valuation reserve	(75)	(49)
Balance at end of period	$9,951	$15,147

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

Return to Index

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$15,894	$15,894	$10,817	$10,817
Interest-bearing deposits in other banks	302	302	550	550
Investment securities	90,159	90,159	75,435	75,435
Loans held for sale	9,951	9,951	15,115	15,115
Loans, net of allowance for loan and lease losses	106,111	105,227	101,912	102,926
Federal Home Loan Bank and other stocks	2,410	2,410	2,682	2,682
Company owned life insurance	3,048	3,048	2,980	2,980
Accrued interest receivable	770	770	697	697

Financial Liabilities:
Deposits	191,546	190,929	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	3,093	1,379	3,093	1,333
Accrued interest payable	173	173	180	180

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

Return to Index

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

Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310):  Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  ASU 2011-01 approved the deferral of certain disclosure requirements surrounding TDRs included in ASU 2010-20, which were scheduled to be effective on January 1, 2011. The disclosure requirements were delayed until the FASB finalized the standards update related to their exposure draft, Clarifications to Accounting for Troubled Debt Restructurings by Creditors.  In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  ASU 2011-02 provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR.  The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered TDR.  The amendments became effective for the Company on July 1, 2011.  The disclosures deferred by ASU 2011-01 are required for interim and annual periods beginning on or after June 15, 2011.  The adoption of this guidance has resulted in additional disclosures regarding TDR’s but did not have a material impact on the Company’s financial position or results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220):  Presentation of Comprehensive Income.  ASU 2011-05 will require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement would present total net income and its components followed consecutively by a second statement that would present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor does it affect how earnings per share is calculated or presented.  For public entities, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and is to be applied retrospectively.  Early adoption is permitted.

Return to Index

Note 10 — Subsequent Event

On October 21, 2011 the two mergers contemplated under the Agreement and Plan of Merger dated June 24, 2011 by and among the Company, Carpenter Fund Manager GP, LLC (“Carpenter”), as General Partner of Carpenter Community BancFund L.P. and Carpenter Community BancFund-A., L.P. (the “Funds”), the Bank, Santa Lucia Bancorp (“SL Bancorp”) and Santa Lucia Bank (“SL Bank”) (the “Merger Agreement”) were consummated.

Subject to the terms and conditions of the Merger Agreement, SL Bancorp was merged with CCI One Acquisition Corporation, a newly-formed wholly-owned subsidiary of the Funds (“CCI One”), with SL Bancorp being the surviving corporation (the “Merger”).  At the effective time of the Merger, each outstanding share of SL Bancorp common stock, other than any shares dissenting from the Merger, was converted into the right to receive $0.35 in cash or an aggregate of approximately $700,000 (the “Merger Consideration”).  In addition, immediately prior to the Merger, CCI One purchased from the United States Department of the Treasury the outstanding preferred stock and warrants issued by SL Bancorp in the Troubled Asset Relief Program for an aggregate purchase price of $2.8 million.  Also immediately following the Merger, SL Bank, the wholly-owned subsidiary of SL Bancorp, was merged with and into the Bank, the wholly-owned subsidiary of the Company, with the Bank being the surviving bank (the “Bank Merger”).  In connection with the Bank Merger, the Company assumed the payment obligations of SL Bancorp under an Indenture pursuant to which an aggregate of $5,155,000 in Junior Subordinated Debt Securities due July 7, 2036 (the “Debt Securities”) were issued by SL Bancorp.

The Bank Merger was undertaken to increase the Company’s market share in its primary market—San Luis Obispo County and northern Santa Barbara County.  The combined bank had approximately $450 million in assets and $410 million in deposits immediately following the Bank Merger and continues to operate under the Mission Community Bank name, with full-service branch offices in San Luis Obispo and Santa Barbara counties in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria.  For the three months and nine months ended September 30, 2011, the Company incurred acquisition-related expenses totaling $176,000 and $430,000, respectively, which are included in professional fees in the consolidated statement of operations.  Complete financial and pro forma financial information is impractical to provide at the time these financial statements are being issued because the initial accounting for the acquisition is incomplete.

Return to Index

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(1.249) million for the third quarter of 2011, as compared with a net loss of $(677) thousand for the third quarter of 2010.  For the nine-month period ended September 30, 2011, the net loss was $(2.690) million, as compared to a net loss of $(6.728) million for the comparable period in 2010.

•
A $300 thousand provision for loan losses was recorded in the third quarter of 2011, a decrease of $50 thousand from the third quarter of 2010.  For the first nine months of 2011, a provision of $300 thousand was recognized, as compared with $5.800 million in the first nine months of 2010.

•
Net interest income for the three-month period ended September 30, 2011, was $1.933 million, an increase of $210 thousand from the same period in 2010.  For the first nine months of 2011, net interest income was $5.565 million, up $276 thousand from the comparable 2010 period.  The increases in net interest income were primarily due to continued decreases in deposit rates as well as a $4.1 million decrease in the average balance of borrowed funds (a $4.8 million average decrease for the nine months).

•
The net interest margin (net interest income as a percentage of average interest earning assets) increased by 13 basis points, to 3.61%, for the three-month period ended September 30, 2011, as compared to the same period in 2010.  For the nine months, net interest margin decreased by 27 basis points, to 3.47%.

•
For the three months ended September 30, 2011, non-interest income increased by $139 thousand from the same period in 2010.  The nine-month results reflect a $606 thousand improvement in non-interest income.  The improvement was due gains on the disposition of loans held for sale and, for the nine-month period, to a reduction in losses on other real estate.

Return to Index

•
Non-interest expense increased by $970 thousand for the third quarter of 2011, as compared to the same quarter in 2010.  For the nine months, the increase in non-interest expense was $2.338 million.  Principal factors relating to the increase were salaries and benefits for newly hired officers, increased professional fees related to the Santa Lucia Bank acquisition ($176 thousand for the third quarter and $430 thousand for the nine months), and a $180 thousand provision for unfunded loan commitments in the third quarter of 2011.

•	Total assets increased by $16.8 million (7.7%) from December 31, 2010 to September 30, 2011.

•	Non-performing assets decreased from $14.6 million as of December 31, 2010 to $8.7 million on September 30, 2011.

Income Summary

For the three months ended September 30, 2011, the Company incurred a net loss of $(1.249) million.  This compares with a net loss of $(677) thousand for the comparable period of 2010.  The increased quarterly net loss was the result of increased hiring since mid-year 2010 in preparation for planned growth, a $180 thousand increase in the provision for unfunded loan commitments, and $176 thousand in professional fees related to the Santa Lucia Bank acquisition.

For the nine-month period ended September 30, 2011, the net loss was $(2.690) million, as compared to a net loss of $(6.728) million for the comparable period in 2010.  The improvement in the nine month results was primarily attributable to a $5.5 million reduction in the loan loss provision, partially offset by increases in non-interest expense.

Loss on average assets (annualized) was (2.17)% for the third quarter of 2011, as compared with (1.29)% for the third quarter of 2010.  For the nine months, annualized loss on average assets was (1.61)%, as compared with (4.47)% for the same period in 2010.   Annualized loss on average equity was (12.86)% for the third quarter of 2011 as compared with (7.09)% for the comparable 2010 period.  Loss on equity for the first nine months was (9.34)% as compared with (31.41)% for the first half of 2010.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2011, net interest income was $1.933 million, an increase of $210 thousand from the same period in 2010, primarily due to continued decreases in deposit rates as well as a $4.1 million decrease in the average balance of borrowed funds.  The beneficial impact of the reduction in interest expense was largely offset, however, as increased liquidity was invested in lower-earning investment securities rather than loans, due to weak loan demand.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.61% for the three-month period ended September 30, 2011, an increase of 13 basis points as compared to the same period in 2010.  Short-term interest rates have remained at the current very low level since 2009.  The initial drop placed severe pressure on our interest margin, but as rates stabilized higher-rate liabilities have rolled off or repriced downward, significantly reducing our interest cost.  Offsetting the beneficial impact of lower interest expense has been a

Return to Index

reduction in interest income on loans, as demand for quality credits has significantly declined and the balance of non-accrual loans, though declining, has remained at a historically high level.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2011 and 2010:

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2011				September 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$112,778	$1,785	6.02	% *	$125,352	$1,853	5.87	% *
Investment securities*	89,818	470	2.25	% *	50,228	344	2.72	% *
Other interest income	10,858	6	0.18%		21,180	14	0.27%
Total interest-earning assets / interest income	213,454	2,261	4.22%		196,760	2,211	4.46%
Non-interest-earning assets:
Allowance for loan losses	3,124				(3,612)
Cash and due from banks	1,666				3,077
Premises and equipment	3,101				3,312
Other assets	7,141				8,704
Total assets	$228,486				$208,241

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$12,029	$14	0.47%		$15,520	$29	0.74%
Savings and Money Market deposit accounts	57,606	72	0.53%		37,760	84	0.89%
Certificates of deposit	86,986	217	0.98%		86,459	296	1.36%
Total interest-bearing deposits	156,621	303	0.78%		139,739	409	1.16%
Other short-tems borrowings	-	-	-		1,106	14	4.91%
Federal Home Loan Bank advances	22	-	-		3,000	37	4.89%
Trust preferred securities	3,093	25	3.24%		3,093	28	3.52%
Total borrowed funds	3,115	25	3.24%		7,199	79	4.31%
Total interest-bearing liabilities / interest expense	159,736	328	0.83%		146,938	488	1.32%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	28,880				21,839
Other liabilities	1,323				1,554
Total liabilities	189,939				170,331
Shareholders' equity	38,547				37,910
Total liabilities and shareholders' equity	$228,486				$208,241
Net interest-rate spread			3.39%				3.14%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.22%				0.34%
Net interest income / margin on earning assets		$1,933	3.61	% **		$1,723	3.48	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan fees (costs) included in loan interest income for the three-month periods ended September 30, 2011 and 2010, were $(17) thousand and $(19) thousand, respectively.

** Net interest income as a % of earning assets

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2011				September 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$118,740	$5,271	5.94	% *	$130,740	$5,841	5.97	% *
Investment securities*	82,725	1,350	2.18	% *	43,321	957	2.95	% *
Other interest income	12,733	22	0.23%		15,017	31	0.28%
Total interest-earning assets / interest income	214,198	6,643	4.15%		189,078	6,829	4.83%
Non-interest-earning assets:
Allowance for loan losses	(3,200)				(4,501)
Cash and due from banks	1,608				3,799
Premises and equipment	3,160				3,341
Other assets	7,696				9,510
Total assets	$223,462				$201,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$11,613	$52	0.60%		$18,483	$107	0.77%
Savings and Money Market deposit accounts	54,714	253	0.62%		36,025	242	0.90%
Certificates of deposit	86,986	693	1.07%		85,369	927	1.45%
Total interest-bearing deposits	153,313	998	0.87%		139,877	1,276	1.22%
Other short-tems borrowings	127	4	4.75%		413	15	5.02%
Federal Home Loan Bank advances	7	-	0.11%		4,571	171	4.99%
Trust preferred securities	3,093	76	3.27%		3,093	78	3.36%
Total borrowed funds	3,227	80	3.32%		8,077	264	4.36%
Total interest-bearing liabilities / interest expense	156,540	1,078	0.92%		147,954	1,540	1.39%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	27,090				22,914
Other liabilities	1,320				1,720
Total liabilities	184,950				172,588
Shareholders' equity	38,512				28,639
Total liabilities and shareholders' equity	$223,462				$201,227
Net interest-rate spread			3.23%				3.44%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.24%				0.30%
Net interest income / margin on earning assets		$5,565	3.47	% **		$5,289	3.74	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan fees (costs) included in loan interest income for the nine-month periods ended September 30, 2011 and 2010, were $(1) thousand and $58 thousand, respectively.

** Net interest income as a % of earning assets

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-and nine-month periods ended September 30, 2011 and 2010.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)	Three Months Ended September 30, 2011
	Compared to 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(194)	$126	$(68)
Investment securities	222	(96)	126
Other interest income	(5)	(3)	(8)
Total increase (decrease) in interest income	23	27	50

Interest-bearing liabilities:
Transaction accounts	(5)	(10)	(15)
Savings deposits	34	(46)	(12)
Certificates of deposit	2	(81)	(79)
Total interest-bearing deposits	31	(137)	(106)

Other short-term borrowings	(14)	-	(14)
FHLB advances	(19)	(18)	(37)
Trust preferred securities	-	(3)	(3)
Total borrowed funds	(33)	(21)	(54)
Total increase (decrease) in interest expense	(2)	(158)	(160)

Increase (decrease) in net interest income	$25	$185	$210

Consolidated Rate / Volume Variance Analysis
(In thousands)	Nine Months Ended September 30, 2011
	Compared to 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$(540)	$(30)	$(570)
Investment securities	650	(257)	393
Other interest income	(2)	(7)	(9)
Total increase (decrease) in interest income	108	(294)	(186)

Interest-bearing liabilities:
Transaction accounts	(35)	(20)	(55)
Savings deposits	95	(84)	11
Certificates of deposit	17	(251)	(234)
Total interest-bearing deposits	77	(355)	(278)

Other short-term borrowings	(6)	(5)	(11)
FHLB advances	(171)	-	(171)
Trust preferred securities	-	(2)	(2)
Total borrowed funds	(177)	(7)	(184)
Total increase (decrease) in interest expense	(100)	(362)	(462)

Increase (decrease) in net interest income	$208	$68	$276

The tables above reflect the impact of lower rates paid on deposit accounts, the payoff of all remaining FHLB borrowings, the $13 million increase in average interest-bearing deposits over

Return to Index

the past year ($17 million increase for the three-month periods), and a significant shift in the earning asset mix.  The overall rate decline on CD’s resulted from maturing CD’s repricing downward in the current low rate environment.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through the remainder of 2011 and the first quarter of 2012.  If so, we expect to see certificate of deposit rates continue to decline, although the pace of that decline has begun to slow.  With loan rates remaining relatively stable, this decrease in deposit rates should result in a slight improvement in our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits reprice slightly faster than loans, as “floors” (minimum rates) have been implemented on approximately 57% of the variable rate loan portfolio, or approximately $36 million in loans.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  As a result, that portion of the variable rate loan portfolio will not generate a material increase in interest income until the prime rate increases by at least two percentage points from its current level.  The remaining 43% of variable rate loans will respond to rising rates much more quickly, however.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded a $300 thousand provision for loan losses for the three months and nine months ended September 30, 2011, as compared with a $5.800 million provision for the first nine months of 2010 and $350 thousand for the third quarter of 2010.

Loan charge-offs totaled $360 thousand (with $42 thousand in recoveries) for the third quarter of 2011, as compared with $516 thousand of charge-offs and $8 thousand of recoveries for the same period in 2010.  For the first nine months of 2011 loan charge-offs totaled $460 thousand (with $126 thousand of recoveries), as compared with $7.804 million of charge-offs and $40 thousand of recoveries in the first nine months of 2010.  The ratio of allowance for loan losses to total loans was 2.65% at September 30, 2011, as compared with 2.91% a year ago and 2.66% as of December 31, 2010.

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

Return to Index

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned.  For the three-month period ended September 30, 2011, non-interest income was $440 thousand, an increase of $139 thousand from the same period in 2010.  For the first nine months of 2011, non-interest income increased $606 thousand—to $1.029 million—from the comparable period in 2010.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2011	2010		$ %	2011	2010		$ %
Service charges on deposit accounts	$114	$101	$13	13%	$312	$275	$37	13%
Gain on sale of loans	31	126	(95)	-75%	172	307	(135)	-44%
Loan servicing fees, net of amortization	38	38	-	0%	97	111	(14)	-13%
Gain on sale of available-for-sale securities	4	-	4	nm	4	58	(54)	-93%
Other real estate income	-	-	-	nm	38	-	38	nm
Net gains(losses) or writedowns of fixed assets or other real estate	(94)	(4)	(90)	nm	(71)	(454)	383	nm
Gain on disposition of loans held for sale	209	-	209	nm	255	-	255	nm
Other income and fees	138	40	98	245%	222	126	96	76%
Total non-interest income	$440	$301	$139	46%	$1,029	$423	$606	143%

nm - not meaningful

The improvement in non-interest income was due to gains on the disposition of loans held for sale and, for the nine months, to reduced losses on other real estate owned, partially offset by reduced gains on sales of SBA loans.  No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the 90-day limited recourse period (see Note 4 to the condensed consolidated financial statements).

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses increased by $970 thousand, or 41%, for the three months ended September 30, 2011, as compared to the third quarter of 2010.  For the first nine months of 2011, non-interest expense increased by $2.338 million, or 35%, from the comparable period in 2010.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended September 30,					For the Nine Months Ended September 30,
	$ Amount		Change			$ Amount		Change
	2011	2010		$	%	2011	2010		$	%
Salaries and employee benefits	$1,601	$1,029	$572		56%	$4,364	$2,873	$1,491		52%
Occupancy expenses	341	318	23		7%	993	933	60		6%
Furniture and equipment	120	116	4		3%	346	352	(6)		-2%
Data processing	276	187	89		48%	739	551	188		34%
Professional fees	369	183	186		102%	902	501	401		80%
Marketing and business development	47	34	13		38%	140	104	36		35%
Office supplies and expenses	66	59	7		12%	192	177	15		8%
Insurance and regulatory assessments	86	187	(101)		-54%	312	583	(271)		-46%
Loan and lease expenses	42	87	(45)		-52%	202	144	58		40%
Other real estate expenses	15	19	(4)		-21%	113	58	55		95%
Provision for unfunded loan commitments	180	-	180	nm		180	-	180	nm
Other	178	132	46		35%	495	364	131		36%
Total non-interest expense	$3,321	$2,351	$970		41%	$8,978	$6,640	$2,338		35%

nm = not meaningful

The increase in non-interest expense was principally from:

•	An increase in salaries and benefits due to additional officers hired since mid-year 2010 in preparation for planned growth,
•	Stock option compensation for recently-hired officers (an increase of only $3 thousand for the third quarter but a $53 thousand increase for the nine months),
•	A $180 thousand provision for unfunded loan commitments recorded in the third quarter of 2011, due to two credit relationships that were downgraded during the quarter,
•	Increased software and network management costs (included in data processing expenses in the table above),
•	Expenses of operating additional other real estate, and
•
Professional fees related to the Santa Lucia Bank acquisition, which totaled $176 thousand for the third quarter and $430 for the first nine months of 2011 (see Note 10 to the condensed consolidated financial statements).

These increased expenses were partially offset by a significant decrease in our FDIC insurance assessment (a $105 thousand decrease for the third quarter of 2011 vs. 2010, and a $277 thousand decrease for the first nine months of 2011 as compared to the comparable 2010 period).  The decrease in the assessment was due to improvement in the Bank’s deposit insurance risk category based on its most recent regulatory examination, and also to the change in the FDIC assessment formula as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Return to Index

Income Taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the three- and nine-month periods ended September 30, 2011, although a minimum state franchise tax expense of $1 thousand for the third quarter and $6 thousand for the nine months was recorded.  For the first nine months of 2010, no federal or state income tax expense or benefit was recognized, due to the deferred tax asset limitation.

Balance Sheet Analysis

At September 30, 2011, consolidated assets totaled $234.6 million, as compared with $217.8 million at December 31, 2010, and $212.2 million at the end of 2010’s third quarter.  This represents an increase of $22.4 million (11%) over the past twelve months.  Total loans decreased $3.6 million (3%) over that period, while securities and cash equivalents increased $23.0 million (23%), deposits increased $23.0 million (23%), borrowed funds decreased $4.5 million (100%) and shareholders’ equity increased $0.8 million (2%).  The increases in securities, cash equivalents and shareholders’ equity were due to the growth in deposits, as well as the issuance of 748,672 shares of common stock in the fourth quarter of 2010, for net proceeds of $3.5 million.  The Company’s net losses over the past year offset a substantial portion of the increase in capital from the stock issuance.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	September 30, 2011			June 30, 2011			March 31, 2011			December 31, 2010			September 30, 2010
		$	%		$	%		$	%		$	%		$	%
Total Assets	$9,378		4.2%	$7,650		3.5%	$(182)		-0.1%	$5,596		2.6%	$3,423		1.6%
Earning Assets	9,092		4.2%	10,711		5.2%	(1,384)		-0.7%	5,348		2.7%	2,889		1.5%
Loans	2,991		2.6%	(1,516)		-1.3%	(2,474)		-2.1%	(2,638)		-2.1%	(3,033)		-2.4%
Deposits	9,266		5.1%	7,622		4.4%	1,418		0.8%	7,619		4.6%	4,495		2.8%
Borrowings	-		-	-		-	(349)		-100.0%	(4,121)		-92.2%	328		7.9%
Shareholders' Equity	(471)		-1.2%	105		0.3%	(720)		-1.8%	1,891		5.1%	(562)		-1.5%

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)
	September 30, 2011		December 31, 2010		September 30, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$10,817	9.1%	$8,972	7.4%	$8,752	7.1%
Commercial real estate - owner-occupied	29,866	25.0%	35,135	29.2%	34,683	28.2%
Commercial real estate - non-owner-occupied	35,454	29.7%	32,240	26.8%	33,358	27.2%
Residential real estate	15,962	13.4%	16,641	13.9%	17,364	14.1%
All other real estate loans	2,923	2.4%	2,989	2.5%	3,003	2.5%
Commercial and industrial loans	16,641	14.0%	17,701	14.7%	19,728	16.1%
Agricultural loans	3,531	3.0%	1,022	0.9%	403	0.3%
Municipal loans	2,397	2.0%	2,987	2.5%	2,991	2.4%
Leases, net of unearned income	708	0.6%	1,047	0.9%	1,110	0.9%
Consumer loans	927	0.8%	1,491	1.2%	1,471	1.2%
Total loans	$119,226	100.0%	$120,225	100.0%	$122,863	100.0%

The table shows a net decrease in loans outstanding over the past twelve months—primarily in real estate and commercial loans, partially offset by increases in construction and agricultural loans.  Of the total real estate and construction loans as of September 30, 2011, 73% are commercial real estate loans, and 43% of those are owner-occupied properties.

Asset Quality

Non-accrual loans (including loans held for sale) totaled $7.2 million at September 30, 2011, as compared to $12.0 million at December 31, 2010 and $8.9 million at September 30, 2010.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2011, December 31, 2010 and September 30, 2010:

Non-Performing Assets*
(in thousands)	September 30	December 31	September 30
	2011	2010	2010
Loans in nonaccrual status:
Nonaccrual loans held for investment	$2,472	$1,993	$3,952
Nonaccrual loans held for sale**	4,731	10,011	4,968
Loans past due 90 days or more and accruing	-	-	-
Restructured loans in accruing status	-	8	108
Total nonperforming loans	7,203	12,012	9,028
Foreclosed real estate	1,489	2,572	1,915
Total nonperforming assets	$8,692	$14,584	$10,943

Real estate held for possible future branch office	400	565	565
Total nonperforming loans and other real estate owned	$9,092	$15,149	$11,508

Allowance for loan and lease losses allocated to impaired loans	$112	$9	$114
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,052	3,189	3,459
Total allowance for loan and lease losses	$3,164	$3,198	$3,573

Asset quality ratios:
Non-performing assets to total assets	3.70%	6.70%	5.16%
Excluding loans held for sale**	1.76%	2.26%	3.03%

Non-performing loans to total loans	6.04%	9.99%	7.35%
Excluding loans held for sale**	2.26%	1.90%	3.77%

Allowance for loan and lease losses to total loans	2.65%	2.66%	2.91%
Excluding loans held for sale**	2.90%	3.04%	3.32%

Allowance for loan and lease losses to total non-performing loans	44%	27%	40%
Excluding non-performing loans held for sale**	128%	160%	88%

* Table combines bank and non-bank subsidiaries
** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

For comparison, ratios in the table above are presented both with and without loans held for sale.  Although declining, the level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $7.2 million of non-performing loans as of September 30, 2011, includes $837 thousand of SBA-guaranteed loans, which are supported by $666 thousand of SBA loan guarantees.  The remaining $6.4 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $112 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at September 30, 2011 were $8.7 million, a decrease of $5.9 million from the $14.6 million balance at December 31, 2010.  Foreclosed real estate represents real property taken by the Bank

Return to Index

from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the nine months ended September 30, 2011:

Other Real Estate Owned
(dollars in thousands)	Nine Months Ended
September 30, 2011
Balance of foreclosed real estate at beginning of year	$2,572
Real estate held for possible future branch office	565
Total other real estate owned at beginning of year	$3,137
Foreclosures during the period	1,286
Additional investments in other real estate	111
Sales of other real estate	(2,574)
Writedowns on other real estate, net of gains on sale	(71)
Balance of other real estate owned at end of period	$1,889

Potential Problem Loans

At September 30, 2011, the Bank had approximately $9.8 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.  The $9.8 million of potential problem loans includes $334 thousand of SBA-guaranteed loans, which are supported by $260 thousand of SBA loan guarantees, and $6.4 million of the potential problem loans are secured by real estate.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Bank’s internal risk rating system, appears to be manageable as of September 30, 2011, there can be no assurances that new problem loans will not develop in future periods.  A continuing decline in economic conditions in the Bank’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Bank has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Return to Index

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2011 totaled $3.2 million, a decrease of $34 thousand from December 31, 2010.  The ratio of ALLL to total loans at September 30, 2011, was 2.65%, as compared with 2.66% at December 31, 2010, and 2.91% at September 30, 2010.  At September 30, 2011 and 2010, the ratio of ALLL to total non-performing loans was 44% and 40%, respectively.

The following table provides an analysis of the changes in the ALLL for the three- and nine-month periods ended September 30, 2011 and 2010:
Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$3,182	$3,731	$3,198	$5,537
Provision for loan losses	300	350	300	5,800
Loans charged off	(360)	(516)	(460)	(7,804)
Recoveries of previous charge-offs	42	8	126	40
Net (charge-offs) recoveries	(318)	(508)	(334)	(7,764)
Balance at end of period	$3,164	$3,573	$3,164	$3,573

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	2.65%	2.91%	2.65%	2.91%
Period end loans, excluding loans held for sale*	2.90%	3.32%	2.90%	3.32%
Total non-performing loans, including loans held for sale	44%	40%	44%	40%
Non-performing loans, excluding loans held for sale*	128%	90%	128%	90%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	1.07%	1.61%	0.38%	7.94%
Provision for loan losses	1.01%	1.11%	0.34%	5.93%

Total loans, including loans held for sale	$119,226	$122,863	$119,226	$122,863
Loans excluding loans held for sale	109,275	107,716	109,275	107,716

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

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

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2011, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

Return to Index

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2011 and December 31, 2010, this reserve totaled $285 thousand, and is included in other liabilities in the consolidated balance sheet.

Investments

All securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (27%), fixed-rate mortgage-backed securities (29%), floating-rate mortgage-backed securities (35%), fixed-rate tax-exempt municipal securities (3%), and other fixed-rate securities (6%).  the Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  The weighted average life of the portfolio is 2.7 years, with a projected duration of 2.5 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $191.5 million as of September 30, 2011, as compared with $173.2 million at December 31, 2010, and $165.6 million at September 30, 2010.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted, using a deposit pricing model, to balance the cost of funds, funding needs and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first nine months of 2011 and 2010.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008 as local depositors sought out safety, with yield often a secondary concern.  As of September 30, 2011, the Bank had issued $41.1 million of certificates of deposit to local customers through the CDARS program, as compared with $37.5 million as of September 30, 2010.

Return to Index

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  As of September 30, 2011 and December 31, 2010, the Bank had no outstanding borrowings from the FHLB.

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

Capital

Total shareholders’ equity has increased $805 thousand, or 2%, over the past twelve months.  The increase was due to the issuance of 748,672 shares of common stock in the second half of 2010, for net proceeds of $3.5 million.  The Company’s net losses over the past twelve months offset a substantial portion of the increase in capital from the stock issuance.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2011, December 31, 2010, and September 30, 2010:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Capital (to Risk-Weighted Assets)	$25,479	20.28%	$12,565	10.0%	$10,052	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$23,885	19.01%	$7,539	6.0%	$5,026	4.0%
Tier 1 Capital (to Average Assets)	$23,885	11.07%	$10,793	5.0%	$8,634	4.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,649	17.20%	$12,587	10.0%	$10,069	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,054	15.93%	$7,552	6.0%	$5,035	4.0%
Tier 1 Capital (to Average Assets)	$20,054	10.18%	$9,852	5.0%	$7,881	4.0%

As of September 30, 2010:
Total Capital (to Risk-Weighted Assets)	$20,998	16.75%	$12,538	10.0%	$10,031	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$19,405	15.48%	$7,523	6.0%	$5,015	4.0%
Tier 1 Capital (to Average Assets)	$19,405	10.21%	$9,500	5.0%	$7,600	4.0%

Return to Index

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Company had $15.9 million in cash and cash equivalents on September 30, 2011, as compared with $10.8 million as of December 31, 2010, and $19.3 million on September 30, 2010.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of September 30, 2011, the Company’s loans-to-deposits ratio was 62%, as compared with 69% as of December 31, 2010, and 74% on September 30, 2010.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have grown during this period.  A low loan-to-deposit ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 50% as of September 30, 2011, as compared with 47% as of December 31, 2010, and 40% as of September 30, 2010.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of September 30, 2011, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of September 30, 2011, up to $50.2 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

Return to Index

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	September 30	December 31	September 30
	2011	2010	2010
Commitments to Extend Credit	$20,547	$19,832	$20,864
Standby Letters of Credit	461	901	901
	$21,008	$20,733	$21,765

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of September 30, 2011, and December 31, 2010, this reserve totaled $285 thousand and $105 thousand, respectively, and is included in other liabilities in the consolidated balance sheets.

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

San Luis Obispo and Santa Barbara Counties continue to have unemployment rates (9.3% and 8.6%, respectively, as of September 2011), that are significantly below the California statewide seasonally-adjusted rate of 11.9%, although San Luis Obispo remains slightly above the nationwide seasonally-adjusted rate of 9.1%.  San Luis Obispo County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the “Great Recession,” real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  There can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the near term.  As such, the Bank closely monitors credit quality, interest rate risk and operational expenses.

Return to Index

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Reserved)

Item 5.	Other Information

None.

Return to Index

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

4.8	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.9	Fee Agreement dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Co., Bear Stearns & Co., Inc. and Mission Community CapitaHl Trust I (E)
4.10	Certificate of Determination for Series D Preferred Stock (R)
4.11	Form of Common Stock Purchase Warrant (Z)
4.12	Form of Warrant Agreement for warrants issued pursuant to subscription rights (AA)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – San Luis Obispo (B)
10.5	Lease Agreement – Arroyo Grande (B)
10.6	1998 Stock Option Plan, as amended (B)
10.7	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.8	Lease Agreement – 671 Tefft Street, Nipomo CA (C)
10.9	Intentionally omitted
10.10	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.11	Salary Protection Agreement — Mr. Pigeon (G)
10.12	Intentionally omitted
10.13	Second Amended and Restated Employment Agreement dated August 28, 2006 between Anita M. Robinson and Mission Community Bank (J)
Exhibit #
10.14	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.15	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.16	Common Stock Repurchase Agreement dated August 10, 2007 between Fannie Mae and the Company (M)
10.17	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.18	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.19	Mission Community Bancorp 2008 Stock Incentive Plan (P)
10.20	Amendment No. 1 to Second Amended and Restated Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Anita M. Robinson (Q)
10.21	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (Q)
10.22	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (Q)
10.23
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which includes the Securities Purchase Agreement—Standard Terms attached thereto, with respect to the issuance and sale of the Series D Preferred Stock (R)

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
10.33	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (BB)
10.34	2011 Equity Incentive Plan (CC)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files
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
(CC)Included in the Company’s Form 8-K filed on September 30, 2011, and incorporated by reference herein.

Return to Index

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:  /s/ James W. Lokey
JAMES W. LOKEY
Chairman and Chief Executive Officer
Dated:  November 10, 2011

By:  /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  November 10, 2011

Return to Index