Form 10-K/A
period 2010-12-31
MISSION COMMUNITY BANCORP
filed 2012-03-30
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes. ☑ No

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

Forward Looking Statements

This Annual Report on Form 10-K/A includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-K the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K/A.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank's loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and increased volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vii) changes in technology or required investments in technology; (viii) credit quality deterioration which could cause an increase in the provision for loan losses; (ix) dividend restrictions; (x) continued tensions in Iraq and elsewhere in the Middle East; and (xi) increased regulation of the securities markets, whether pursuant to the Sarbanes-Oxley Act of 2002 or otherwise.

Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.

The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

Table of Contents

Mission Community Bancorp
Form 10-K/A
December 31, 2010

Part I

Item 1.	Description of Business	7
Item 1A.	Risk Factors	24
Item 2.	Properties	31
Item 3.	Legal Proceedings	32
Item 4.	Reserved	32
Part II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 8.	Financial Statements	62
	Reports of Independent Registered Public Accounting Firms on the Consolidated Financial Statements
	Consolidated Balance Sheets
	Consolidated Statements of Operations
	Consolidated Statements of Changes of Shareholders’ Equity
	Consolidated Statements of Cash Flows
	Notes to Consolidated Financial Statements
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	66

Part III

Item 10.	Directors, Executive Officers, and Corporate Governance	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Director Independence	67
Item 14.	Principal Accounting Fees and Services	67
Item 15.	Exhibits	68
	Signatures	71

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2010  which was originally filed with the Securities and Exchange Commission on March 31, 2011 (the “Original 10-K”).  This amendment is being filed mainly to include restated consolidated financial statements as described in Note U, Restatement, of the Notes to the Consolidated Financial Statements.   The consolidated financial statements are being restated to correct accounting errors as follows:

1.
Adoption of certain provisions of Accounting Standards Codification (“ASC”) 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”) (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”).  ASC 815 became effective January 1, 2009.  The anti-dilution features in certain outstanding warrants (“Warrants”) of the Company require these Warrants to be accounted for as liabilities and measured at fair value.  The restated consolidated financial statements reflect the reclassification of the Warrants from shareholders’ equity to warrant liability and record changes in the fair value of the warrant liability in the consolidated statements of operations.

2.
The Company’s Series A Non-Voting Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and its Series C Non-Voting Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its securities in a private placement in the second quarter of 2010 at a price below the conversion price set forth in the Certificates of Determination for the Series A and C Preferred Stock. This beneficial conversion impacts the Company’s loss per common share.

Further, the Company’s Series A Preferred Stock, Series B Non-Voting Preferred Stock (“Series B Preferred Stock”) and its Series C Preferred Stock received improper accounting treatment since these preferred shares contain redemption provisions that are outside the control of the Company. As a result, these preferred shares have been removed from stockholders’ equity and are now presented as mezzanine financing at their liquidation value.

The tables below outline the changes to the balance sheet, equity and net loss for the period noted (see Note U, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	December 31, 2010
	(As previously reported)	(Restated)
Warrant Liability, previously classified as equity	$-	$5,029,000
Total Liabilities	$178,657,427	$183,686,427

Mezzanine Financing:
Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205,000

	December 31, 2010
	See Note U
	Stockholders' Equity	Net Loss

Balance as of December 31, 2010, as previously reported	$39,143,488	$(6,683,947)
Cumulative effect of reclassification of redeemable preferred stock, Series A, B and C	(1,205,000)	-
Fair value of warrants issued in 2010	(8,602,100)	-
Change in fair value of warrant liability in 2010	3,573,100	3,573,100
Adjusted Balance at December 31, 2010	$32,909,488	$(3,110,847)

The table below outlines the changes to the calculation for loss per share for the period noted (see Note U, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	Loss Per Share
	December 31, 2010
	(As previously reported)	(Restated) See Note U

Average common shares outstanding during the year (used for basic EPS)	4,388,691	4,388,691
Dilutive effect of outstanding stock options	-	-
Average common shares used for diluted EPS	4,388,691	4,388,691

Net loss	$(6,683,947)	$(3,110,847)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(153,902)	-
Non-convertible preferred (Series B)	(31,550)	-
Accretion of discount resulting from beneficial conversion feature on preferred (Series A and C)	-	882,000
Dividends on Non-convertible TARP preferred (Series D)	255,800	255,800
Total income (loss) allocated to preferred stock	70,348	1,137,800
Net loss allocated to common stock	$(6,754,295)	$(4,248,647)

Basic loss per common share	$(1.54)	$(0.97)

The following sections of this Form 10-K/A have been amended to reflect the restatement:

Part I – Item 1 – Description of Business
Part II – Item 5–Market  for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Part II – Item 6 – Selected Financial Data
Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Result of Operations
Part II – Item 8 – Financial Statements and Notes to the Consolidated Financial Statements
Part II – Item 9A – Controls and Procedures

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Financial Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

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

As of December 31, 2010 Bancorp and its consolidated subsidiaries (“the Company”) had approximately $218 million in total assets and $33 million in shareholders’ equity.

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

Further, pursuant to the terms of our Series A and Series C common stock, which shares were issued to the Community Development Financial Institutions Fund of the U.S. Department of the Treasury in conjunction with funding relating to our CDFI status, the Community Development Financial Institutions Fund has the right to cause us to redeem all of the Series A and Series C common stock in the event we lose our CDFI status.  If upon the loss of our CDFI status, the Community Development Financial Institutions Fund should exercise its right to cause us to redeem our Series A and Series C preferred stock, we would be required to redeem this stock for an aggregate of approximately $1.0 million. To date we have not been contacted or notified by the CDFI Fund regarding our status as a CDFI or their intent to redeem our Series A or Series C Preferred Stock.

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

Mission Community Services Corporation (“MCSC”)

Bancorp and the Bank have an affiliate relationship with, but no ownership of, MCSC, which was incorporated in August 1997 and which was established in September 2003 as a “not-for-profit” public charitable corporation under Internal Revenue Code Section 501(c)(3).  The accounts of MCSC are not included in the Company’s consolidated financial statements or elsewhere in this Form 10-K/A.  MCSC’s primary focus is to provide technical assistance and training services to the community, including small business, minority and low-income entrepreneurs.  The Board of Directors of MCSC includes representatives from the Company, together with members representing the low-income and business community.  Over the five-year period ended December 31, 2010, Bancorp has provided $205 thousand in cash contributions and $90 thousand in in-kind (non-cash) contributions to MCSC.

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

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold and deposits in other banks, gain on loan sales, service charges on deposit accounts and, occasionally, gain on securities sales, grants and awards and changes in fair value of warrant liability.  For the year ended December 31, 2010, these sources comprised 62.7%, 3.0%, 2.5%, 3.5%, 4.2%, and 25.2%, respectively, of the Bank’s total operating income.

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

In 2010 the Bank received a $600 thousand BEA award, based on lending activity in 2009.  This grant was recognized in non-interest income.  Previous grants and awards that have been included in non-interest income are as follows:

2001	$537,750
2002	182,936
2003	180,900
2004	1,332,756
2006	100,188
2007	359,480
2009	80,948
2010	600,000
Total 2001 through 2010	$3,374,958

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

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

Our provision for loan losses and net loan charge-offs have increased significantly and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2010, we recorded a provision for loan losses of $5.8 million after net loan charge-offs of $8.1 million, compared to $5.1 million and $3.5 million, respectively, for the same periods in 2009.  We have experienced elevated levels of loan delinquencies and credit losses.  At December 31, 2010, our total non-performing assets, including foreclosed real estate, had increased to $15.1 million compared to $8.4 million at December 31, 2009.   Although the large provisions for loan losses in the year ended December 31, 2010 were made for the purpose of restoring our allowance for loan and lease losses to an appropriate level following a write-down of certain loans classified as “held-for-sale” to their fair values; the levels of loan delinquencies and credit losses were also contributing factors.  If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we would continue to experience higher than normal delinquencies and credit losses, and if the recession is prolonged, we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

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

Holders

As of March 11, 2011, there were 319 holders of record of Bancorp’s Common Stock.

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

The accompanying annual financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using a Monte Carlo Simulation:

Warrant Issuance Dates	Number of Warrants at Issuance	Exercise Price	Warrant Expiration Date	Fair Value of Warrants at Issue Date	Change in Fair Value of Warrants in 2010	Fair Value of Warrants at December 31, 2010

April 27, 2010	2,000,000	$5.00	April 27, 2015	$3,422,000	$(1,457,200)	$1,964,800
June 15, 2010	3,000,000	$5.00	June 15, 2015	5,180,100	(2,115,900)	3,064,200
			Total Fair Value	$8,602,100	$(3,573,100)	$5,029,000

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

Item 6.       Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the three years ended December 31, 2010, 2009 and 2008. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-K/A.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,

In thousands, except share and per share data	2010	2009	2008
	(Restated)
	See Note U
Interest income	$8,882	$10,283	$11,073
Interest expense	1,991	3,877	4,830
Net interest income	6,891	6,406	6,243
Provision for loan losses	5,800	5,056	4,245
Non-interest income	5,285	833	346
Non-interest expense	9,487	8,275	7,121
Loss before income taxes	(3,111)	(6,092)	(4,777)
Income tax expense (benefit)	-	835	(929)
Net loss	$(3,111)	$(6,927)	$(3,848)
Net loss allocable to common stock	$(4,249)	$(6,557)	$(3,465)

Balance Sheet Data at End of Year
Assets	$217,801	$193,105	$215,490
Earning assets	206,015	183,548	199,880
Total loans	120,225	136,410	153,311
Deposits	173,240	163,770	144,804
Total shareholders' equity	32,909	18,638	20,517
Preferred equity	5,068	6,227	1,686
Common equity	27,841	12,411	18,831
Number of common shares outstanding	7,094,274	1,345,602	1,345,602
Average Balance Sheet Data
Assets	$204,864	$217,268	$190,792
Earning assets	193,067	207,865	181,232
Loans	128,666	148,636	142,342
Deposits	164,956	159,866	130,841
Shareholders' equity	26,718	24,791	18,451
Per Common Share Data
Basic loss per share	$(0.97)	$(4.87)	$(3.18)
Diluted loss per share	(0.97)	(4.87)	(3.18)
Average number of common shares outstanding - basic	4,388,691	1,345,602	1,090,569
Average number of common shares outstanding - diluted	4,388,691	1,345,602	1,090,569
Book value per common share	$3.92	$9.22	$13.99
Cash dividends declared	-	-	-
Performance Ratios
Return (loss) on average assets	(1.52)%	(3.19)%	(2.02)%
Return (loss) on average shareholders' equity	(11.64)%	(27.94)%	(20.86)%
Average equity to average assets	13.04%	11.41%	9.67%
Efficiency ratio	81.23%	118.35%	108.07%
Leverage ratio	16.54%	10.06%	10.31%
Net interest margin	3.64%	3.15%	3.53%
Non-interest revenue to total revenue	43.41%	11.51%	5.25%
Asset Quality
Non-performing assets	$15,141	$8,363	$4,580
Allowance for loan losses	3,198	5,537	3,942
Net charge-offs	8,139	3,461	1,453
Non-performing assets to total assets	6.95%	4.33%	2.13%
Allowance for loan losses to loans	2.66%	4.06%	2.57%
Net charge-offs to average loans	6.33%	2.33%	1.02%

Item 7.      Management’s Discussion and Analysis

Restatement of Previously Issued Condensed Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and result of operations, consolidated financial statements and related disclosures for the year ended December 31, 2010 for the following:

1.
Adoption of certain provisions of Accounting Standards Codification (“ASC”) 815 – “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815”) (formerly EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”).  ASC 815 became effective January 1, 2009.  The anti-dilution features in certain outstanding warrants (“Warrants”) issued in 2010 of the Company require these Warrants to be accounted for as liabilities and measured at fair value.  The restated consolidated financial statements reflect the reclassification of the Warrants from shareholders’ equity to warrant liability and record changes in the fair value of the warrant liability in the consolidated statements of operations.

2.
The Company’s Series A Non-Voting Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and its Series C Non-Voting Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its securities in a private placement in the second quarter of 2010 at a price below the conversion price set forth in the Certificates of Determination for the Series A and C Preferred Stock. The Company’s loss per share for 2010 has been corrected.

Further, the Company’s Series A Preferred Stock, Series B Non-Voting Preferred Stock (“Series B Preferred Stock”) and its Series C Preferred Stock received improper accounting treatment since these preferred shares contain redemption provisions that are outside the control of the Company. As a result, these preferred shares have been removed from stockholders’ equity and are now presented as mezzanine at their redemption value.

Executive Summary
The Company incurred a net loss of $(3.1) and $(6.9) million for the years ended 2010 and 2009, respectively.    Although a pre-tax loss was incurred in 2009, income tax expense of $835 thousand was recognized, resulting from an increased valuation allowance for deferred tax assets.  No income tax benefit was recognized in 2010, as the valuation allowance for deferred tax assets was increased such that a 100% valuation allowance was maintained.

The Company incurred a net loss applicable to common shareholders of $(4.2) and $(6.6) million for the years ended 2010 and 2009, respectively. This represents a loss of $(.97) and $(4.87) per both basic and diluted shares for the years ended 2010 and 2009, respectively. Loss applicable to common shareholders is calculated by adding dividends accrued and discount accreted on preferred stock to the loss, less the earnings allocation associated with the two-class method of calculation for EPS.

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

•
We raised $33.9 million in additional capital (a $19.8 million increase to equity net of stock issuance costs and the reclassification of approximately $8.6 million for associated warrants from equity to liabilities) over the past two years.  In 2009 the Company issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of Series D Fixed Rate Cumulative Perpetual Preferred Stock at $1,000 per share.  This transaction was a part of the Capital Purchase Program of the TARP.  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.  In 2010 the Company’s largest shareholder purchased an additional 5,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock for an aggregate purchase price of $25 million.  A substantial majority of the proceeds from sales of these securities was used to enable a newly-formed subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.  Subsequently, the Company conducted a Rights Offering to its other shareholders, pursuant to which each shareholder received, with respect to each share of common stock owned by the shareholder, the right to purchase 15 additional shares of common stock, each paired with a warrant, at a price of $5.00 per unit of common stock and warrant.  Rights to purchase 748,672 shares of common stock and warrants to purchase an additional 748,672 shares of common stock were exercised in the Rights Offering for gross proceeds to Bancorp of $3,743,360.

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

In this Amended 10-K, the Company restated its previously issued consolidated financial statements as of and for the year ended December 31, 2010 to correct errors in the accounting for certain warrants and certain preferred stock as discussed in Note U, Restatement, of the Notes to the Consolidated Financial Statements.

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

Net Interest Analysis
(Dollars in thousands)
	For the Year Ended
	December 31, 2010				December 31, 2009				December 31, 2008
	Average		Average		Average		Average		Average		Average
	Balance	Interest	Rate		Balacce	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$128,666	$7,539	5.91	% *	$148,636	$8,889	6.03	% *	$142,342	$9,598	6.80	% *
Investment securities*	48,141	1,296	2.87	% *	35,945	1,259	3.70	% *	23,966	1,122	4.99	% *
Federal funds sold	-	-	-		7,419	16	0.21%		7,314	122	1.67%
Other interest income	16,260	47	0.29%		15,865	119	0.75%		7,610	231	3.03%
Total interest-earning assets / interest income	193,067	8,882	4.68%		207,865	10,283	5.02%		181,232	11,073	6.19%
Non-interest-earning assets:
Allowance for loan losses	(4,253)				(3,635)				(2,118)
Cash and due from banks	3,251				2,720				2,987
Premises and equipment	3,318				2,833				3,529
Other assets	9,481				7,485				5,162
Total assets	$204,864				$217,268				$190,792

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$18,353	135	0.73%		$12,594	145	1.15%		$17,187	361	2.10%
Savings and Money Market deposit accounts	38,846	348	0.90%		30,585	370	1.21%		19,309	327	1.70%
Certificates of deposit	84,513	1,192	1.41%		93,540	2,150	2.30%		72,187	2,471	3.42%
Total interest-bearing deposits	141,712	1,675	1.18%		136,719	2,665	1.95%		108,683	3,159	2.91%
Federal Home Loan Bank advances	3,616	181	4.99%		28,161	1,096	3.89%		37,232	1,450	3.89%
Other borrowed funds	613	32	5.28%		10	-	0.61%		34	1	2.81%
Subordinated debt	3,093	103	3.34%		3,093	116	3.75%		3,093	220	7.12%
Total borrowed funds	7,322	316	4.32%		31,264	1,212	3.88%		40,359	1,671	4.14%
Total interest-bearing liabilities / interest expense	149,034	1,991	1.34%		167,983	3,877	2.31%		149,042	4,830	3.24%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	23,244				23,147				22,158
Other liabilities	5,868				1,347				1,141
Total liabilities	178,146				192,477				172,341
Shareholders' equity	26,718				24,791				18,451
Total liabilities and shareholders' equity	$204,864				$217,268				$190,792
Net interest-rate spread			3.34%				2.71%				2.95%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.30%				0.44%				0.58%
Net interest income / margin on earning assets		$6,891	3.64	% **		$6,406	3.15	% **		$6,243	3.53	% **

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

Non-interest Income

Non-interest income increased $4.5 million in 2010 as compared to 2009, due primarily to the $3.6 million change in fair value of warrant liability that was associated with the reclassification of certain warrants issued during the second quarter of 2010 and to a $250 thousand increase in gains realized on the sale of securities, as well as a $519 increase in grants and awards related to the Bank’s community development activity and a $51 thousand increase in gains on the sale of SBA loans.

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

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition
	December 31, 2010			December 31, 2009			December 31, 2008
	Amortized	Approx. Market	%	Amortized	Approx. Market	%	Amortized	Approx. Market	%
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$-	$-		$500	$502	4.00%	$2,000	$2,036	3.38%
One to five years	20,100	19,878	1.23%	14,442	14,465	2.12%	500	518	4.00%
Five to ten years	-	-		500	502	5.05%	1,000	1,016	5.18%
After 10 years	983	983	3.72%	-	-		-	-
Total U.S. Government agencies	21,083	20,861	1.35%	15,442	15,469	2.27%	3,500	3,570	3.98%
Mortgage-backed and asset-backed securities:
Within one year	2	2	6.50%	245	249	4.28%	334	334	4.07%
One to five years	-	-		18	17	6.49%	577	582	4.66%
Five to ten years	15,302	15,297	2.30%	8,674	8,747	3.50%	1,810	1,873	4.83%
After 10 years	34,693	34,352	2.69%	9,522	9,698	3.96%	14,689	15,053	4.94%
Total mortgage-backed and asset-backed securities	49,997	49,651	2.57%	18,459	18,711	3.75%	17,410	17,842	4.90%
Municipal securities:
Within one year	-	-		-	-		-	-
One to five years	-	-		-	-		-	-
Five to ten years	374	378	4.15%	-	-		-	-
After 10 years	2,543	2,544	5.98%	2,918	2,974	5.99%	3,581	3,434	5.95%
Total municipal securities	2,917	2,922	5.75%	2,918	2,974	5.99%	3,581	3,434	5.95%
Corporate debt securities:
Within one year	1,980	2,000	5.48%	959	997	5.96%	-	-
One to five years	-	-		1,882	1,991	5.48%	-	-
Five to ten years	-	-		-	-		-	-
After 10 years	-	-		-	-		-	-
Total corporate securities	1,980	2,000	5.48%	2,841	2,988	5.64%	-	-
Total investment securities	$75,977	$75,434	2.43%	$39,660	$40,142	3.47%	$24,491	$24,846	4.92%

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

Return on Equity and Assets

The following table shows the Company’s return on average assets and return on average equity for past five years:

	2010	2009	2008	2007	2006
Return (Loss) on Average Assets	(1.52)%	(3.19)%	(2.02)%	0.48%	0.58%
Return (Loss) on Average Equity	(15.48)%	(27.94)%	(20.86)%	6.07%	7.53%

Item 8.       Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORTS

December 31, 2010 (Restated) and 2009

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON THE CONSOLIDATED FINANCIAL STATEMENTS	2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	4-5
Consolidated Statements of Operations	6
Consolidated Statement of Changes in Shareholders' Equity	7
Consolidated Statements of Cash Flows	8
Notes to Consolidated Financial Statements	9-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mission Community Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mission Community Bancorp and subsidiaries (the "Company") as of December 31, 2010 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

As more fully described in Note U to the consolidated financial statements, the 2010 financial statements have been restated to account for the proper classification of certain warrant liabilities, the beneficial conversion features and classification of certain preferred stock, and to record changes in the fair value of warrant liabilities in the statement of operations.

March 31, 2011, except for Note U as to which the date is March 29, 2012

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

Laguna Hills, California
April 14, 2010

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
ASSETS	(Restated)
	See Note U

Cash and Due from Banks	$10,816,850	$8,595,410
Federal Funds Sold	-	-
TOTAL CASH AND CASH EQUIVALENTS	10,816,850	8,595,410

Certificates of Deposit in Other Banks	550,000	425,000

Investment Securities Available for Sale	75,434,942	40,142,412

Loans Held For Sale	15,114,520	903,680

Loans:
Commercial and Industrial	20,655,933	22,200,974
Agricultural	1,022,394	749,721
Leases, Net of Unearned Income	1,047,412	1,334,740
Construction and Land Development	4,434,674	12,511,994
Real Estate	76,459,659	96,954,983
Consumer	1,490,631	1,754,054
TOTAL LOANS	105,110,703	135,506,466

Allowance for Loan and Lease Losses	(3,197,636)	(5,536,929)
NET LOANS	101,913,067	129,969,537

Federal Home Loan Bank Stock and Other Stock, at Cost	2,682,146	3,002,575
Premises and Equipment	3,199,228	3,254,511
Other Real Estate Owned	3,136,879	2,205,882
Company-Owned Life Insurance	2,979,429	2,885,659
Accrued Interest and Other Assets	1,973,854	1,720,799
TOTAL ASSETS	$217,800,915	$193,105,465

The accompanying notes are an integral part of these consolidated financial statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009
	(Restated)
	See Note U
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-Bearing Demand	$22,910,002	$24,615,530
Money Market, NOW and Savings	70,010,249	54,144,513
Time Deposits Under $100,000	20,396,708	32,064,624
Time Deposits $100,000 and Over	59,922,872	52,945,030
TOTAL DEPOSITS	173,239,831	163,769,697

Other Borrowings	349,458	6,000,000
Junior Subordinated Debt Securities	3,093,000	3,093,000
Accrued Interest and Other Liabilities	1,975,138	1,605,053
Warrant Liability	5,029,000	-
TOTAL LIABILITIES	183,686,427	174,467,750

Commitments and Contingencies
Mezzanine Financing:
Redeemable Preferred Stock, Series A, B & C at Liquidation Value	1,205,000	-

Shareholders' Equity:
Preferred Stock - Authorized 10,000,000 Shares:
Series A - $5 Stated Value; 100,000 Issued and Outstanding Liquidation Value of $500,000	-	392,194
Series B - $10 Stated Value; 20,500 Issued and Outstanding Liquidation Value of $205,000	-	191,606
Series C - $10 Stated Value; 50,000 Issued and Outstanding Liquidation Value of $500,000	-	500,000
Series D - $1,000 Par Value; 5,116 shares Issued and Outstanding Liquidation Value of $5,116,000	5,067,722	5,067,722
Common Stock - Authorized 50,000,000 Shares; Issued and Outstanding: 7,094,274 in 2010 and 1,345,602 in 2009	37,824,503	18,041,851
Additional Paid-In Capital	1,209,500	242,210
Retained Deficit	(10,650,086)	(6,280,239)
Accumulated Other Comprehensive (Loss) Income - Unrealized (Depreciation) Appreciation on Available-for-Sale Securities	(542,151)	482,371
TOTAL SHAREHOLDERS' EQUITY	32,909,488	18,637,715
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$217,800,915	$193,105,465

The accompanying notes are an integral part of these consolidated financial statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010		2009
	(Restated)
	See Note U
INTEREST INCOME
Interest and Fees on Loans		$7,538,488		$8,889,166
Interest on Investment Securities		1,296,418		1,259,017
Other Interest Income		46,792		134,476
TOTAL INTEREST INCOME		8,881,698		10,282,659
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits		482,769		514,393
Interest on Time Deposits		1,192,354		2,150,036
Other Interest Expense		316,161		1,212,181
TOTAL INTEREST EXPENSE		1,991,284		3,876,610
NET INTEREST INCOME		6,890,414		6,406,049
Provision for Loan and Lease Losses		5,800,000		5,055,722
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES		1,090,414		1,350,327
NON-INTEREST INCOME
Service Charges on Deposit Accounts		353,676		333,583
Gain on Sale of Loans		430,317		379,186
Loan Servicing Fees, Net of Amortization		134,747		114,049
Grants and Awards		600,000		80,948
Loss or Writedown of Fixed Assets and Other Real Estate Owned		(486,422)		(474,565)
Gain on Sale of Available-For-Sale Securities		497,224		246,982
Change in fair value of warrant liability		3,573,100		-
Other Income and Fees		182,032		153,084
TOTAL NON-INTEREST INCOME		5,284,674		833,267
NON-INTEREST EXPENSE
Salaries and Employee Benefits		4,034,552		3,816,574
Occupancy Expenses		1,269,807		1,002,440
Furniture and Equipment		460,007		456,878
Data Processing		743,786		740,870
Professional Fees		588,984		478,353
Marketing and Business Development		144,726		176,758
Office Supplies and Expenses		238,135		255,609
Insurance and Regulatory Assessments		702,327		634,657
Loan and Lease Expenses		192,867		142,636
Other Real Estate Expenses		190,750		36,264
Fees Paid on Prepayment of Borrowed Funds		377,966		-
Other Expenses		542,028		534,163
TOTAL NON-INTEREST EXPENSE		9,485,935		8,275,202
LOSS BEFORE INCOME TAXES		(3,110,847)		(6,091,608)
Income Tax Expense		-		834,951
NET LOSS	$	(3,110,847)	$	(6,926,559)
NET LOSS ALLOCATED TO COMMON STOCK (Note O)	$	(4,248,647)	$	(6,556,819)
Per Share Data (Note O):
Net Loss - Basic	$	(0.97)	$	(4.87)

The accompanying notes are an integral part of these consolidated financial statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010 (Restated) and 2009

	Preferred	Common Stock		Additional Paid-In	Comprehensive		Retained Earnings		Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Loss		(Deficit)		Income (Loss)	Total

Balance at January 1, 2009	$1,083,800	1,345,602	$18,041,851	$172,285				$863,750	$355,137	$20,516,823

Issuance of Series D preferred stock to U.S. Treasury under TARP, net of issuance costs of $48,278	5,067,722									5,067,722
TARP dividends paid								(217,430)		(217,430)
Stock-based compensation				69,925						69,925

Comprehensive Loss:
Net loss						(6,926,559)		(6,926,559)		(6,926,559)
Less beginning of year unrealized gain on securities sold during the period, net of taxes of $-0-						(271,447)			(271,447)	(271,447)
Plus net unrealized gain on available-for-sale securities, net of taxes of $-0-						398,681			398,681	398,681

Total Comprehensive Loss					$	(6,799,325)

Balance at December 31, 2009	$6,151,522	1,345,602	$18,041,851	$242,210			$	(6,280,239)	$482,371	$18,637,715

Cumulative effect of reclassification of certain redeemable preferred stock	(1,083,800)							(121,200)		(1,205,000)
Effect of beneficial conversion feature of redeemable preferred stock	-			882,000				(882,000)		-
Issuance of common stock and warrants in private placement, net of offering expenses of $181,728		5,000,000	24,818,272							24,818,272
Fair value of warrants issued , accounted for as liability			(8,602,100)							(8,602,100)
Issuance of common stock and warrants in shareholder rights offering, net of offering expenses of $176,880		748,672	3,566,480							3,566,480
TARP dividends paid								(255,800)		(255,800)
Stock-based compensation				85,290						85,290

Comprehensive Loss:
Net loss						(3,110,847)		(3,110,847)		(3,110,847)
Less beginning of year unrealized gain on securities sold during the period, net of taxes of $-0-						(173,478)			(173,478)	(173,478)
Net unrealized (loss) on available-for-sale securities, net of taxes of $-0-						(851,044)			(851,044)	(851,044)

Total Comprehensive Loss					$	(4,135,369)

Balance at December 31, 2010	$5,067,722	7,094,274	$37,824,503	$1,209,500			$	(10,650,086)	$ (542,151)	$32,909,488

The accompanying notes are an integral part of these consolidated financial statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
	(Restated)
	See Note U
OPERATING ACTIVITIES
Net loss	$ (3,110,847)	$	(6,926,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for deferred income taxes	-		832,551
Depreciation	508,011		440,940
Amortization of premium (accretion of discount) on securities and loans, net	479,010		(136,294)
Provision for loan losses	5,800,000		5,055,722
Provision for losses on unfunded loan commitments	-		35,000
Stock-based compensation	85,290		69,925
Gain on sale of securities	(497,224)		(246,982)
Change in the fair value of warrant liability	(3,573,100)		-
Write-downs on other real estate	486,422		472,019
Loss on disposal or abandonment of fixed assets	-		2,545
Gain on loan sales	(430,317)		(379,186)
Proceeds from loan sales	6,366,634		6,250,455
Loans originated for sale	(4,787,727)		(5,780,076)
Increase in company owned life insurance	(93,770)		(96,293)
(Increase) decrease in accrued taxes receivable	(2,400)		617,932
Other, net	23,704		(308,972)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,253,686		(97,273)

INVESTING ACTIVITIES
Net decrease (increase) in Federal Home Loan Bank and other stock	312,100		(246,050)
Maturity (placement) of time deposits in other banks	(125,000)		11,285,000
Purchase of available-for-sale securities	(78,811,493)		(34,441,942)
Proceeds from maturities, calls and paydowns of available-for-sale securities	18,411,337		10,399,966
Proceeds from sales of available-for-sale securities	24,012,103		9,135,234
Net decrease in loans	4,729,528		11,819,537
Additional investments in other real estate owned	(80,948)		-
Proceeds from sale of other real estate owned	1,024,311		-
Purchases of premises and equipment	(452,728)		(1,099,299)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(30,980,790)		6,852,446

FINANCING ACTIVITIES
Net increase in demand deposits and savings accounts	14,160,208		23,289,704
Net decrease in time deposits	(4,690,074)		(4,324,065)
Net decrease in other borrowings	(5,650,542)		(39,700,000)
Proceeds from issuance of common stock and warrants, net of issuance costs	28,384,752		-
Proceeds from issuance of preferred stock, net of issuance costs	-		5,067,722
Payment of dividends	(255,800)		(217,430)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	31,948,544		(15,884,069)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,221,440		(9,128,896)
Cash and cash equivalents at beginning of year	8,595,410		17,724,306
CASH AND CASH EQUIVALENTS AT END OF YEAR	$10,816,850		$8,595,410

Supplemental disclosures of cash flow information:
Interest paid	$2,063,988		$4,039,470
Taxes paid (refunds received)	2,400		(615,532)
Supplemental schedule of non-cash investing activities:
Unrealized (loss) gain on available-for-sale securities	$(1,024,522)		$127,234
Real estate acquired by foreclosure	2,360,782		1,694,801
Loans transferred from held for investment to held for sale	16,924,504		-

The accompanying notes are an integral part of these consolidated financial statements

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

The Bank’s primary source of revenue is providing real estate, commercial (including SBA-guaranteed loans) and consumer loans to customers, who are predominately small and middle-market businesses and individuals. The Company remains committed to focusing on providing financial services to low- and moderate-income communities.

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

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets as available for sale.  The amortized cost of securities and their approximate fair values at December 31, 2010 and 2009, were as follows:

		Gross	Gross		Estimated
	Amortized	Unrealized	Unrealized		Market
	Cost	Gains	Losses		Value
Securities Available-for-Sale:
December 31, 2010:
U.S. Government agencies	$21,083,113	$47,330	$	(269,708)	$20,860,735
Mortgage-backed securities	49,831,343	214,719		(566,253)	49,479,809
Municipal securities	2,917,460	19,946		(15,157)	2,922,249
Corporate debt securities	1,980,033	20,417		-	2,000,450
Asset-backed securities	165,144	6,555		-	171,699
	$75,977,093	$308,967	$	(851,118)	$75,434,942

December 31, 2009:
U.S. Government agencies	$15,442,231	$40,425	$	(14,139)	$15,468,517
Mortgage-backed securities	16,631,325	243,491		(40,158)	16,834,658
Municipal securities	2,917,693	61,066		(5,235)	2,973,524
Corporate debt securities	2,840,493	147,297		-	2,987,790
Asset-backed securities	1,828,299	49,624		-	1,877,923
	$39,660,041	$541,903	$	(59,532)	$40,142,412

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

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES (continued)

Information on impaired loans as of and for the year ended December 31, 2009, follows:

2009
Impaired Loans:
Impaired Loans With a Related Allowance for Loan Losses	$672,355
Impaired Loans With No Related Allowance for Loan Losses	5,721,257
Total impaired loans	$6,393,612
Related Allowance for Loan Losses	$66,821
Average Recorded Investment in Impaired Loans	6,312,843
Interest Income Recognized for Cash Payments While Impaired	184,492
Total Loans on Non-accrual	5,891,045
Total Loans Past Due 90 Days or More and Still Accruing	-

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) by delinquency status as of the dates indicated:

	Recorded Balance of Loans Past Due						Loans 90+ Days Past	Loans in Non-
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total Loans	Due and Accruing	Accrual Status
As of December 31, 2010:
Construction and land development	$-	$-	$-	$-	$4,434,674	$4,434,674	$-	$-
Commercial real estate - owner-occupied	-	681,402	-	681,402	29,931,557	30,612,959	-	640,890
Commercial real estate - non-owner-occupied	-	-	-	-	29,334,778	29,334,778	-	-
Residential real estate	-	-	-	-	15,322,355	15,322,355	-	-
All other real estate	-	-	-	-	1,315,552	1,315,552	-	-
Commercial and industrial	237,088	165,120	821,334	1,223,542	14,688,850	15,912,392	-	1,351,825
Consumer and all other loans and lease financing	37,996	-	-	37,996	8,139,997	8,177,993	-	-
Total Loans	$275,084	$846,522	$821,334	$1,942,940	$103,167,763	$105,110,703	$-	$1,992,715

As of December 31, 2009:
Construction and land development	$-	$1,738,385	$633,638	$2,372,023	$10,139,971	$12,511,994	$-	$2,028,085
Commercial real estate - owner-occupied	-	-	596,655	596,655	37,120,629	37,717,284	-	1,074,713
Commercial real estate - non-owner-occupied	-	846,604	1,648,808	2,495,412	34,411,575	36,906,987	-	1,648,808
Residential real estate	-	-	-	-	19,397,626	19,397,626	-	-
All other real estate	-	-	-	-	3,280,700	3,280,700	-	-
Commercial and industrial	352,078	231,659	889,285	1,473,022	14,012,864	15,485,886	-	1,139,439
Consumer and all other loans and lease financing	-	-	-	-	10,205,989	10,205,989	-	-
Total Loans	$352,078	$2,816,648	$3,768,386	$6,937,112	$128,569,354	$135,506,466	$-	$5,891,045

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

NOTE I - INCOME TAXES

The income tax expense for the years ended December 31, 2010 and 2009 is comprised of the following:

	2010	2009
Current Taxes:
Federal	$-	$-
State	-	2,400
	-	2,400
Deferred	(2,835,105)	(2,615,033)
Change in Valuation Allowance	2,835,105	3,447,584
Income Tax Expense	$-	$834,951

A comparison of the federal statutory income tax rates to the Company’s effective income tax (benefit) follows:

	Restated
	2010		2009
	Amount	Rate	Amount	Rate

Federal Tax Rate	$(1,057,688)	34.0%	$(2,071,147)	34.0%
California Franchise Taxes, Net of Federal Tax Benefit	(227,859)	7.3%	(439,100)	9.2%
Allowance for Deferred Tax Assets	2,835,105	(91.1)%	3,447,584	(72.2)%
Interest on Municipal Securities and Loans	(93,152)	3.0%	(90,654)	1.9%
Increase in Cash Surrender Value of Company-Owned Life Insurance	(31,882)	1.0%	(32,740)	0.7%
Change in fair value of warrant liability	(1,470,488)	47.3%	-	0%
Other Items - Net	45,964	(1.5)%	21,008	(0.4)%
Income Tax Expense	$-	0.0%	$834,951	(26.8)%

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

NOTE L - PREFERRED AND COMMON STOCK- Restated

On March 13, 2012, the Company concluded that the Company’s Series A Non-Voting Convertible Redeemable Preferred Stock ("Series A Preferred Stock") and its Series C Non-Voting Convertible Redeemable Preferred Stock ("Series C Preferred Stock") received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its securities in a private placement in the second quarter of 2010 at a price below the conversion price set forth in the Certificates of Determination for the Series A Preferred Stock and Series C Preferred Stock. This beneficial conversion impacts the Company’s loss per common share. See Note U, Restatement of these Consolidated Financial Statements for further detail of explanation.

Further, the Company concluded that the Company's Series A Preferred Stock, Series B Non-Voting Preferred Stock ("Series B Preferred Stock") and its Series C Preferred Stock received improper accounting treatment since these preferred shares contain redemption provisions that are outside of the control of the Company. As a result, these preferred shares have been removed from stockholders’ equity and are now presented as mezzanine financing at their liquidation value.

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

NOTE L - PREFERRED AND COMMON STOCK (continued) - Restated

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

On March 13, 2012, the Company concluded that certain of the Company's warrants issued in private placement transactions in 2010 have received improper accounting treatment. Specifically, due to certain of the anti-dilution features in these warrants, these warrants should have been reflected as liabilities on the consolidated balance sheets (as opposed to a component of equity) in the Company's originally filed Annual Report on Form 10-K for the year ended December 31, 2010. The change in treatment of the warrants results in a change to the equity and liability portions of the balance sheet and a gain or loss on the change in estimated fair value of the warrants which impacts net loss and loss per share on the consolidated statement of operations. Refer to Note U, Restatement, of these consolidated financial statements for further detail of explanation.

NOTE L - PREFERRED AND COMMON STOCK (continued) - Restated

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

NOTE O - LOSS PER SHARE

The following is a reconciliation of net loss and shares outstanding to the loss and number of shares used in the computation of loss per share:

	2010	2009
	Restated See Note U
Average common shares outstanding during the year (used for basic EPS)	4,388,691	1,345,602

Net loss	$(3,110,847)	$(6,926,559)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	-	(487,278)
Non-convertible preferred (Series B)	-	(99,892)
Accretion of discount on beneficial conversion of preferred (Series A and C)	882,000	-
Dividends on Non-convertible TARP preferred (Series D)	255,800	217,430
Total income (loss) allocated to preferred stock	1,137,800	(369,740)
Net loss allocated to common stock	$(4,248,647)	$(6,556,819)

Basic loss per common share	$(0.97)	$(4.87)

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

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only)

Following are the separate financial statements for Mission Community Bancorp (parent company only):

Mission Community Bancorp (Parent Company Only)

CONDENSED BALANCE SHEETS
	2010	2009
	(Restated)
ASSETS	See Note U
Cash	$4,067,105	$842,766
Time deposits in other banks	50,000	75,000
Investment in subsidiary bank	19,533,493	20,570,694
Investment in non-bank subsidiary	17,969,083	-
Other real estate owned	565,000	565,000
Other assets	97,005	104,628
TOTAL ASSETS	$42,281,686	$22,158,088
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debt securities	$3,093,000	$3,093,000
Due to Mission Community Bank	9,019	377,433
Other liabilities	36,179	49,940
Warrant Liability	5,029,000	-
TOTAL LIABILITIES	8,167,198	3,520,373

Redeemable Preferred stock, Series A, B and C	1,205,000	-

TOTAL SHAREHOLDERS' EQUITY	32,909,488	18,637,715
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,281,686	$22,158,088

CONDENSED STATEMENTS OF OPERATIONS
	2010	2009
	(Restated) See Note U
Interest income	$26,877		$22,604
Interest expense	103,263		116,092
Net interest expense	(76,386)		(93,488)
Changes in fair value of warrant liability	3,573,100		-
Less salaries and benefits	464,441		202,006
Less other expenses	311,909		356,636
Income before equity in undistributed income of subsidiary	2,720,364		(652,130)
Equity in undistributed loss of subsidiaries	(5,831,211)		(6,274,429)
Net loss	$ (3,110,847)	$	(6,926,559)

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only)- continued

CONDENSED STATEMENTS OF CASH FLOWS
	2010	2009
	(Restated) See Note U
Operating activities:
Net loss	$ (3,110,847)	$	(6,926,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss of subsidiaries	5,831,211		6,274,429
Stock-based compensation	47,675		-
Write-downs on other real estate	-		250,000
Changes in fair value of warrant liability	(3,573,100)		-
Income tax refunds received	-		615,532
Other, net	(374,552)		241,483
Net cash provided by (used in) operating activities	(1,179,613)		454,885
Investing activities:
Maturity of time deposits in other banks	25,000		-
Purchase of other real estate from subsidiary	-		(815,000)
Investment in bank subsidiary	(5,500,000)		(5,116,000)
Investment in non-bank subsidiary	(18,250,000)		-
Net cash (used in) investing activities	(23,725,000)		(5,931,000)
Financing activities:
Proceeds from issuance of common stock and warrants, net of issuance costs	28,384,752		-
Proceeds from issuance of preferred stock, net of issuance costs	-		5,067,722
Cash dividends paid	(255,800)		(217,430)
Net cash provided by financing activities	28,128,952		4,850,292
Net increase (decrease) in cash	3,224,339		(625,823)
Cash at beginning of year	842,766		1,468,589
Cash at end of year	$4,067,105		$842,766

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

Warrant Liability
To determine the fair value of the warrant liability, a Black-Scholes model is used as the basis however, the strike price input for this model is determined using a Monte Carlo simulation to generate expected strike prices (the “Model”). An average lower strike price resulting from potential adjustment is then used in a Black-Scholes model to determine the value of the Warrants. As a result of this simulation analysis using the Model, we concluded that the probability of a strike price being something less than the contractual strike price was remote and that it is appropriate to use the contractual strike price in a Black-Scholes model to determine the value of the warrants (Level 3).

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability for the 2010 warrants as of December 31, 2010:

	December 31, 2010
Warrants issued in:	Apr-10	Jun-10
Risk-free interest rate	1.52%	2.10%
Expected volatility	41.44%	41.05%
Expected life (in years)	4.32	4.45
Expected dividend yield	0.00%	0.00%

NOTE S - FAIR VALUE MEASUREMENT – Continued

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
December 31, 2010 (Restated) See Note U	Level 1	Level 2	Level 3	Total
			(Restated) See Note U
Available for sale securities:
U.S. Government agencies	$-	$20,861	$-	$20,861
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,000	-	2,000
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Warrant liability	-	-	(5,029)	(5,029)
Total assets and liabilities measured at fair value on a recurring basis, net	$-	$75,435	$10,086	$85,521

December 31, 2009
Available for sale securities:
U.S. Government agencies	$-	$15,468	$-	$15,468
Mortgage-backed securities	-	16,835	-	16,835
Municipal securities	-	2,974	-	2,974
Corporate debt securities	-	2,987	-	2,987
Asset-backed securities	-	1,869	9	1,878
Total available-for-sale securities	-	40,133	9	40,142
Loans held for sale	-	-	904	904
Total assets measured at fair value on a recurring basis	$-	$40,133	$913	$41,046

NOTE S - FAIR VALUE MEASUREMENT – Continued

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2010 and 2009:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	2010	2009
	(Restated) See Note U
Balance at beginning of year	$913	$1,297
Securities transfered into Level 3	-	92
Net decrease in SBA loans held for sale	(904)	(361)
Loans held for sale transfered into Level 3	16,925	-
Settlements - principal reductions in loans held for sale	(1,749)	-
Securities valuation reserve	(9)	(115)
Loans held for sale valuation reserve	(61)	-
Fair value of warrant liability at issuance	(8,602)	-
Changes in fair value of warrant liability	3,573	-
Balance at end of year	$10,086	$913

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

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value. For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities. The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities. The fair value of accrued interest payable approximates its carrying value. The Company estimates the fair value of the warrant liability utilizing both the Black-Scholes and Monte Carlo Simulation method. The use of these methods assumes multiple probabilities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Restated)
	See Note U
Financial Assets:
Cash and due from banks	$10,817,000	$10,817,000	$8,595,000	$8,595,000
Interest-bearing deposits in other banks	550,000	550,000	425,000	425,000
Investment securities	75,435,000	75,435,000	40,142,000	40,142,000
Loans held for sale	15,115,000	15,115,000	904,000	904,000
Loans, net	101,913,000	102,926,000	129,970,000	131,859,000
Federal Home Loan Bank and other stocks	2,682,000	2,682,000	3,003,000	3,003,000
Accrued interest receivable	697,000	697,000	730,000	730,000

Financial Liabilities:
Deposits	173,240,000	173,590,000	163,770,000	164,174,000
Other borrowings	349,000	349,000	6,000,000	6,087,000
Junior subordinated debt securities	3,093,000	1,333,000	3,093,000	3,090,000
Accrued interest payable	180,000	180,000	253,000	253,000
Warrant liability	5,029,000	5,029,000	-	-

NOTE U – RESTATEMENT

The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2010 to correct errors in the accounting for certain warrants and certain preferred stock. The Company determined that certain warrants (“Warrants”) issued in 2010 contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the amended provisions of ASC 815. ASC 815, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815. Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives. Accordingly, beginning at the issuance of the Warrants in the second quarter of 2010, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each subsequent reporting date. Thereafter, changes in the warrant liability from period to period should have been recorded in the consolidated statements of operations.

The Company computed the fair value of the warrant liability using a Monte Carlo Simulation. The fair value of the warrant liability as of the issuance date in the second quarter of 2010 was $8.6 million and as of December 31, 2010 was $5.0 million. Accordingly, as of December 31, 2010, the Company recorded a warrant liability of $5.0 million, a reduction in common stock of $8.6 million and a change in retained deficit of $3.6 million. The net change in fair value of the warrant liability from June 30, 2010 through December 31, 2010 of $3.6 million was recorded as non-interest income in the Consolidated Statements of Operations for the year ended December 31, 2010. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying annual financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using a Monte Carlo Simulation:

Warrant Issuance Dates	Number of Warrants at Issuance	Exercise Price	Warrant Expiration Date	Fair Value of Warrants at Issue Date	Change in Fair Value of Warrants in 2010	Fair Value of Warrants at December 31, 2010

April 27, 2010	2,000,000	$5.00	April 27, 2015	$3,422,000	$(1,457,200)	$1,964,800
June 15, 2010	3,000,000	$5.00	June 15, 2015	5,180,100	(2,115,900)	3,064,200
			Total Fair Value	$8,602,100	$(3,573,100)	$5,029,000

To determine the fair value of the warrant liability, a Black-Scholes model is used as the basis however, the strike price input for this model is determined using a Monte Carlo simulation to generate expected strike prices (the “Model”). An average lower strike price resulting from a potential adjustment is then used in a Black-Scholes model to determine the value of the Warrants. As a result of this simulation analysis using the Model, we concluded that the probability of a strike price being something less than the contractual strike price was remote and that it is appropriate to use the contractual strike price in a Black-Scholes model to determine the value of the warrants.

NOTE U – RESTATEMENT - Continued

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability as of December 31, 2010:

	December 31, 2010
Warrants issued in:	Apr-10	Jun-10
Risk-free interest rate	1.52%	2.10%
Expected volatility	41.44%	41.05%
Expected life (in years)	4.32	4.45
Expected dividend yield	0.00%	0.00%

The Company’s Series A Non-Voting Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and its Series C Non-Voting Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its common stock in a private placement in the second quarter of 2010 at a price below the conversion price set forth in the Certificates of Determination for the Series A and C Preferred Stock. As a result of the revised accounting related to the beneficial conversion feature for both the Series A and C Preferred Stock, the Company recorded a discount of $882 thousand related to the Series A and C Preferred Stock. The initial recognition of the beneficial conversion feature is accomplished through the establishment of a discount on the Series A and C Preferred Stock and a corresponding increase in additional paid in capital. These adjustments also reflect the recognition of the immediate accretion of the discount through retained earnings which occurred in June 2010. The Company properly reflected the impact on loss per common share – See Note O of the Notes to Consolidated Financial Statement.

Further, the Company’s Series A Preferred Stock, Series B Non-Voting Preferred Stock (“Series B Preferred Stock”) and its Series C Preferred Stock received improper accounting treatment since these preferred shares contain redemption provisions that are outside of the control of the Company. As a result, these preferred shares with an aggregate redeemable value of $1.2 million have been removed from stockholders’ equity and are now presented as mezzanine financing at their liquidation value.

NOTE U – RESTATEMENT - Continued

The following tables summarize the effects of the restatement on the specific items presented in the Company’s consolidated financial statements previously included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010:

Consolidated Balance Sheet
	December 31, 2010
	(As previously reported)	(As restated)
Warrant Liability, previously classified as equity	-	5,029,000
Total Liabilities	$178,657,427	$183,686,427
Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205,000

Shareholders' Equity:
Preferred stock:
Series A	$392,194	$-
Series B	191,606	-
Series C	500,000	-
Series D	5,067,722	5,067,722
Common stock	46,426,603	37,824,503
Additional paid-in capital	327,500	1,209,500
Retained deficit	(13,219,986)	(10,650,086)
Accumulated Other Comprehensive (Loss) Income	(542,151)	(542,151)
Total Shareholders' Equity	$39,143,488	$32,909,488

Consolidated Statements of Operations

	For the Year Ended December 31, 2010
	(As previously reported	(As restated)
Change in fair value of warrant liability	$-	$3,573,100
Net Loss	$(6,683,947)	$(3,110,847)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(153,902)	-
Non-convertible preferred (Series B)	(31,550)	-
Accretion of discount on preferred as a result of beneficial conversion feature (Series A and C)	-	882,000
Dividends on Non-convertible TARP preferred (Series D)	255,800	255,800
Total income (loss) allocated to preferred stock	70,348	1,137,800
Net loss allocated to common stock	$(6,754,295)	$(4,248,647)

Basic loss per common share	$(1.54)	$(0.97)

NOTE U – RESTATEMENT - Continued

Consolidated Statements of Cash Flows

	For the Year Ended
	December 31, 2010
	(As previously reported	(As restated)
Net (loss)	$(6,683,947)	$(3,110,847)
Change in fair value of warrant liability	-	(3,573,100)
Net cash provided by operating activities	$1,253,686	$1,253,686

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

In connection with the revision to the consolidated financial statements as described in Note U, Restatement of the Notes to the Consolidated Financial Statements of this Amendment No. 1, Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. In connection therewith, Management identified a material weakness in internal control over financial reporting.  Management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret the applicable accounting literature for certain warrants and certain preferred stock. As a result, Management believes this control deficiency resulted in a misstatement of shareholder equity and loss per share. As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of December 31, 2010.  In light of the material weakness described above, Management revised its consolidated financial statements in this Form 10-K/A as discussed previously to ensure that the accounting for certain preferred stock and warrants was in conformity with the applicable accounting guidance.  Management also believes that the consolidated financial statements included in this Form 10-K/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

Remediation of Material Weakness

The Company is in the process of actively remediating this material weakness.  The Company will focus remediation efforts on establishing additional financial reporting processes when events or transactions occur outside of the Company’s usual and routine course of business.

Management believes the additional control procedure, upon implementation, will remediate this material weakness.  Management will validate, through testing of internal controls, the effectiveness of this remediation.  However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors.  The Company will continue to evaluate and strengthen its internal control over financial reporting system in order to prevent future errors in financial reporting.

Other than mentioned above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the fourth quarter of 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

The following section of this Annual Report on Form 10-K/A will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and interpretive guidance provided by the Securities and Exchange Commission.  Considering  the identified material weakness as a result of revisions to the consolidated financial statements that are further described in Note U, based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is ineffective.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 12 to 18 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board’s Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures. Other than the identified material weakness as a result of revisions to the consolidated financial statements as described above and that are further described in Note U, based on internal audits performed in 2009 and 2010, neither management nor the Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

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

The Company’s independent registered public accountants are not engaged to perform an audit of the Company’s internal control over financial reporting.  The independent auditors consider internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  In addition to their opinion on the financial statements, the independent auditors may, however, provide recommendations for improvements in accounting or internal controls, and any such reports are presented to management and the Board’s Audit Committee.  In connection with the internal control deficiencies related to financial reporting and the ability to properly interpret the applicable accounting literature for warrants and preferred stock, the Company's independent registered public accountants have provided notice to management and the audit committee which indicates the existence of certain material weaknesses in the Company's internal controls.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered pubic accounting firm pursuant to the rules of the Securities and Exchange Commission applicable to non-accelerated filers, which permit us to provide only management’s report in this Annual Report on Form 10-K/A.

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

10.24	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
14	Code of Ethics (previously filed)
21	Subsidiaries of the registrant (previously filed)
23.1	Consent of Independent Registered Public Accounting Firm – Perry-Smith LLP
23.2	Consent of Independent Registered Public Accounting Firm – Vavrinek, Trine, Day & Co. LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101 Interactive Data Files
(A)	Included in the Company’s Form 8-K filed on December 18, 2000
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002
(E)	Included in the Company’s Form 8-K filed on October 21, 2003
(F)	Included in the Company’s Form 10-QSB filed on August 10, 2004
(G)	Included in the Company’s Form 8-K filed on January 19, 2005
(H)	Intentionally omitted
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006
(J)	Included in the Company’s Form 8-K filed on June 13, 2007
(K)	Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007
(L)	Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007
(M)	Included in the Company’s Form 8-K filed on August 14, 2007
(N)	Included in the Company’s Form 8-K filed on October 23, 2007
(O)	Included in the Company’s Form 10-KSB filed on March 28, 2008
(P)	Included in the Company’s Form 10-Q filed on May 15, 2008
(Q)	Included in the Company’s Form 8-K filed on December 30, 2008
(R)	Included in the Company’s Form 8-K filed on January 14, 2009
(S)	Included in the Company’s Form 10-Q filed on August 14, 2009

(T)	Included in the Company’s Form 10-K filed on March 16, 2009
(U)	Included in the Company’s From 8-K filed on December 24, 2009
(V)	Included in the Company’s Form 8-K filed on March 22, 2010
(W)	Included in the Company’s Form 8-K filed on March 26, 2010
(X)	Included in the Company’s Form 8-K filed on June 1, 2010
(Y)	Included in the Company’s Form 8-K filed on August 2, 2010
(Z)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010
(AA)	Included in Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on October 1, 2010

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
Chief Executive Officer
Dated:   March 29, 2012

By: /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:   March 29, 2012

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George H. Andrews	Director	March 29, 2012
GEORGE. H. ANDREWS

/s/ Bruce M. Breault	Director	March 29, 2012
BRUCE M. BREAULT

/s/ William B. Coy	Vice Chairman of the Board	March 29, 2012
WILLIAM B. COY

/s/ Howard N. Gould	Director	March 29, 2012
HOWARD N. GOULD

/s/ Richard Korsgaard	Director	March 29, 2012
RICHARD KORSGAARD

/s/ James W. Lokey	Chairman of the Board and Chief Executive Officer	March 29, 2012
JAMES W. LOKEY	(Principal Executive Officer)

/s/ Mark R. Ruh	Executive Vice President and Chief Financial Officer	March 29, 2012
MARK R, RUH	(Principal Financial and Accounting Officer)

/s/ Harry H. Sackrider	Director	March 29, 2012
HARRY H. SACKRIDER

/s/ Gary E. Stemper	Director	March 29, 2012
GARY E. STEMPER

/s/ Brooks W. Wise	Director	March 29, 2012
BROOKS W. WISE

/s/ Stephen P. Yost	Director	March 29, 2012
STEPHEN P. YOST