Form 10-Q/A
period 2011-03-31
MISSION COMMUNITY BANCORP
filed 2012-03-30
CIK 1129920

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
Item 4.  Reserved
Item 5.  Other Information
Item 6.  Exhibits

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) at and for the three months ended March 31, 2011  which was originally filed with the Securities and Exchange Commission on May 16, 2011(the “Original 10-Q”).  This amendment is being filed mainly to include restated consolidated financial statements as described in Note 9, Restatement of the Notes to the Consolidated Financial Statements.   The consolidated financial statements are being restated to correct accounting errors as follows:

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

The tables below outline the changes to the balance sheet, equity and net loss for the period noted (see Note 9, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	March 31, 2011
(in thousands)	(As previously reported)	(Restated)
Warrant Liability, previously classified as equity	-	$4,477
Total Other Liabilities	$179,196	$183,673

Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205

	March 31, 2011
	See Note 9
(in thousands)	Stockholders' Equity	Net (Loss)/Earnings

Balance as previously reported	$38,423	$(467)
Cumulative effect of reclassification of redeemable preferred stock, Series A, B and C	(1,205)	-
Fair value of warrants issued in 2010	(8,602)	-
Cumulative net change in fair value of warrant liability	4,125	552
Total Adjustments	$(5,682)	$552
Adjusted balance at March 31, 2011	$32,741	$85

The table below outlines the changes to the calculation for loss per share for the period noted (see Note 9, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	Eanings/(Loss) Per Share
	For the three months ended
	March 31, 2011
(dollars in thousands except share and per share (loss)/earnings)	(As previously reported)	(Restated)
Average common shares outstanding
during the year (used for basic EPS)	7,097,274	7,097,274
Dilutive effect of outstanding stock options	-	-
Average common shares used for diluted EPS	7,097,274	7,097,274

Net loss	$(467)	$(467)
Change in fair value of warrant liability	-	552
Net earnings/(loss)	$(467)	$85
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(7)	-
Non-convertible preferred (Series B)	(2)	-
Accretion of discount on preferred (Series A and C)	-	-
Dividends on Non-convertible TARP preferred (Series D)	64	64
Net earnings/(loss) allocated to common stock	$(522)	$21

Basic earnings (loss) per common share	$(0.07)	$-

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I - Item I – Financial Statements
Part I - Item – 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations
Part I - Item – 4T –Controls and Procedures

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the restatement, as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

PART I

Item 1.	Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited	(Restated)
(dollars in thousands)	See Note 9
	March 31, 2011	December 31, 2010	March 31, 2010
Assets
Cash and due from banks	$8,370	$10,817	$13,900
Federal funds sold	-	-	-
Total cash and cash equivalents	8,370	10,817	13,900
Interest-bearing deposits in other banks	302	550	400
Investment securities available for sale	79,399	75,435	40,662

Loans held for sale	12,457	15,115	771

Loans, net of unearned income	105,294	105,110	131,714
Less allowance for loan and lease losses	(3,245)	(3,198)	(5,080)
Net loans	102,049	101,912	126,634

Federal Home Loan Bank stock and other stock, at cost	2,606	2,682	3,003
Premises and equipment	3,165	3,199	3,335
Other real estate owned	4,053	3,137	1,500
Company owned life insurance	3,002	2,980	2,909
Accrued interest and other assets	2,216	1,974	1,847
Total Assets	$217,619	$217,801	$194,961

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$24,706	$22,910	$22,194
Money market, NOW and savings	63,346	70,010	57,979
Time certificates of deposit	86,606	80,320	85,178
Total deposits	174,658	173,240	165,351
Other borrowings	-	349	6,000
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,445	1,976	2,234
Warrant Liability	4,477	5,029	-
Total liabilities	183,673	183,687	176,678

Redeemable Preferred Stock, Series A, B and C	1,205	1,205	1,205

Shareholders' equity:
Preferred stock - Series A (100,000 shares issued and outstanding)	-	-	-
Preferred stock - Series B (20,500 shares issued and outstanding)	-	-	-
Preferred stock - Series C (50,000 shares issued and outstanding)	-	-	-
Preferred stock - Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized;
Issued and outstanding: 7,094,274 at March 31, 2011 and December 31, 2010, and 1,345,602 at March 31, 2010	37,784	37,824	18,042
Additional paid-in capital	1,244	1,209	251
Retained deficit	(10,629)	(10,650)	(6,851)
Accumulated other comprehensive (loss) income	(726)	(542)	568
Total shareholders' equity	32,741	32,909	17,078
Total Liabilities and Shareholders' Equity	$217,619	$217,801	$194,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(in thousands, except per share data)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Restated)
	See Note 9
Interest Income
Interest and fees on loans	$1,789	$2,058
Interest on investment securities	419	309
Other interest income	10	7
Total interest income	2,218	2,374
Interest Expense
Interest on money market, NOW and savings deposits	115	119
Interest on time certificates of deposit	247	338
Other interest expense	30	99
Total interest expense	392	556
Net interest income	1,826	1,818
Provision for loan and lease losses	-	200
Net interest income after provision for loan and lease losses	1,826	1,618
Non-interest income
Service charges on deposit accounts	77	82
Gain on sale of loans	106	-
Loan servicing fees, net of amortization	24	34
Gain on sale of available-for-sale securities	-	58
Changes in fair value of warrant liability	552	-
Other real estate income	20	-
Net losses and writedowns of fixed assets or other real estate	(47)	(106)
Gain on disposition of loans held for sale	50	-
Other income and fees	42	39
Total non-interest income	824	107
Non-interest expense
Salaries and employee benefits	1,315	923
Occupancy expenses	321	300
Furniture and equipment	114	124
Data processing	201	188
Professional fees	130	134
Marketing and business development	37	29
Office supplies and expenses	59	57
Insurance and regulatory assessments	145	204
Loan and lease expenses	37	28
Other real estate expenses	56	10
Other expenses	150	114
Total non-interest expense	2,565	2,111
Income/(loss) before income taxes	85	(386)
Income tax expense (benefit)	-	-
Net income/(loss)	$85	$(386)
Net income/(loss) applicable to common stock	$21	$(413)

Per Common Share Data:
Net loss - basic	$0.00	$(0.31)

Average common shares outstanding - basic	7,094,274	1,345,602

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Mission Community Bancorp and Subsidiaries
 Condensed Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	Loss	Total

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638
Cumulative effect of the reclassification of certain redeemable Preferred Stock	(1,084)					(121)		(1,205)

Dividends declared and paid on Series D preferred stock						(64)		(64)

Stock-based compensation				9				9

Comprehensive loss:
Net (loss)					$(386)	(386)		(386)
Less beginning of year unrealized gain on securities sold during the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining available-for-sale securities, net of taxes of $-0-	-	-	-	-	108	-	108	108
Total comprehensive loss					$(300)

Balance at March 31, 2010 (Restated)	$5,068	1,345,602	$18,042	$251		$(6,851)	$568	$17,078

Balance at January 1, 2011 (Restated) See Note 9	$5,068	7,094,274	$37,824	$1,209		$(10,650)	$(542)	$32,909

Dividends declared and paid on Series D preferred stock						(64)		(64)

Stock-based compensation				35				35

Additional expenses of 2010 shareholder rights offering			(40)					(40)

Comprehensive loss:
Net income					$85	85		85
Net unrealized gain on available-for-sale securities, net of taxes of $-0-	-	-	-	-	(184)	-	(184)	(184)
Total comprehensive loss					$(99)

Balance at March 31, 2011 (Restated) See Note 9	$5,068	7,094,274	$37,784	$1,244		$(10,629)	$(726)	$32,741

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Mission Community Bancorp and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
 (Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
	(Restated)
	See Note 9
Operating Activities
Net income (loss)	$85	$(386)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	125	133
Accretion of discount on securities and loans, net	119	(23)
Provision for credit losses	-	200
Stock-based compensation	34	9
Gain on sale of available-for-sale securities	-	(58)
Gain on sale or disposition of loans held for sale	(106)	-
Changes in fair value of warrant liability	(552)	-
Net losses and writedowns of fixed assets or other real estate	47	106
Increase in company-owned life insurance	(22)	(23)
Other, net	(773)	503
Proceeds from loan sales	965	2,920
Loans originated for sale	(933)	(2,041)
Net cash (used in) provided by operating activities	(1,011)	1,340
Investing Activities
Net change in Federal Home Loan Bank and other stock	76	-
Net decrease in deposits in other banks	248	25
Purchase of available-for-sale securities	(7,995)	(3,967)
Proceeds from maturities, calls and paydowns of available-for-sale securities	3,703	3,536
Proceeds from sales of available-for-sale securities	-	58
Net decrease in loans	1,550	2,409
Purchases of premises and equipment	(91)	(213)
Additional investments in other real estate owned	(32)	-
Proceeds from sale of other real estate owned	139	600
Net cash (used in) provided by investing activities	(2,402)	2,448
Financing Activities
Net (decrease) increase in demand deposits and savings accounts	(4,868)	1,413
Net increase in time deposits	6,287	168
Net (decrease) in other borrowings	(349)	-
Additional stock offering costs	(40)	-
Payment of TARP-CPP dividends	(64)	(64)
Net cash provided by financing activities	966	1,517
Net (decrease) increase in cash and cash equivalents	(2,447)	5,305
Cash and cash equivalents at beginning of year	10,817	8,595
Cash and cash equivalents at end of period	$8,370	$13,900

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	$(184)	86
Real estate acquired by foreclosure	1,070	-
Supplemental disclosures of cash flow information:
Interest paid	382	545
Taxes paid	-	-

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the Company’s Form 10-K, as amended, for the year ended December 31, 2010, which was originally filed on March 31, 2011 and amended on the same date as the filing of this Form 10-Q/A.

In this Amended 10-Q/A, the Company restated its previously issued consolidated financial statements as of and for the three months ended March 31, 2011 to correct errors in the accounting for certain warrants and certain preferred stock as discussed in Note 9, Restatement, of the Notes to the Consolidated Financial Statements.

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

The fair value of each option granted in the three months ended March 31, 2011, was estimated on the date of grant using the following assumptions:

Exercise price	$5.00
Market price of common stock	$3.65
Expected stock price volatility	37.4%
Expected option life	6 years
Risk-free interest rate	2.32%
Weighted average fair value of options granted during the period	$1.09

No options were granted during the three months ended March 31, 2010.

During the three-month periods ended March 31, 2011 and 2010, the Bank recognized pre-tax stock-based compensation expense of $35,000 and $9,000, respectively.  As of March 31, 2011, the Company has unvested options outstanding with unrecognized compensation expense totaling $323,000, which is scheduled to be recognized as follows (in thousands):

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

Changes in the allowance for loan and lease losses for the three months ended March 31, 2011, and year ended December 31, 2010, are shown below disaggregated by portfolio segment:

	Three Months Ended March 31, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off:	Balance at End of Period

Construction and land development	$530,473	$94,082	$-	$-	$624,555
Commercial real estate - owner-occupied	165,181	136,031	-	10,475	311,687
Commercial real estate - non-owner-occupied	696,239	(222,118)	-	-	474,121
Residential real estate	501,008	(83,147)	-	13,509	431,370
All other real estate loans	3,289	(28)	-	-	3,261
Commercial and industrial loans	1,021,240	(131,944)	-	30,979	920,275
Consumer and all other loans and lease financing	123,727	(5,503)	(8,049)	80	110,255
Unallocated	156,479	212,627	-	-	369,106
Totals	$3,197,636	$-	$(8,049)	$55,043	3,244,630

	Year Ended December 31, 2010
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off:	Balance at End of Year

Construction and land development	$1,529,114	$1,737,805	$(2,755,179)	$18,733	$530,473
Commercial real estate - owner-occupied	669,727	822,197	(1,326,743)	-	165,181
Commercial real estate - non-owner-occupied	1,272,180	234,669	(810,610)	-	696,239
Residential real estate	162,505	1,679,365	(1,340,862)	-	501,008
All other real estate loans	248,029	(9,279)	(235,461)	-	3,289
Commercial and industrial loans	866,580	1,710,065	(1,582,702)	27,297	1,021,240
Consumer and all other loans and lease financing	275,646	(18,153)	(134,401)	635	123,727
Unallocated	513,148	(356,669)	-	-	156,479
Totals	$5,536,929	$5,800,000	$(8,185,958)	$46,665	$3,197,636

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

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

Loans by Delinquency Status							Accruing	Past Due	Loans in
(in thousands)	Recorded Balance of Loans Past Due						Troubled	90+ Days	Non-
	30-59	60-89	90+	Total		Total	Debt	and	Accrual
	Days	Days	Days	Past Due	Current	Loans	Restructurings	Accruing	Status
As of March 31, 2011:
Construction and land development	$-	$-	$-	$-	$4,748	$4,748	$-	$-	$-
Commercial real estate - owner-occupied	-	-	682	682	29,745	30,427	-	-	710
Commercial real estate - non-owner-occupied	196	-	-	196	28,760	28,956	-	-	-
Residential real estate	-	175	-	175	14,502	14,677	-	-	-
All other real estate	-	-	-	-	1,304	1,304	-	-	-
Commercial and industrial	249	-	235	484	16,254	16,738	-	-	652
Consumer and all other loans and lease financing	-	-	-	-	8,444	8,444	8	-	-
Total loans, net of unearned income	$445	$175	$917	$1,537	103,757	$105,294	$8	$-	$1,362

As of December 31, 2010:
Construction and land development	$-	$-	$-	$-	$4,435	$4,435	$-	$-	$-
Commercial real estate - owner-occupied	-	681	-	681	29,932	30,613	-	-	641
Commercial real estate - non-owner-occupied	-	-	-	-	29,335	29,335	-	-	-
Residential real estate	-	-	-	-	15,322	15,322	-	-	-
All other real estate	-	-	-	-	1,315	1,315	-	-	-
Commercial and industrial	237	165	821	1,223	14,689	15,912	-	-	1,352
Consumer and all other loans and lease financing	38	-	-	38	8,140	8,178	-	-	-
Total loans, net of unearned income	$275	$846	$821	$1,942	$103,168	$105,110	$-	$-	$1,993

As of March 31, 2010:
Construction and land development	$-	$-	$-	$-	$12,496	$12,496	$-	$-	$1,428
Commercial real estate - owner-occupied	1,570	-	-	1,570	33,575	35,145	-	-	464
Commercial real estate - non-owner-occupied	-	847	-	847	35,902	36,749	-	-	1,896
Residential real estate	-	-	-	-	18,518	18,518	-	-	-
All other real estate	-	-	-	-	3,268	3,268	-	-	-
Commercial and industrial	171		-	171	15,254	15,425	719	-	500
Consumer and all other loans and lease financing	3	-	-	3	10,110	10,113	109	-	-
Total loans, net of unearned income	$1,744	$847	$-	$2,591	$129,123	$131,714	$828	$-	$4,288

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

Note 5 — Shareholders’ Equity and Earnings/(Loss) Per Share

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

In regard to both the April 27, 2010 and June 15, 2010 transactions under the Securities Purchase Agreement, the Company determined that the associated warrants contained anti-dilution provisions which should be accounted for as derivatives in accordance with ASC 815.   Since the Company issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, must be accounted for as derivatives. (See Note 9, Restatement, of the Notes to the Consolidated Financial Statements)

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering closed on December 15, 2010, with 748,672 shares being issued.

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

Earnings/(Loss) per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

	March 31, 2011	March 31, 2010
(in thousands, except shares and per share data)	(Restated)
	See Note 9
Average common shares outstanding during the period (used for basic EPS)	7,094,274	1,345,602
Dilutive effect of outstanding stock options	-	-
Average common shares used for diluted EPS	7,094,274	1,345,602

Net income (loss)	$85	$(386)
Dividends on Non-convertible TARP preferred (Series D)	$64	$64
Income (loss) allocated to common stock	$21	$(413)

Basic earnings (loss) per common share	$0.00	$(0.31)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
March 31, 2011 (Restated)	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$27,650	$-	$27,650
Mortgage-backed securities	-	47,639	-	47,639
Municipal securities	-	2,963	-	2,963
Corporate debt securities	-	1,000	-	1,000
Asset-backed securities	-	147	-	147
Total available-for-sale securities	-	79,399	-	79,399
Loans held for sale	-	-	12,457	12,457
Warrant Liability	-	-	(4,477)	(4,477)
Net assets and liabilities measured at fair value on a recurring basis	$-	$79,399	$7,980	$87,379

December 31, 2010 (Restated)
Available for sale securities:
U.S. Government agencies	$-	$20,860	$-	$20,860
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,001	-	2,001
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Warrant Liability	-	-	(5,029)	(5,029)
Net assets and liabilities measured at fair value on a recurring basis	$-	$75,435	$10,086	$85,521

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

Loans held for sale that are carried at fair value on a recurring basis consist of all loans held by the company’s MAM subsidiary.  Those loans are valued by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower, then projecting the amount and timing of cash flows to MAM, including collateral liquidation if repayment weaknesses exist (Level 3).

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

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability for the 2010 warrants as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Warrants issued in :	Apr-10	Jun-10	Apr-10	Jun-10
Risk-free interest rate	1.77%	1.77%	1.52%	2.10%
Expected volatility	42.09%	41.39%	41.44%	41.05%
Expected life (in years)	4.07	4.21	4.32	4.45
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

					Current
					Period
	Fair Value Measurements Using				Gains
March 31, 2011	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--Commercial and industrial	$-	$-	$652	$652	$6
Commercial real estate - owner-occupied	-	-	710	710	(32)
Construction and land development	-	-	-	-	-
Consumer and all other loans and lease financing	-	-	8	8	-
Total impaired loans, net of specific reserves	$-	$-	$1,370	$1,370	$(26)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$4,053	$4,053	$(47)

					Full Year
	Fair Value Measurements Using				Gains
December 31, 2010	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--Commercial and industrial	$-	$-	$1,010	$1,010	$(648)
Commercial real estate - owner-occupied	-	-	326	326	(97)
Construction and land development	-	-	356	356	(10)
Total impaired loans, net of specific reserves	$-	$-	$1,692	$1,692	$(755)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$3,137	$3,137	$(486)

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2011 and 2010:

(in thousands)	Level 3 Available-for-Sale Securities, Loans Held for Sale and Warrant Liability
(Restated) See Note 9	Three Months Ended March 31
	2011	2010
	(Restated)

Balance at beginning of year	$10,086	$913
Securities transfered into Level 3	-	-
Net increase (decrease) in SBA loans held for sale	223	(132)
Loans held for sale transfered into Level 3	-	-
Unrealized gains (losses) included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(1,810)	-
Loans held for sale transferred to other real estate owned	(1,070)
Securities valuation reserve	-	(6)
Loans held for sale valuation reserve	(1)	-
Changes in fair value of warrant liability	552	-
Balance at end of period	$7,980	$775

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

The estimated fair value of financial instruments is summarized as follows:

	(Restated)
	See Note 9
(in thousands)	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$8,370	$8,370	$10,817	$10,817
Interest-bearing deposits in other banks	302	302	550	550
Investment securities	79,399	79,399	75,435	75,435
Loans held for sale	12,457	12,457	15,115	15,115
Loans, net of allowance for loan and lease losses	102,049	104,033	101,912	102,926
Federal Home Loan Bank and other stocks	2,606	2,606	2,682	2,682
Company owned life insurance	3,002	3,002	2,980	2,980
Accrued interest receivable	714	714	697	697

Financial Liabilities:
Deposits	174,658	174,933	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	3,093	1,331	3,093	1,333
Accrued interest payable	190	190	180	180
Warrant liability	4,477	4,477	5,029	5,029

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

Note 9 — Restatement

In this Amended 10-Q/A, the Company restated its previously issued consolidated financial statements as of and for the three months ended March 31, 2011 to correct errors in the accounting for certain warrants and certain preferred stock.  The Company determined that certain warrants (“Warrants”) issued in 2010 contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the amended provisions of ASC 815.  ASC 815, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning at the issuance of the Warrants in the second quarter of 2010, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each subsequent reporting date. Thereafter, changes in the warrant liability from period to period should have been recorded in the consolidated statements of operations.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach. The fair value as of the issuance date in the second quarter of 2010 was $8.6 million and was $5.0 million and $4.5 million at December 31, 2010 and March 31, 2011, respectively.  The net change in fair value from June 30, 2010 through December 31, 2010 of $3.6 million and $552 thousand for the three months ended March 31, 2011 were recorded as other income in the Consolidated Statements of Operations for same periods. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants at Issuance	Exercise Price	Warrant Expiration Date	Fair Value of Warrants at Issue Date	Change in Fair Value of Warrants Since Issuance Date	Fair Value of Warrants at March 31, 2011

April 27, 2010	2,000,000	$5.00	April 27, 2015	$3,422,000	$(1,634,800)	$1,787,200
June 15, 2010	3,000,000	$5.00	June 15, 2015	5,180,100	(2,490,600)	2,689,500
			Total Fair Value	$8,602,100	$(4,125,400)	$4,476,700

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

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
Warrants issued in :	Apr-10	Jun-10	Apr-10	Jun-10
Risk-free interest rate	1.77%	1.77%	1.52%	2.10%
Expected volatility	42.09%	41.39%	41.44%	41.05%
Expected life (in years)	4.07	4.21	4.32	4.45
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s Series A Non-Voting Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and its Series C Non-Voting Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its securities in a private placement in the second quarter of 2010 at a price below the conversion price set forth in the Certificates of Determination for the Series A and C Preferred Stock. The Company properly reflected the impact on earnings/(loss) per common share . See Note 5, Shareholders’ Equity and Earnings /(Loss) Per Share of the Notes to Consolidated Financial Statement.  This had no impact on the Company’s income/(loss) for the three months ended March 31, 2011.

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

The following tables summarize the effects of the restatement on the specific items presented in the Company’s  consolidated financial statements previously included in the Company’s Quarterly Report for the three months ended March 31, 2011 and the Company’s Annual  Report on Form 10-K, as amended, for the year ended December 31, 2010:

Consolidated Balance Sheet

	March 31, 2011		December 31, 2010
(in thousands)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Warrant Liability, previously classified as equity	-	4,477	-	5,029
Total Liabilities	$179,196	$183,673	$178,657	$183,686
Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205	$-	$1,205

Shareholders' Equity:
Preferred stock:
Series A	$392	$-	$392	$-
Series B	192	-	192	-
Series C	500	-	500	-
Series D	5,068	5,068	5,068	5,068
Common stock	46,387	37,784	46,426	37,824
Additional paid-in capital	361	1,244	327	1,209
Retained deficit	(13,751)	(10,629)	(13,220)	(10,650)
Accumulated Other Comprehensive (Loss) Income	(726)	(726)	(542)	(542)
Total Shareholders' Equity	$38,423	$32,741	$39,143	$32,909

Consolidated Statements of Operations

	For the three Months Ended March 31, 2011		For the Year Ended December 31, 2010
(in thousands, except earnings/(loss) per share)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Change in fair value of warrant liability	$-	$552	$-	$3,573
Net Income/(Loss)	$(467)	$85	$(6,684)	$(3,111)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(7)	-	(154)	-
Non-convertible preferred (Series B)	(2)	-	(32)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial conversion feature	-	-	-	882
Dividends on Non-convertible TARP preferred (Series D)	64	64	256	256
Total income/(loss) allocated to preferred stock	55	64	70	1,138
Net income/(loss) allocated to common stock	$(522)	$21	$(6,754)	$(4,249)

Basic loss per common share	$(0.07)	$-	$(1.54)	$(0.97)

Consolidated Statements of Cash Flows

	For the three Months Ended March 31, 2011		For the Year Ended December 31, 2010
(in thousand)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Net income/(loss)	$(467)	$85	$(6,684)	$(3,111)
Change in fair value of warrant liability	-	(522)	-	(3,573)
Net cash provided by operating activities	$1,011	$1,011	$1,254	$1,254

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some matters discussed in this Form 10-Q/A may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Bank operates); competition from other providers of financial services offered by the Bank; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; and other risks detailed in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Bank.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Restatement of Previously Issued Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and result of operations, consolidated financial statements and related disclosures at and for the three months ended March 31, 2011 for the following:

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

Overview of Results of Operations and Financial Condition

•
The Company had net earnings of $85 thousand for the first quarter of 2011, as compared with a net loss of $(386) thousand for the first quarter of 2010.  The factors resulting in these losses will be discussed below.

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

•
For the three months ended March 31, 2011, non-interest income increased by $717 thousand from the same period in 2010.  The improvement was in increased gains on sales of SBA-guaranteed loans and disposition of other loans held for sale, reduced losses on other real estate, as well as the changes in fair value of warrant liability of $552 thousand .

•
Non-interest expense increased by $454 thousand for the first quarter of 2011, as compared to the same quarter in 2010.  Principal factors relating to the increase were salaries and benefits for newly hired officers and increased operating expenses of foreclosed real estate.

•	Total assets were essentially flat from December 31, 2010 to March 31, 2011.
•	Non-performing assets decreased from $15.1 million as of December 31, 2010 to $12.0 million on March 31, 2011.

Income Summary

For the three months ended March 31, 2011, the Company had net earnings of  $85 thousand.  This compares with a net loss of $(386) thousand for the comparable period of 2010.

The Company had net earnings applicable to common shareholders of $21 thousand and a net loss of $(413) thousand for the three months ended March 31, 2011 and 2010, respectively. This represents no earnings per share and a net loss of $(.31) per shares for the three months ended March 31, 2011 and 2010, respectively.  Earnings/(Loss) applicable to common shareholders is calculated by adding dividends accrued and discount accreted on preferred stock to net losses and reducing from net income.

Return (loss) on average assets (annualized) was 0.04% for the first quarter of 2011, as compared with (0.81)% for the first quarter of 2010.  Annualized return (loss) on average equity was .26% for the first quarter of 2011 as compared with (8.34)% for the comparable 2010 period.

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

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2011 and 2010:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2011				March 31, 2010
	(Restated)
	See Note
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$119,612	$1,789	6.06	% *	$136,010	$2,058	6.14	% *
Investment securities*	75,267	419	2.26	% *	39,674	309	3.15	% *
Federal funds sold	-	-	-		-	-	-
Other interest income	15,339	10	0.26%		11,108	7	0.25%
Total interest-earning assets / interest income	210,218	2,218	4.28%		186,792	2,374	5.15%
Non-interest-earning assets:
Allowance for loan losses	(3,227)				(5,551)
Cash and due from banks	1,426				2,701
Premises and equipment	3,208				3,382
Other assets	7,599				6,379
Total assets	$219,224				$193,703

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$11,211	$20	0.73%		$20,756	$41	0.79%
Savings and Money Market deposit accounts	51,976	95	0.74%		35,063	78	0.90%
Certificates of deposit	86,389	247	1.16%		85,719	338	1.60%
Total interest-bearing deposits	149,576	362	0.98%		141,538	457	1.31%
Other short-tems borrowings	385	5	4.75%		-	-	-
Federal Home Loan Bank advances	-	-	-		6,000	74	5.01%
Trust preferred securities	3,093	25	3.30%		3,093	25	3.25%
Total borrowed funds	3,478	30	3.46%		9,093	99	4.41%
Total interest-bearing liabilities / interest expense	153,054	392	1.04%		150,631	556	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	26,604				22,696
Other liabilities	6,741				1,596
Total liabilities	186,399				174,923
Shareholders' equity	32,825				18,780
Total liabilities and shareholders' equity	$219,224				$193,703
Net interest-rate spread			3.24%				3.65%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.28%				0.30%
Net interest income / margin on earning assets		$1,826	3.52	% **		$1,818	3.95	% **

* No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.
** Net interest income as a % of earning assets.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans, gains or losses on sales of securities and other real estate and changes in fair value of warrant liability.  For the three-month period ended March 31, 2011, non-interest income was $824 thousand, an increase of $717 thousand, or 670%, from the same period in 2010.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
(Restated) See Note 9	2011	2010	$	%
	(Restated)
	See Note 9
Service charges on deposit accounts	$77	$82	$(5)	-6%
Gain on sale of loans	106	-	106	nm
Loan servicing fees, net of amortization	24	34	(10)	-29%
Gain on sale of available-for-sale securities	-	58	(58)	-100%
Changes in fair value of warrant liability	552	-	552	100%
Other real estate income	20	-	20	nm
Loss or writedown of fixed assets or other real estate	(47)	(106)	59	nm
Gain on disposition of loans held for sale	50	-	50	nm
Other income and fees	42	39	3	8%
Total non-interest income	$824	$107	$717	670%

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

The change in fair value of warrant liability accounts for $552 thousand of the increase. The Company estimates the fair value of the warrant liability utilizing both the Black-Scholes and Monte Carlo Simulation method. The use of these methods assumes multiple probabilities. See Note 9, Restatement of the Consolidated Financial Statements for more detailed information on this calculation.

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

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(Restated) See Note 9	Increase(Decrease) From Previous Quarter End*
	March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
(dollars in thousands)	$	%	$	%	$	%	$	%	$	%
Total Assets	$(182)	-0.3%	$5,596	10.5%	$3,423	6.5%	$13,821	28.4%	$1,855	3.9%
Earning Assets	(1,384)	-2.7%	5,348	10.6%	2,889	5.8%	12,337	26.7%	1,894	4.2%
Loans	(2,474)	-8.3%	(2,638)	-8.5%	(3,033)	-9.6%	(6,589)	-19.9%	(3,925)	-11.7%
Deposits	1,418	3.3%	7,619	18.3%	4,495	11.1%	(4,225)	-10.2%	1,581	3.9%
Borrowings	(349)	-405.6%	(4,121)	-365.8%	328	31.4%	(1,858)	-124.2%	-	0.0%
Warrant Liability	(552)	-44.5%	(3,362)	-159.0%	(211)	-9.7%	8,602	100.0%	-	0.0%
Shareholders' Equity	(168)	-2.1%	5,253	75.4%	(351)	-5.0%	9,724	213.3%	(355)	-7.7%

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)
	March 31, 2011		December 31, 2010		March 31, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$16,872	14.3%	$17,701	14.7%	$19,051	14.4%
Agricultural	2,484	2.1%	1,022	0.9%	671	0.5%
Leases, net of unearned income	933	0.8%	1,047	0.9%	1,208	0.9%
Municipal loans	3,603	3.1%	2,987	2.5%	3,822	2.9%
Real estate	84,139	71.4%	87,005	72.4%	93,658	70.7%
Construction and land development	8,188	7.0%	8,972	7.4%	12,496	9.4%
Consumer	1,532	1.3%	1,491	1.2%	1,579	1.2%
Total loans	$117,751	100.0%	$120.225	100.0%	$132,485	100.0%

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

Capital

Total shareholders’ equity has increased $14.5 million, or 79%, over the past twelve months.  The increase was due to the issuance of 5,748,672 shares of common stock in the last nine months of 2010, for proceeds of $19.8 million to increase equity, net of stock issuance costs and the reclassification of approximately $8.6 million for associated warrants from equity to liabilities.  The Company’s net losses over the past year partially offset the increase in capital from the stock issuance.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2011.

In connection with the revision to the consolidated financial statements as described in Note 9, Restatement of the Notes to the Consolidated Financial Statements of this Amendment No. 1, Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011. In connection therewith, Management identified a material weakness in internal control over financial reporting.  Management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret the applicable accounting literature for certain warrants issued in 2010 and certain preferred stock. As a result, Management believes this control deficiency resulted in a misstatement of shareholder equity and loss per share. As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of March 31, 2011.  In light of the material weakness described above, Management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the accounting for certain preferred stock and warrants was in conformity with the applicable accounting guidance.  Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

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

Other than as noted above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the Company’s fiscal quarter ended March 31, 2011.

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