Form 10-Q/A
period 2011-06-30
MISSION COMMUNITY BANCORP
filed 2012-03-30
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
Amendment No. 2

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
Item 4. Reserved
Item 5. Other Information
Item 6. Exhibits

EXPLANATORY NOTE

This Amendment No. 2 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) as of and for the three and six months ended June 30, 2011 which was originally filed with the Securities and Exchange Commission on August 15, 2011 and amended on August 16, 2011 (the “Original 10-Q”).  This amendment is being filed mainly to include restated consolidated financial statements as described in Note 11, Restatement of the Notes to the Consolidated Financial Statements.  The consolidated financial statements are being restated to correct accounting errors as follows:

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

The tables below outline the changes to the balance sheet, equity and net loss for the period noted (see Note 11, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	June 30, 2011
(in thousands)	(As previously reported)	(Restated)
Warrant Liability, previously classified as equity	-	$4,070
Total Other Liabilities	$186,741	$190,811

Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205

	See Note 11
(in thousands)	Stockholders' Equity
	June 30, 2011	December 31, 2010	June 30, 2010

Balance previously reported	$38,528	$39,143	$37,814
Cumulative effect of reclassification of redeemable preferred stock, Series A, B and C	(1,205)	(1,205)	(1,205)
Fair value of warrants issued in 2010	(8,602)	(8,602)	(8,602)
Cumulative net change in fair value of warrant liability	4,532	3,573	-
Total Adjustments	$(5,275)	$(6,234)	$(9,807)
Total restated shareholders' equity	$33,253	$32,909	$28,007

The table below outlines the changes to the calculation for loss per share for the period noted (see Note 11, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	Loss Per Share
	For the three months ended		For the six months ended
	June 30, 2011		June 30, 2011
(dollars in thousands except share and per share (loss)/earnings)	(As previously reported)	(Restated)	(As previously reported)	(Restated) See Note 11

Average common shares outstanding during the year (used for basic EPS)	7,094,274	7,094,274	7,094,274	7,094,274
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	7,094,274	7,094,274	7,094,274	7,094,274

Net loss, as previously reported	$(974)	$(974)	$(1,441)	(1,441)
Change in fair value of warrant liability	-	407	-	959
Net loss	$(974)	$(567)	$(1,441)	$(482)
Less loss and dividends allocated to preferred stock:				-
Convertible preferred (Series A and C)	(14)	-	(22)	-
Non-convertible preferred (Series B)	(3)	-	(4)	-
Accretion of discount on preferred (Series A and C)	-	-	-	-
Dividends on Non-convertible TARP preferred (Series D)	64	64	128	128
Net loss allocated to common stock	$(1,021)	$(631)	$(1,543)	$(610)

Basic loss per common share	$(0.14)	$(0.09)	$(0.22)	$(0.09)

	Loss Per Share
	For the three months ended		For the six months ended
	June 30, 2010		June 30, 2010
(dollars in thousands except share and per share (loss)/earnings)	(As previously reported)	(Restated)	(As previously reported)	(Restated) See Note 11

Average common shares outstanding during the year (used for basic EPS)	3,301,646	3,301,646	2,329,027	2,329,027
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	3,301,646	3,301,646	2,329,027	2,329,027

Net loss	$(5,665)	$(5,665)	$(6,051)	(6,051)
Change in fair value of warrant liability	-	-	-	-
Net loss	$(5,665)	$(5,665)	$(6,051)	$(6,051)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(223)	-	(253)	-
Non-convertible preferred (Series B)	(46)	-	(53)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial feature	-	882	-	882
Dividends on Non-convertible TARP preferred (Series D)	64	64	128	128
Total income (loss) allocated to preferred stock	(205)	946	(178)	1,010
Net loss allocated to common stock	$(5,460)	$(6,611)	$(5,873)	$(7,061)

Basic loss per common share	$(1.65)	$(2.00)	$(2.52)	$(3.03)

The following sections of this Form 10-Q/A have been amended to reflect the restatement:

Part I - Item I – Financial Statements
Part I - Item – 2 – Management’s Discussion and Analysis of Financial Condition and Result of Operations
Part I - Item – 4 –Controls and Procedures

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

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)

	June 30, 2011	December 31, 2010	June 30, 2010
	(Restated)
	See Note 11
Assets
Cash and due from banks	$6,755	$10,817	$25,632
Interest-bearing deposits in other banks	302	550	400
Investment securities available for sale	91,956	75,435	48,598

Loans held for sale	10,029	15,115	16,976

Loans, net of unearned income	106,296	105,110	108,920
Less allowance for loan and lease losses	(3,182)	(3,198)	(3,731)
Net loans	103,114	101,912	105,189

Federal Home Loan Bank stock and other stock, at cost	2,489	2,682	2,814
Premises and equipment	3,138	3,199	3,336
Other real estate owned	2,833	3,137	1,528
Company owned life insurance	3,025	2,980	2,932
Accrued interest and other assets	1,628	1,974	1,377
Total Assets	$225,269	$217,801	$208,782

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$25,549	$22,910	$22,443
Money market, NOW and savings	69,168	70,010	51,343
Time certificates of deposit	87,563	80,320	87,340
Total deposits	182,280	173,240	161,126
Other borrowings	-	349	4,142
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,368	1,976	2,607
Warrant liability	4,070	5,029	8,602
Total liabilities	190,811	183,687	179,570

Redeemable Preferred Stock, Series A, B,C	1,205	1,205	1,205

Shareholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A (100,000 shares issued and outstanding)	-	-	-
Series B (20,500 shares issued and outstanding)	-	-	-
Series C (50,000 shares issued and outstanding)	-	-	-
Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068

Common stock - 50,000,000 shares authorized; issued and outstanding: 7,094,274 at June 30, 2011 and December 31, 2010, and 6,345,602 at June 30, 2010	37,785	37,824	34,287
Additional paid-in capital	1,278	1,209	1,143
Retained deficit	(11,260)	(10,650)	(13,461)
Accumulated other comprehensive income (loss)	382	(542)	970
Total shareholders' equity	33,253	32,909	28,007
Total Liabilities and Shareholders' Equity	$225,269	$217,801	$208,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Restated)
	See Note 11
Interest Income
Interest and fees on loans	$1,697	$1,930	$3,486	$3,988
Interest on investment securities	461	304	880	613
Other interest income	6	10	16	17
Total interest income	2,164	2,244	4,382	4,618
Interest Expense
Interest on money market, NOW and savings deposits	104	117	219	236
Interest on time certificates of deposit	229	293	476	631
Other interest expense	25	86	55	185
Total interest expense	358	496	750	1,052
Net interest income	1,806	1,748	3,632	3,566
Provision for loan and lease losses	-	5,250	-	5,450
Net interest income after provision for loan and lease losses	1,806	(3,502)	3,632	(1,884)
Non-interest income
Service charges on deposit accounts	121	92	198	174
Gain on sale of loans	35	181	141	181
Loan servicing fees, net of amortization	35	39	59	73
Gain on sale of available-for-sale securities	-	-	-	58
Change in fair value of warrant liability	407	-	959	-
Other real estate income	18	-	38	-
Net gains(losses) and writedowns of fixed assets or other real estate	70	(344)	23	(450)
(Losses) gains on disposition of loans held for sale	(4)	-	46	-
Other income and fees	42	47	84	86
Total non-interest income	724	15	1,548	122
Non-interest expense
Salaries and employee benefits	1,448	921	2,763	1,844
Occupancy expenses	331	315	652	615
Furniture and equipment	112	112	226	236
Data processing	262	176	463	364
Professional fees	403	184	533	318
Marketing and business development	56	33	93	70
Office supplies and expenses	67	61	126	118
Insurance and regulatory assessments	81	192	226	396
Loan and lease expenses	123	29	160	57
Other real estate expenses	42	29	98	39
Other expenses	167	126	317	232
Total non-interest expense	3,092	2,178	5,657	4,289
Loss before income taxes	(562)	(5,665)	(477)	(6,051)
Income tax expense	5	-	5	-
Net loss	$(567)	$(5,665)	$(482)	$(6,051)
Net loss applicable to common stock	$(631)	$(6,611)	$(610)	$(7,061)

Per Common Share Data:
Net loss - basic	$(0.09)	$(2.00)	$(0.09)	$(3.03)

Average common shares outstanding - basic	7,094,274	3,301,646	7,094,274	2,329,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Retained	Comprehensive
	Stock	Shares	Amount	Capital	Income(Loss)	Deficit	Loss	Total

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638
Cumulative effect of reclassification of certain redeemable preferred stock	(1,084)					(121)		$(1,205)
Effect of beneficial conversion feature of redeemable preferred stock				882		(882)		$-
Issuance of common stock in private placement, net of issuance costs of $153		5,000,000	24,847					24,847
Fair value of warrants issued ,accounted for as liability			(8,602)					$(8,602)
Dividends declared and paid on Series D preferred stock						(127)		(127)
Stock-based compensation				19				19
Comprehensive loss:
Net (loss)					$(6,051)	(6,051)		(6,051)
Less beginning of year unrealized gain on securities sold during the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining available-for-sale securities, net of taxes of $-0-	-	-	-	-	510	-	510	510
Total comprehensive loss					$(5,563)

Balance at June 30, 2010 (Restated) See Note 11	$5,068	6,345,602	$34,287	$1,143		$(13,461)	$970	$28,007

Balance at January 1, 2011	$5,068	7,094,274	$37,824	$1,209		$(10,650)	$(542)	$32,909

Dividends declared and paid on Series D preferred stock						(128)		(128)

Stock-based compensation				69				69

Additional expenses of 2010 shareholder rights offering			(39)					(39)

Comprehensive loss:
Net (loss)					$(482)	(482)		(482)

Net unrealized gain on available-for-sale securities, net of taxes of $-0-	-	-	-	-	924	-	924	924
Total comprehensive income(loss)					$442

Balance at June 30, 2011 (Restated) See Note 11	$5,068	7,094,274	$37,785	$1,278		$(11,260)	$382	$33,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Restated)
	See Note 11
Operating Activities
Net loss	$(567)	$(5,665)	$(482)	$(6,051)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	127	126	252	259
Accretion of discount on securities and loans, net	138	(1)	257	(24)
Provision for credit losses	-	5,250	-	5,450
Stock-based compensation	35	10	69	19
Gain on sale of available-for-sale securities	-	-	-	(58)
Change in warrant liability	(407)	-	(959)	-
Gain on sale of loans	(35)	(181)	(141)	(181)
Losses (gains) on disposition of loans held for sale	4	-	(46)	-
Net losses (gains) and writedowns of fixed assets or other real estate	(70)	344	(23)	450
Increase in company-owned life insurance	(23)	(24)	(45)	(47)
Other, net	463	(199)	(260)	304
Proceeds from loan sales	475	1,482	1,440	4,402
Loans originated for sale	(629)	(1,542)	(1,562)	(3,583)
Net cash (used in) provided by operating activities	(489)	(400)	(1,500)	940
Investing Activities
Net decrease in Federal Home Loan Bank and other stock	117	189	193	189
Net decrease in deposits in other banks	-	-	248	25
Purchase of available-for-sale securities	(14,038)	(19,193)	(22,033)	(23,160)
Proceeds from maturities, calls and paydowns of available-for-sale securities	2,439	7,124	6,142	10,660
Proceeds from sales of available-for-sale securities	-	5,564	-	5,622
Net decrease in loans	1,610	(130)	3,160	2,279
Purchases of premises and equipment	(100)	(127)	(191)	(340)
Additional investments in other real estate owned	(79)	-	(111)	-
Proceeds from sale of other real estate owned	1,368	5	1,507	605
Net cash used in investing activities	(8,683)	(6,568)	(11,085)	(4,120)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	6,665	(6,387)	1,797	(4,974)
Net increase in time deposits	956	2,162	7,243	2,330
Net (decrease) in other borrowings	-	(1,858)	(349)	(1,858)
Proceeds from common stock issued, net of issuance costs	-	24,847	(40)	24,847
Payment of TARP-CPP dividends	(64)	(64)	(128)	(128)
Net cash provided by financing activities	7,557	18,700	8,523	20,217
Net (decrease) increase in cash and cash equivalents	(1,615)	11,732	(4,062)	17,037
Cash and cash equivalents at beginning of period	8,370	13,900	10,817	8,595
Cash and cash equivalents at end of period	$6,755	$25,632	$6,755	$25,632

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	$1,109	402	$925	488
Real estate acquired by foreclosure	-	377	1,069	377
Loans reclassified to held for sale	-	16,689	-	16,689
Supplemental disclosures of cash flow information:
Interest paid	378	590	760	1,135
Taxes paid	2	-	2	-

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2010, as amended, which was originally filed on March 31, 2011 and amended on the same date as the filing of this Form 10-Q/A.

In this Amended 10-Q/A, the Company restated its previously issued consolidated financial statements as of and for the three and six months ended June 30, 2011 and  2010 to correct errors in the accounting for certain warrants and certain preferred stock as discussed in Note 11, Restatement, of the Notes to the Consolidated Financial Statements.

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

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

Loans by Delinquency Status							Accruing	Past Due
(in thousands)	Recorded Balance of Loans Past Due						Troubled	90+ Days	Non-
	30-59 Days	60-89 Days	90+ Days	Total Past Due	Current	Total Loans	Debt Restructurings	and Accruing	Accrual Loans
As of June 30, 2011:
Construction and land development	$-	$-	$1,323	$1,323	$5,138	$6,461	$-	$-	$1,323
Commercial real estate - owner-occupied	-	-	682	682	30,231	30,913	-	-	709
Commercial real estate - non-owner-occupied	393	-	-	393	29,447	29,840	-	-	393
Residential real estate	-	-	92	92	14,166	14,258	-	-	111
All other real estate	-	-	-	-	1,297	1,297	-	-	-
Commercial and industrial	153	156	-	309	15,887	16,196	-	-	739
Consumer and all other loans and lease financing	-	-	-	-	7,331	7,331	7	-	-
Total loans, net of unearned income	$546	$156	$2,097	$2,799	$103,497	$106,296	$7	$-	$3,275

As of December 31, 2010:
Construction and land development	$-	$-	$-	$-	$4,435	$4,435	$-	$-	$-
Commercial real estate - owner-occupied	-	681	-	681	29,932	30,613	-	-	641
Commercial real estate - non-owner-occupied	-	-	-	-	29,335	29,335	-	-	-
Residential real estate	-	-	-	-	15,322	15,322	-	-	-
All other real estate	-	-	-	-	1,315	1,315	-	-	-
Commercial and industrial	237	165	821	1,223	14,689	15,912	-	-	1,352
Consumer and all other loans and lease financing	38	-	-	38	8,140	8,178	-	-	-
Total loans, net of unearned income	$275	$846	$821	$1,942	$103,168	$105,110	$-	$-	$1,993

As of June 30, 2010:
Construction and land development	$-	$185	$7	$192	$3,941	$4,133	$-	$-	$6
Commercial real estate - owner-occupied	-	-	785	785	29,280	30,065	-	-	785
Commercial real estate - non-owner-occupied	-	-	233	233	31,585	31,818	-	-	671
Residential real estate	-	-	-	-	16,328	16,328	-	-	-
All other real estate	-	-	-	-	1,380	1,380	-	-	-
Commercial and industrial	609	150	1,098	1,857	14,543	16,400	168	-	1,527
Consumer and all other loans and lease financing	-	-	-	-	8,796	8,796	109	-	-
Total loans, net of unearned income	$609	$335	$2,123	$3,067	$105,853	$108,920	$277	$-	$2,989

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

In regard to both the April 27, 2010 and June 15, 2010 transactions under the Securities Purchase Agreement, the Company determined that the associated warrants contained anti-dilution provisions which should be accounted for as derivatives in accordance with ASC 815.   Since the Company issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, must be accounted for as derivatives. (See Note 11, Restatement, of the Notes to the Consolidated Financial Statements)

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering closed on December 15, 2010, with 748,672 shares being issued. Net proceeds from the rights offering totaled $3,527,000.

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

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

	For the three months ended		For the six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Restated)
	See Note 11

Average common shares outstandingduring the period (used for basic EPS)	7,094,274	3,301,646	7,094,274	2,329,027
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	7,094,274	3,301,646	7,094,274	2,329,027

Net income (loss)	$(567)	$(5,665)	$(482)	$(6,051)
Accretion on discount of preferred (Series A and C) resulting from beneficial conversion feature	-	882	-	882
Dividends on Non-convertible TARP preferred (Series D)	64	64	128	128
Income (loss) allocated to common stock	$(631)	$(6,611)	$(610)	$(7,061)

Basic earnings (loss) per common share	$(0.09)	$(2.00)	$(0.09)	$(3.03)

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

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

·	Level 1—Quoted prices in active markets for identical assets or liabilities
·	Level 2—Estimates based on significant other observable inputs that market participants would use in pricing the asset or liability
·
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
June 30, 2011(Restated)	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$29,932	$-	$29,932
Mortgage-backed securities	-	58,939	-	58,939
Municipal securities	-	2,954	-	2,954
Corporate debt securities	-	-	-	-
Asset-backed securities	-	131	-	131
Total available-for-sale securities	-	91,956	-	91,956
Loans held for sale	-	-	10,029	10,029
Warrant liability	-	-	(4,070)	(4,070)
Net assets and liabilities measured at fair value on a recurring basis	$-	$91,956	$5,959	$97,915

December 31, 2010 (Restated)
Available for sale securities:
U.S. Government agencies	$-	$20,860	$-	$20,860
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,001	-	2,001
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Warrant liability	-	-	(5,029)	(5,029)
Net assets and liabilities measured at fair value on a recurring basis	$-	$75,435	$10,086	$85,521

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

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability for the 2010 warrants as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Warrants issued in:	Apr-10	Jun-10	Apr-10	Jun-10
Risk-free interest rate	1.29%	1.29%	1.52%	2.10%
Expected volatility	43.51%	42.78%	41.44%	41.05%
Expected life (in years)	3.82	3.96	4.32	4.45
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2011 and 2010:

(in thousands)	Level 3 Available-for-Sale Securities, Loans Held for Sale and Warrant Liability
(Restated) See Note 11	Six Months Ended June 30
	2011	2010
Balance at beginning of year	$10,086	$913
Securities transfered into Level 3	-	-
Net increase (decrease) in SBA loans held for sale	244	(616)
Loans held for sale transfered into Level 3	-	16,689
Unrealized gains (losses) included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(4,186)	-
Loans held for sale transferred to other real estate owned	(1,069)	-
Securities valuation reserve	-	(10)
Loans held for sale valuation reserve	(75)	-
Warrant liability as issuance	-	(8,602)
Change in warrant liability	959	-
Balance at end of period	$5,959	$8,374

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Restated)
	See Note 11
Financial Assets:
Cash and due from banks	$6,755	$6,755	$10,817	$10,817
Interest-bearing deposits in other banks	302	302	550	550
Investment securities	91,956	91,956	75,435	75,435
Loans held for sale	10,029	10,029	15,115	15,115
Loans, net of allowance for loan and lease losses	103,114	103,791	101,912	102,926
Federal Home Loan Bank and other stocks	2,489	2,489	2,682	2,682
Company owned life insurance	3,025	3,025	2,980	2,980
Accrued interest receivable	805	805	697	697

Financial Liabilities:
Deposits	182,280	182,512	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	3,093	1,328	3,093	1,333
Accrued interest payable	171	171	180	180
Warrant liability	4,070	4,070	5,029	5,029

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

Subject to the terms and conditions of the Merger Agreement, a to-be-formed wholly-owned subsidiary of the Funds (“NewCo”) will merge with and into SL Bancorp, with SL Bancorp being the surviving corporation (the “Merger”).  At the effective time of the Merger, each outstanding share of SL Bancorp common stock, other than any shares dissenting from the Merger, will be converted into the right to receive $0.35 in cash, or an aggregate of approximately $700,000.  In addition, as a condition to the Merger, NewCo will acquire, from the United States Department of the Treasury (“UST”), for a purchase price of $2.8 million, all of the issued and outstanding shares of preferred stock and warrants issued by SL Bancorp to UST in connection with the Troubled Asset Relief Capital Purchase Program (the “TARP Securities”), which $2.8 million payment will also settle past due dividends on the TARP Securities.  Following such purchase, NewCo will surrender the TARP Securities to SL Bancorp for cancellation..

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

Note 11 — Restatement

In this Amended 10-Q/A, the Company restated its previously issued consolidated financial statements as of and for the three and six months ended June 30, 2011 to correct errors in the accounting for certain warrants and certain preferred stock.  The Company determined that certain warrants (“Warrants”) issued in 2010 contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the amended provisions of ASC 815.  ASC 815, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning at the issuance of the Warrants in the second quarter of 2010, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each subsequent reporting date. Thereafter, changes in the warrant liability from period to period should have been recorded in the consolidated statements of operations.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach. The fair value as of the issuance date in the second quarter of 2010 was $8.6 million and was $5.0 million, $4.5 million and $4.1 million at December 31, 2010, March 31, 2011 and June 30, 2011, respectively.  The net change in fair value from June 30, 2010 through December 31, 2010 was $3.6 million and $552 thousand and $407 thousand for the three months ended March 31, 2011 and June 30, 2011, respectively and were recorded as other income in the Consolidated Statements of Operations for same periods. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants at Issuance	Exercise Price	Warrant Expiration Date	Fair Value of Warrants at Issue Date	Change in Fair Value of Warrants Since Issuance	Fair Value of Warrants at June 30, 2011

April 27, 2010	2,000,000	$5.00	April 27, 2015	$3,422,000	$(1,797,800)	$1,624,200
June 15, 2010	3,000,000	$5.00	June 15, 2015	5,180,100	(2,734,500)	2,445,600
			Total Fair Value	$8,602,100	$(4,532,300)	$4,069,800

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

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
Warrants issued in:	Apr-10	Jun-10	Apr-10	Jun-10
Risk-free interest rate	1.29%	1.29%	1.52%	2.10%
Expected volatility	43.51%	42.78%	41.44%	41.05%
Expected life (in years)	3.82	3.96	4.32	4.45
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s Series A Non-Voting Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and its Series C Non-Voting Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its securities in a private placement in the second quarter of 2010 at a price below the conversion price set for the in the Certificates of Determination for the Series A and C Preferred Stock. The Company properly reflected the impact on earnings/(loss) per common share . There was no impact on the Company’s loss for the three and six months ended June 30, 2011, however, the impact for the three and six months ended June 30, 2010 is reflected in Note 6, Shareholders’ Equity and Loss Per Share of the Notes to Consolidated Financial Statement.

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

The following tables summarize the effects of the restatement on the specific items presented in the Company’s  consolidated financial statements previously included in the Company’s Quarterly Report for the three and six months ended June 30, 2011 and June 30, 2010 and the Company’s Annual  Report on Form 10-K, as amended, for the year ended December 31, 2010:

Consolidated Balance Sheet
	June 30, 2011		December 31, 2010		June 30, 2010
(in thousands)	(As previously reported)	(As restated)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Warrant Liability, previously classified as equity	$-	$4,070	$-	$5,029	$-	$8,602
Total Liabilities	$186,741	$190,811	$178,657	$183,686	$170,968	$179,570
Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205	$-	$1,205	$-	$1,205

Shareholders' Equity:
Preferred stock:
Series A	$392	$-	$392	$-	$392	$-
Series B	192	-	192	-	192	-
Series C	500	-	500	-	500	-
Series D	5,068	5,068	5,068	5,068	5,068	5,068
Common stock	46,387	37,785	46,426	37,824	42,889	34,287
Additional paid-in capital	396	1,278	327	1,209	261	1,143
Retained deficit	(14,789)	(11,260)	(13,220)	(10,650)	(12,458)	(13,461)
Accumulated Other Comprehensive (Loss) Income	382	382	(542)	(542)	970	970
Total Shareholders' Equity	$38,528	$33,253	$39,143	$32,909	$37,814	$28,007

Consolidated Statements of Operations

	For the three Months Ended		For the six Months Ended
	June 30, 2011		June 30, 2011
(in thousands, except loss per share)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Change in fair value of warrant liability	$-	$407	$-	$959
Net Loss	$(974)	$(567)	$(1,441)	$(482)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(14)	-	(22)	-
Non-convertible preferred (Series B)	(3)	-	(4)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial conversion feature	-	-	-	-
Dividends on Non-convertible TARP preferred (Series D)	64	64	128	128
Total income (loss) allocated to preferred stock	47	64	102	128
Net loss allocated to common stock	$(1,021)	$(631)	$(1,543)	$(610)

Basic loss per common share	$(0.14)	$(0.09)	$(0.22)	$(0.09)

Consolidated Statements of Operations

	For the three Months Ended		For the six Months Ended
	June 30, 2010		June 30, 2010
(in thousands, except loss per share)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Change in fair value of warrant liability	$-	$-	$-	$-
Net Loss	$(5,665)	$(5,665)	$(6,051)	$(6,051)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(223)	-	(253)	-
Non-convertible preferred (Series B)	(46)	-	(53)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial conversion feature	-	882	-	882
Dividends on Non-convertible TARP preferred (Series D)	64	64	128	128
Total loss allocated to preferred stock	(205)	946	(178)	1,010
Net loss allocated to common stock	$(5,460)	$(6,611)	$(5,873)	$(7,061)

Basic loss per common share	$(1.65)	$(2.00)	$(2.52)	$(3.03)

Consolidated Statements of Cash Flows

	For the three Months Ended		For the six Months Ended
	June 30, 2011		June 30, 2011
(in thousand)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Net (loss)	$(974)	$(567)	$(1,441)	$(482)
Change in fair value of warrant liability	-	407	-	959
Net cash provided by operating activities	$(489)	$(489)	$(1,500)	$(1,500)

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

Restatement of Previously Issued Consolidated Financial Statements

In this Amendment No. 2 we have restated our previously issued management’s discussion and analysis of financial condition and result of operations, consolidated financial statements and related disclosures as of and for the three and six months ended June 30, 2011 for the following:

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

Further, the Company’s Series A Preferred Stock, Series B Non-Voting Preferred Stock (“Series B Preferred Stock”) and its Series C Preferred Stock received improper accounting treatment since these preferred shares contain redemption provisions that are outside the control of the Company. As a result, these preferred shares have been removed from stockholders’ equity and we now present as mezzanine at their redemption value.

Overview of Results of Operations and Financial Condition

·
The Company incurred a net loss of $(567) thousand for the second quarter of 2011, as compared with a net loss of $(5.665) million for the second quarter of 2010.  For the six-month period ended June 30, 2011, the net loss was $(482) thousand, as compared to a net loss of $(6.051) million for the comparable period in 2010.

·
No provision for loan losses was recorded in the second quarter of 2011, a decrease of $5.250 million from the second quarter of 2010.  For the first six months of 2011, no provision was recognized, as compared with $5.450 million in the first half of 2010.

·
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

·
The net interest margin (net interest income as a percentage of average interest earning assets) decreased by 35 basis points, to 3.41%, for the three-month period ended June 30, 2011, as compared to the same period in 2010.  For the six months, net interest margin decreased by 42 basis points, to 3.46%.

·
For the three months ended June 30, 2011, non-interest income increased by $709 thousand from the same period in 2010.  The six-month results reflect a $1.4 million improvement in non-interest income.  The improvement was due to a reduction in losses on other real estate combined with the change in fair value for warrant liability.

·
Non-interest expense increased by $914 thousand for the second quarter of 2011, as compared to the same quarter in 2010.  For the six months, the increase in non-interest expense was $1.368 million.  Principal factors relating to the increase were salaries and benefits for newly hired officers and increased professional fees related to the pending bank acquisition.

·	Total assets increased by $7.5 million (3.4%) from December 31, 2010 to June 30, 2011.

·	Non-performing assets decreased from $14.6 million as of December 31, 2010 to $10.3 million on June 30, 2011.

Income Summary

For the three months ended June 30, 2011, the Company incurred a net loss of $(567) thousand.  This compares with a net loss of $(5.7) million for the comparable period of 2010.  For the six-month period ended June 30, 2011, the net loss was $(482) thousand, as compared to a net loss of $(6.1) million for the comparable period in 2010.  The improvement was primarily attributable to changes in fair value of warrant liability and the absence of loan loss provision that were slightly offset by increases in non-interest expense.

The Company incurred a net loss applicable to common shareholders of $(631) thousand for the three months ended June 30, 2011 compared to a net loss of $(6.6) million for the same period in 2010. The Company incurred a net loss applicable to common shareholders of $(610) thousand for the six months ended June 30, 2011 compared to a net loss of $(7.1) million for the same period in 2010. This represents a net loss of $(.09) and $(2.00) per shares for the three months ended June 30, 2011 and 2010, respectively and a net loss of $(.09) and $(3.03) for the six months ended June 30, 2011 and 2010, respectively. Loss applicable to common shareholders is calculated by adding dividends accrued and discounts accreted on preferred stock to net losses.

Loss on average assets (annualized) was (1.02)% for the second quarter of 2011, as compared with (11.29)% for the second quarter of 2010.  For the six months, annualized loss on average assets was (0.44)%, as compared with (6.17)% for the same period in 2010.   Annualized loss on average equity was (6.59)% for the second quarter of 2011 as compared with (92.51)% for the comparable 2010 period.  Loss on equity for the first six months was (2.86)% as compared with (57.83)% for the first half of 2010.

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

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and six-month periods ended June 30, 2011 and 2010:

Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	June 30, 2011				June 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$117,587	$1,697	5.79	% *	$130,975	$1,929	5.91	% *
Investment securities*	82,931	461	2.23	% *	39,945	304	3.05	% *
Other interest income	12,052	6	0.21%		15,621	10	0.25%
Total interest-earning assets / interest income	212,570	2,164	4.08%		186,541	2,243	4.82%
Non-interest-earning assets:
Allowance for loan losses	(3,250)				(4,361)
Cash and due from banks	1,728				5,636
Premises and equipment	3,173				3,331
Other assets	8,353				10,114
Total assets	$222,574				$201,261

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$11,590	$18	0.62%		$19,229	$37	0.78%
Savings and Money Market deposit accounts	54,497	86	0.63%		35,189	79	0.90%
Certificates of deposit	87,577	229	1.05%		83,923	293	1.40%
Total interest-bearing deposits	153,664	333	0.87%		138,341	409	1.19%
Other short-tems borrowings	-	-	-		119	2	6.04%
Federal Home Loan Bank advances	-	-	-		4,747	59	5.02%
Trust preferred securities	3,093	25	3.27%		3,093	25	3.30%
Total borrowed funds	3,093	25	3.27%		7,959	86	4.36%
Total interest-bearing liabilities / interest expense	156,757	358	0.92%		146,300	495	1.36%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	25,761				24,276
Other liabilities	5,556				6,122
Total liabilities	188,074				176,698
Shareholders' equity	34,501				24,563
Total liabilities and shareholders' equity	$222,574				$201,261
Net interest-rate spread			3.16%				3.46%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.25%				0.30%
Net interest income / margin on earning assets		$1,806	3.41	% **		$1,748	3.76	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan fees (costs) included in loan interest income for the three-month periods ended June 30, 2011 and 2010, were $(16) thousand and $76 thousand, respectively.
** Net interest income as a % of earning assets

Net Interest Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2011				June 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$118,594	$3,486	5.93	% *	$133,478	$3,988	6.02	% *
Investment securities*	79,120	880	2.24	% *	39,811	613	3.10	% *
Other interest income	13,686	16	0.24%		11,884	17	0.28%
Total interest-earning assets / interest income	211,400	4,382	4.18%		185,173	4,618	5.03%
Non-interest-earning assets:
Allowance for loan losses	(3,238)				(4,953)
Cash and due from banks	1,578				4,166
Premises and equipment	3,191				3,356
Other assets	7,978				9,920
Total assets	$220,909				$197,662

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$11,401	$38	0.67%		$19,988	$78	0.79%
Savings and Money Market deposit accounts	53,243	181	0.68%		35,143	157	0.90%
Certificates of deposit	86,987	476	1.11%		84,816	631	1.50%
Total interest-bearing deposits	151,631	695	0.92%		139,947	866	1.25%
Other short-tems borrowings	191	5	4.75%		60	2	6.04%
Federal Home Loan Bank advances	-	-	-		5,370	134	5.01%
Trust preferred securities	3,093	50	3.29%		3,093	50	3.27%
Total borrowed funds	3,284	55	3.37%		8,523	186	4.39%
Total interest-bearing liabilities / interest expense	154,915	750	0.98%		148,470	1,052	1.43%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	26,181				23,461
Other liabilities	5,843				4,630
Total liabilities	186,939				176,561
Shareholders' equity	33,970				21,101
Total liabilities and shareholders' equity	$220,909				$197,662
Net interest-rate spread			3.20%				3.60%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.26%				0.28%
Net interest income / margin on earning assets		$3,632	3.46	% **		$3,566	3.88	% **

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned and changes in fair value of warrant liability. For the three-month period ended June 30, 2011, non-interest income was $724 thousand, an increase of $709 thousand from the same period in 2010.  For the first six months of 2011, non-interest income increased $1.4 million to $1.5 million from the comparable period in 2010.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2011	2010	$	%	2011	2010	$	%
Service charges on deposit accounts	$121	$92	$29	32%	$198	$174	$24	14%
Gain on sale of loans	35	181	(146)	-81%	141	181	(40)	-22%
Loan servicing fees, net of amortization	35	39	(4)	-10%	59	73	(14)	-19%
Gain on sale of available-for-sale securities	-	-	-	nm	-	58	(58)	-100%
Change in fair value of warrant liability	407	-	407	100%	959	-	959	100%
Other real estate income	18	-	18	nm	38	-	38	nm
Net gains(losses) or writedowns of fixed assets or other real estate	70	(344)	414	nm	23	(450)	473	nm
Gain on disposition of loans held for sale	(4)	-	(4)	nm	46	-	46	nm
Other income and fees	42	47	(5)	-11%	84	86	(2)	-2%
Total non-interest income	$724	$15	$709	4727%	$1,548	$122	$1,426	1169%

nm - not meaningful

The improvement in non-interest income was due to reduced losses on other real estate owned, partially offset by reduced gains on sales of SBA loans.  No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the 90-day limited recourse period (see Note 4 to the condensed consolidated financial statements). The change in fair value of warrant liability accounts for $407 thousand and $959 thousand of the increase in non-interest income for the three and six months ended June 30, 2011, respectively, compared to the same period in 2010. The Company estimates the fair value of the warrant liability utilizing both the Black-Scholes and Monte Carlo Simulation method. The use of these methods assumes multiple probabilities. See Note 11, Restatement of the Consolidated Financial Statements for more detailed information on this calculation.

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

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2011	2010	$	%	2011	2010	$	%
Salaries and employee benefits	$1,448	$921	$527	57%	$2,763	$1,844	$919	50%
Occupancy expenses	331	315	16	5%	652	615	37	6%
Furniture and equipment	112	112	-	0%	226	236	(10)	-4%
Data processing	262	176	86	49%	463	364	99	27%
Professional fees	403	184	219	119%	533	318	215	68%
Marketing and business development	56	33	23	70%	93	70	23	33%
Office supplies and expenses	67	61	6	10%	126	118	8	7%
Insurance and regulatory assessments	81	192	(111)	-58%	226	396	(170)	-43%
Loan and lease expenses	123	29	94	324%	160	57	103	181%
Other real estate expenses	42	29	13	45%	98	39	59	151%
Other	167	126	41	33%	317	232	85	37%
Total non-interest expense	$3,092	$2,178	$914	42%	$5,657	$4,289	$1,368	32%

nm = not meaningful

The increase in non-interest expense was principally from:

·	An increase in salaries and benefits due to additional officers hired in the second half of 2010 and the first half of 2011 in preparation for planned future growth,
·	Stock option compensation for recently-hired officers (an increase of $25 thousand for the second quarter and $50 thousand for the six months),
·	Increased software and network management costs (included in data processing expenses in the table above),
·	Expenses of operating additional other real estate, and
·	Professional fees related to the pending acquisition, which totaled $254 thousand for the second quarter and first six months of 2011 (see Note 10 to the condensed consolidated financial statements).

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

The following table shows balance sheet  trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End*
	June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010		June 30, 2010
	$	%	$	%	$	%	$	%	$	%
Total Assets	$7,650	14.1%	$(182)	-0.3%	$5,596	10.5%	$3,423	6.5%	$13,821	28.4%
Earning Assets	10,801	21.2%	(1,384)	-2.7%	5,348	10.6%	2,889	5.8%	12,337	26.7%
Loans	(1,426)	-4.9%	(2,474)	-8.3%	(2,638)	-8.5%	(3,033)	-9.6%	(6,589)	-19.9%
Deposits	7,622	17.5%	1,418	3.3%	7,619	18.3%	4,495	11.1%	(4,225)	-10.2%
Borrowings	-	-	(349)	-405.6%	(4,121)	-365.8%	328	31.4%	(1,858)	-124.2%
Warrant Liability	(407)	-36.5%	(552)	-44.5%	(3,362)	-159.0%	(211)	-9.7%	8,602	100.0%
Shareholders' Equity	105	1.1%	(720)	-7.5%	1,891	20.1%	(562)	-5.9%	19,531	428.5%

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

For comparison, ratios in the table above are presented both with and without loans held for sale.  The high level of non-performing loans has been due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $8.0 million of non-performing loans as of June 30, 2011, includes $1.4 million of SBA-guaranteed loans, which are supported by $1.1 million of SBA loan guarantees.  The remaining $6.6 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $202 thousand, and has been provided in the allowance for loan and lease losses.

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

Capital

Total shareholders’ equity increased $5.2 million, or 18.7%, over the past twelve months.  The increase was due to the issuance of 748,672 shares of common stock in the second half of 2010, for net proceeds of $3.5 million and the effect of the change in fair value of warrant liability that is processed to non-interest income.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were ineffective as of June 30, 2011.

In connection with the revision to the consolidated financial statements as described in Note 11, Restatement of the Notes to the Consolidated Financial Statements of this Amendment No. 2, Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011. In connection therewith, Management identified a material weakness in internal control over financial reporting.  Management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret the applicable accounting literature for certain warrants issued in 2010 and certain preferred stock. As a result, Management believes this control deficiency resulted in a misstatement of shareholder equity and loss per share. As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of June 30, 2011.  In light of the material weakness described above, Management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the accounting for certain preferred stock and warrants was in conformity with the applicable accounting guidance.  Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

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

Changes in Internal Control Over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
10.33	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (BB)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files

(A)	Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002, and incorporated by reference herein.
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002, and incorporated by reference herein.
(E)	Included in the Company’s Form 8-K filed on October 21, 2003, and incorporated by reference herein.

(F)	Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(G)	Included in the Company’s Form 8-K filed on January 19, 2005, and incorporated by reference herein.
(H)	Intentionally omitted
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(J)	Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(K)	Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007, and incorporated by reference herein.
(L)	Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007, and incorporated by reference herein.
(M)	Included in the Company’s Form 8-K filed on August 14, 2007, and incorporated by reference herein.
(N)	Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(O)	Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(P)	Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
(Q)	Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(R)	Included in the Company’s Form 8-K filed on January 14, 2009, and incorporated by reference herein.
(S)	Included in the Company’s Form 10-Q filed on August 14, 2009, and incorporated by reference herein.
(T)	Included in the Company’s Form 10-K filed on March 16, 2009, and incorporated by reference herein.
(U)	Included in the Company’s From 8-K filed on December 24, 2009, and incorporated by reference herein.
(V)	Included in the Company’s Form 8-K filed on March 22, 2010, and incorporated by reference herein.
(W)	Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein.
(X)	Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(Y)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(Z)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein.
(AA)	Included in Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein.
(BB)	Included in the Company’s Form 8-K filed on June 27, 2011, and incorporated by reference herein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:  /s/ James W. Lokey____________
JAMES W. LOKEY
Chief Executive Officer
Dated:  March 29, 2012

By:  /s/ Mark R. Ruh_______________
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  March 29, 2012