Form 10-Q/A
period 2011-09-30
MISSION COMMUNITY BANCORP
filed 2012-03-30
CIK 1129920

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
Item 4. Reserved
Item 5. Other Information
Item 6. Exhibits

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) as of and for the three and nine months ended September 30, 2011  which was originally filed with the Securities and Exchange Commission on November 14, 2011(the “Original 10-Q”).  This amendment is being filed mainly to include restated consolidated financial statements as described in Note 11, Restatement of the Notes to the Consolidated Financial Statements.   The consolidated financial statements are being restated to correct accounting errors as follows:

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

The tables below outline the changes to the balance sheet, equity and net loss for the period noted (see Note 11, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	September 30, 2011
(in thousands)	(As previously reported)	(Restated)
Warrant Liability, previously classified as equity	-	$3,822
Total Other Liabilities	$196,590	$200,412

Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205

	See Note 11
(in thousands)	Stockholders' Equity
	September 30, 2011	December 31, 2010	September 30, 2010

Balance previously reported	$38,057	$39,143	$37,252
Cumulative effect of reclassification of redeemable preferred stock, Series A, B and C	(1,205)	(1,205)	(1,205)
Fair value of warrants issued in 2010	(8,602)	(8,602)	(8,602)
Cumulative net change in fair value of warrant liability	4,780	3,573	211
Total Adjustments	$(5,027)	$(6,234)	$(9,596)
Total restated shareholders' equity	$33,030	$32,909	$27,656

The table below outlines the changes to the calculation for loss per share for the period noted (see Note 11, Restatement, of the Notes to the Consolidated Financial Statements for further details):

	Loss Per Share
	For the three months ended		For the nine months ended
	September 30, 2011		September 30, 2011
(dollars in thousands except share and per share (loss)/earnings)	(As previously reported)	(Restated)	(As previously reported)	(Restated) See Note 11
Average common shares outstanding during the year (used for basic EPS)	7,094,274	7,094,274	7,094,274	7,094,274
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	7,094,274	7,094,274	7,094,274	7,094,274

Net loss, as previously reported	$(1,249)	$(1,249)	$(2,690)	(2,690)
Change in fair value of warrant liability	-	248	-	1,207
Net loss	$(1,249)	$(1,001)	$(2,690)	$(1,483)
Less loss and dividends allocated to preferred stock:				-
Convertible preferred (Series A and C)	(18)	-	(40)	-
Non-convertible preferred (Series B)	(4)	-	(8)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial feature	-	-	-	-
Dividends on Non-convertible TARP preferred (Series D)	63	64	191	192
Total income (loss) allocated to preferred stock	41	64	143	192
Net loss allocated to common stock	$(1,290)	$(1,065)	$(2,833)	$(1,675)

Basic loss per common share	$(0.18)	$(0.15)	$(0.40)	$(0.24)

	Loss Per Share
	For the three months ended		For the nine months ended
	September 30, 2010		September 30, 2010
(dollars in thousands except share and per share (loss)/earnings)	(As previously reported)	(Restated)	(As previously reported)	(Restated) See Note 11
Average common shares outstanding during the year (used for basic EPS)	6,345,602	6,345,602	3,682,598	3,682,598
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	6,345,602	6,345,602	3,682,598	3,682,598

Net loss	$(677)	$(677)	$(6,728)	(6,728)
Change in fair value of warrant liability	-	211	-	211
Net loss	$(677)	$(466)	$(6,728)	$(6,517)
Less loss and dividends allocated to preferred stock:				-
Convertible preferred (Series A and C)	(10)	-	(182)	-
Non-convertible preferred (Series B)	(1)	-	(38)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial feature	-	-	-	882
Dividends on Non-convertible TARP preferred (Series D)	64	64	192	191
Total income (loss) allocated to preferred stock	53	64	(28)	1,073
Net loss allocated to common stock	$(730)	$(530)	$(6,700)	$(7,590)

Basic loss per common share	$(0.11)	$(0.08)	$(1.82)	$(2.06)

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

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
	(Restated)
	See Note 11
Assets
Cash and due from banks	$15,894	$10,817	$19,335
Interest-bearing deposits in other banks	302	550	400
Investment securities available for sale	90,159	75,435	60,222

Loans held for sale	9,951	15,115	15,147

Loans, net of unearned income	109,275	105,110	107,716
Less allowance for loan and lease losses	(3,164)	(3,198)	(3,573)
Net loans	106,111	101,912	104,143

Federal Home Loan Bank stock and other stock, at cost	2,410	2,682	2,733
Premises and equipment	3,047	3,199	3,282
Other real estate owned	1,889	3,137	2,480
Company owned life insurance	3,048	2,980	2,956
Accrued interest and other assets	1,836	1,974	1,507
Total Assets	$234,647	$217,801	$212,205

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$33,732	$22,910	$22,214
Money market, NOW and savings	70,515	70,010	59,871
Time certificates of deposit	87,299	80,320	83,536
Total deposits	191,546	173,240	165,621
Other borrowings	-	349	4,470
Junior subordinated debt securities	3,093	3,093	3,093
Accrued interest and other liabilities	1,951	1,976	1,769
Warrant liability	3,822	5,029	8,391
Total liabilities	200,412	183,687	183,344

Redeemable Preferred Stock, Series A, B , C	1,205	1,205	1,205

Shareholders' equity:
Preferred stock - 10,000,000 shares authorized:
Series A (100,000 shares issued and outstanding)	-	-	-
Series B (20,500 shares issued and outstanding)	-	-	-
Series C (50,000 shares issued and outstanding)	-	-	-
Series D (5,116 shares issued and outstanding)	5,068	5,068	5,068
Common stock - 50,000,000 shares authorized; issued and outstanding: 7,094,274 at September 30, 2011 and December 31, 2010, and 6,345,602 at September 30, 2010	37,785	37,824	34,258
Additional paid-in capital	1,314	1,209	1,176
Retained deficit	(12,324)	(10,650)	(13,992)
Accumulated other comprehensive income (loss)	1,187	(542)	1,146
Total shareholders' equity	33,030	32,909	27,656
Total Liabilities and Shareholders' Equity	$234,647	$217,801	$212,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Restated)
	See Note 11
Interest Income
Interest and fees on loans	$1,785	$1,853	$5,271	$5,841
Interest on investment securities	470	344	1,350	957
Other interest income	6	14	22	31
Total interest income	2,261	2,211	6,643	6,829
Interest Expense
Interest on money market, NOW and savings deposits	86	113	305	349
Interest on time certificates of deposit	217	296	693	927
Other interest expense	25	79	80	264
Total interest expense	328	488	1,078	1,540
Net interest income	1,933	1,723	5,565	5,289
Provision for loan and lease losses	300	350	300	5,800
Net interest income (loss) after provision for loan and lease losses	1,633	1,373	5,265	(511)
Non-interest income
Service charges on deposit accounts	114	101	312	275
Gain on sale of loans	31	126	172	307
Loan servicing fees, net of amortization	38	38	97	111
Gain on sale or call of available-for-sale securities	4	-	4	58
Changes in fair value of warrant liability	248	211	1,207	211
Other real estate income	-	-	38	-
Net gains(losses) and writedowns of fixed assets or other real estate	(94)	(4)	(71)	(454)
Net gains(losses) on disposition of loans held for sale	209	-	255	-
Other income and fees	138	40	222	126
Total non-interest income	688	512	2,236	634
Non-interest expense
Salaries and employee benefits	1,601	1,029	4,364	2,873
Occupancy expenses	341	318	993	933
Furniture and equipment	120	116	346	352
Data processing	276	187	739	551
Professional fees	369	183	902	501
Marketing and business development	47	34	140	104
Office supplies and expenses	66	59	192	177
Insurance and regulatory assessments	86	187	312	583
Loan and lease expenses	42	87	202	144
Other real estate expenses	15	19	113	58
Provision for unfunded commitments	180	-	180	-
Other expenses	178	132	495	364
Total non-interest expense	3,321	2,351	8,978	6,640
Loss before income taxes	(1,000)	(466)	(1,477)	(6,517)
Income tax expense	1	-	6	-
Net loss	$(1,001)	$(466)	$(1,483)	$(6,517)
Net loss applicable to common stock	$(1,065)	$(530)	$(1,675)	$(7,590)

Per Common Share Data:
Net loss - basic	$(0.15)	$(0.08)	$(0.24)	$(2.06)

Average common shares outstanding - basic	7,094,274	6,345,602	7,094,274	3,682,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)

	Preferred	Common Stock		Additional Paid-In	Comprehensive	Retained	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	Loss	Deficit	Income (Loss)	Total

Balance at January 1, 2010	$6,152	1,345,602	$18,042	$242		$(6,280)	$482	$18,638
Cumulative effect of reclassification of certain redeemable preferred stock	(1,084)					(121)		(1,205)
Effect of beneficial conversion feature of redeemable preferred stock				882		(882)

Issuance of common stock in private placement, net of issuance costs of $153		5,000,000	24,818					24,818
Fair value of warrants issued , accounted for as liability			(8,602)					(8,602)

Dividends declared and paid on Series D preferred stock						(192)		(192)

Stock-based compensation				52				52

Comprehensive loss:
Net (loss)					$(6,517)	(6,517)		(6,517)
Less beginning of year unrealized gain on securities sold during the period, net of taxes of $-0-					(22)		(22)	(22)
Net unrealized gain on remaining available-for-sale securities, net of taxes of $-0-	-	-	-	-	686	-	686	686
Total comprehensive loss					$(5,853)

Balance at September 30, 2010 (Restated) See Note 11	$5,068	6,345,602	$34,258	$1,176		$(13,992)	$1,146	$27,656

Balance at January 1, 2011	$5,068	7,094,274	$37,824	$1,209		$(10,650)	$(542)	$32,909

Dividends declared and paid on Series D preferred stock						(191)		(191)

Stock-based compensation				105				105

Additional expenses of 2010 shareholder rights offering			(39)					(39)

Comprehensive loss:
Net (loss)					$(1,483)	(1,483)		(1,483)
Net unrealized gain on available-for-sale securities, net of taxes of $-0-	-	-	-	-	1,729	-	1,729	1,729
Total comprehensive loss					$246

Balance at September 30, 2011 (Restated) See Note 11	$5,068	7,094,274	$37,785	$1,314		$(12,324)	$1,187	$33,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 Mission Community Bancorp and Subsidiaries
 Condensed Consolidated Statements of Cash Flows
 (Unaudited - dollars in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Restated)
	See Note 11
Operating Activities
Net loss	$(1,001)	$(466)	$(1,483)	$(6,517)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	127	125	379	384
Accretion of discount on securities and loans, net	174	52	431	28
Provision for credit losses	300	350	300	5,800
Provision for losses on unfunded loan commitments	180	-	180	-
Stock-based compensation	36	33	105	52
Gain on sale or call of available-for-sale securities	(4)	-	(4)	(58)
Change in fari value of warrant liability	(248)	(211)	(1,207)	(211)
Gain on sale of loans	(31)	(126)	(172)	(307)
Losses (gains) on disposition of loans held for sale	(209)	-	(255)	-
Net losses (gains) and writedowns of fixed assets or other real estate	94	4	71	454
Increase in company-owned life insurance	(23)	(23)	(68)	(70)
Net increase in accrued taxes receivable	-	(3)		(3)
Other, net	194	77	(66)	381
Proceeds from loan sales	477	1,961	1,917	6,363
Loans originated for sale	(426)	(1,525)	(1,988)	(5,108)
Net cash (used in) provided by operating activities	(360)	248	(1,860)	1,188
Investing Activities
Net decrease in Federal Home Loan Bank and other stock	79	80	272	269
Net decrease in deposits in other banks	-	-	248	25
Purchase of available-for-sale securities	(4,619)	(16,662)	(26,652)	(39,822)
Proceeds from maturities, calls and paydowns of available-for-sale securities	7,038	4,105	13,180	14,765
Proceeds from sales of available-for-sale securities	-	-	-	5,622
Net (increase) decrease in loans	(3,232)	855	(72)	3,134
Purchases of premises and equipment	(36)	(72)	(227)	(412)
Additional investments in other real estate owned	-	-	(111)	-
Proceeds from sale of other real estate owned	1,067	419	2,574	1,024
Net cash provided by (used in) investing activities	297	(11,275)	(10,788)	(15,395)
Financing Activities
Net increase in demand deposits and savings accounts	9,530	8,299	11,327	3,325
Net (decrease) increase in time deposits	(264)	(3,804)	6,979	(1,474)
Net increase (decrease) in other borrowings	-	328	(349)	(1,530)
Proceeds from common stock issued, net of issuance costs	-	(29)	(40)	24,818
Payment of TARP-CPP dividends	(64)	(64)	(192)	(192)
Net cash provided by financing activities	9,202	4,730	17,725	24,947
Net increase (decrease) in cash and cash equivalents	9,139	(6,297)	5,077	10,740
Cash and cash equivalents at beginning of period	6,755	25,632	10,817	8,595
Cash and cash equivalents at end of period	$15,894	$19,335	$15,894	$19,335

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	$804	176	$1,729	664
Real estate acquired by foreclosure	217	1,375	1,286	1,752
Loans reclassified to held for sale	-	-	-	16,689
Supplemental disclosures of cash flow information:
Interest paid	326	460	1,086	1,595
Taxes paid	2	2	4	2

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

In this Amended 10-Q/A, the Company restated its previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2011 and 2010 to correct errors in the accounting for certain warrants and certain preferred stock as discussed in Note 11, Restatement, of the Notes to the Consolidated Financial Statements.

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

The fair values of options granted in the nine months ended September 30, 2011, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011	7/26/2011
Number of options granted	20,000	20,000	20,000
Exercise price	$5.00	$5.00	$5.00
Market price of common stock	$3.65	$3.61	$3.55
Expected stock price volatility	37.4%	37.3%	36.2%
Expected option life	6 years	6 years	6.5 years
Risk-free interest rate	2.32%	2.53%	2.07%

Weighted average fair value of all options granted during the period:
3 months ended 9/30/11	$1.03
9 months ended 9/30/11	$1.06

For the nine months ended September 30, 2010, the fair values of options granted were estimated on the date of grant using the following assumptions:

Date of grant	7/1/2010
Number of options granted	100,368
Exercise price	$5.00
Market price of common stock	$ 5.00
Expected stock price volatility	45.6%
Expected option life	10 years
Risk-free interest rate	1.80%

Weighted average fair value of all options granted during the period:
3 months ended 9/30/10	$2.85
9 months ended 9/30/10	$2.85

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	September 30, 2011		December 31, 2010		September 30, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$10,817	9.1%	$8,972	7.4%	$8,752	7.1%
Commercial real estate - owner-occupied	29,866	25.0%	35,135	29.2%	34,683	28.2%
Commercial real estate - non-owner-occupied	35,454	29.7%	32,240	26.8%	33,358	27.2%
Residential real estate	15,962	13.4%	16,641	13.9%	17,364	14.1%
All other real estate loans	2,923	2.4%	2,989	2.5%	3,003	2.5%
Commercial and industrial loans	16,641	14.0%	17,701	14.7%	19,728	16.1%
Agricultural loans	3,531	3.0%	1,022	0.9%	403	0.3%
Municipal loans	2,397	2.0%	2,987	2.5%	2,991	2.4%
Leases, net of unearned income	708	0.6%	1,047	0.9%	1,110	0.9%
Consumer loans	927	0.8%	1,491	1.2%	1,471	1.2%
Total loans	$119,226	100.0%	$120,225	100.0%	$112,863	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	September 30, 2011		December 31, 2010		September 30, 2010
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$232	0.2%	$32	0.0%	$63	0.1%
Real estate	6,342	5.3%	10,545	8.8%	10,333	8.4%
Construction and land development	3,377	2.8%	4,538	3.8%	4,751	3.9%
Total loans held for sale	$9,951	8.3%	$15,115	12.6%	$15,147	12.3%

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

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

Loans by Delinquency Status (excluding loans held for sale*)							Accruing	Past Due
(in thousands)	Recorded Balance of Loans Past Due						Troubled	90+ Days	Non-
	30-59	60-89	90+	Total		Total	Debt	and	Accrual
	Days	Days	Days	Past Due	Current	Loans	Restructurings	Accruing	Loans
As of September 30, 2011:
Construction and land development	$-	$-	$1,323	$1,323	$6,116	$7,439	$-	$-	$1,323
Commercial real estate - owner-occupied	-	1,022	-	1,022	28,190	29,212	-	-	24
Commercial real estate - non-owner-occupied	-	-	269	269	32,300	32,569	-	-	269
Residential real estate	-	-	-	-	14,881	14,881	-	-	19
All other real estate	-	-	-	-	1,289	1,289	-	-	-
Commercial and industrial	19	-	100	119	15,995	16,114	-	-	837
Consumer and all other loans and lease financing	-	-	-	-	7,771	7,771	-	-	-
Total loans, net of unearned income	$19	$1,022	$1,692	$2,733	######	$109,275	$-	$-	$2,472

As of December 31, 2010:
Construction and land development	$-	$-	$-	$-	$4,435	$4,435	$-	$-	$-
Commercial real estate - owner-occupied	-	681	-	681	29,932	30,613	-	-	641
Commercial real estate - non-owner-occupied	-	-	-	-	29,335	29,335	-	-	-
Residential real estate	-	-	-	-	15,322	15,322	-	-	-
All other real estate	-	-	-	-	1,315	1,315	-	-	-
Commercial and industrial	237	165	821	1,223	14,689	15,912	-	-	1,352
Consumer and all other loans and lease financing	38	-	-	38	8,140	8,178	-	-	-
Total loans, net of unearned income	$275	$846	$821	$1,942	$103,168	$105,110	$-	$-	$1,993

As of September 30, 2010:
Construction and land development	$-	$-	$-	$-	$4,000	$4,000	$-	$-	$-
Commercial real estate - owner-occupied	-	-	-	-	29,919	29,919	-	-	748
Commercial real estate - non-owner-occupied	431	-	225	656	29,765	30,421	-	-	656
Residential real estate	-	370	236	606	15,677	16,283	-	-	236
All other real estate	-	-	-	-	1,318	1,318	-	-	-
Commercial and industrial	520	535	942	1,997	15,545	17,542	-	-	2,313
Consumer and all other loans and lease financing	-	-	-	-	8,233	8,233	108	-	-
Total loans, net of unearned income	$951	$905	$1,403	$3,259	######	$107,716	$108	$-	$3,953

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

Concessions granted in TDR’s typically are intended to reduce the borrower’s cash requirements, such as an extension of the payment terms or a change in the interest rate charged.  TDR’s with extended payment terms are accounted for as impaired until adequate performance is established.  A reduction in the interest rate for a borrower experiencing financial difficulties would result in a change to TDR status if the restructured loan yield is below the yield for a new loan with comparable risk. TDR’s with below-market rates are considered impaired until fully collected.   TDR’s may be reported as non-accrual, rather than TDR, if they are not performing under the restructured terms or if adequate payment performance under the restructured terms has yet to be established.

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

Following are summaries of the investment in impaired loans (excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

Impaired Loans (excluding loans held for sale*)				For the Nine Months Ended		Three Months Ended
(in thousands)	As of September 30, 2011			September 30, 2011		September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized While Impaired	Average Recorded Investment
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$267	$-	$178
Commercial real estate - owner-occupied	-	-	-	-	-	-
Commercial real estate - non-owner-occupied	-	-	-	165	-	331
Residential real estate	19	19	19	14	-	29
All other real estate	-	-	-	-	-	-
Commercial and industrial	466	474	93	478	-	405
Consumer and all other loans and lease financing	-	-	-	4	-	4
Total Impaired Loans With An Allowance Recorded	485	493	112	928	-	947

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	1,323	1,323	-	662	-	1,323
Commercial real estate - owner-occupied	24	25	-	264	-	189
Commercial real estate - non-owner-occupied	269	269	-	-	-	-
Residential real estate	-	-	-	18	-	36
All other real estate	-	-	-	-	-	-
Commercial and industrial	371	429	-	407	-	382
Consumer and all other loans and lease financing	-	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	1,987	2,046	-	1,351	-	1,930

Total Loans Individually Evaluated for Impairment:
Construction and land development	1,323	1,323	-	929	-	1,501
Commercial real estate - owner-occupied	24	25	-	264	-	189
Commercial real estate - non-owner-occupied	269	269	-	165	-	331
Residential real estate	19	19	19	32	-	65
All other real estate	-	-	-	-	-	-
Commercial and industrial	837	903	93	885	-	787
Consumer and all other loans and lease financing	-	-	-	4	-	4
Total Loans Individually Evaluated For Impairment	$2,472	$2,539	$112	$2,279	$-	$2,877

Loans Collectively Evaluated for Impairment:
Construction and land development	$6,116	$6,116	$133
Commercial real estate - owner-occupied	29,188	29,188	298
Commercial real estate - non-owner-occupied	32,300	32,300	777
Residential real estate	14,862	14,862	492
All other real estate	1,289	1,289	4
Commercial and industrial	15,277	15,277	1,216
Consumer and all other loans and lease financing	7,771	7,771	47
Unallocated	-	-	85
Total Loans Collectively Evaluated For Impairment	$106,803	$106,803	$3,052

Total Loans:
Construction and land development	$7,439	$7,439	$133
Commercial real estate - owner-occupied	29,212	29,213	298
Commercial real estate - non-owner-occupied	32,569	32,569	777
Residential real estate	14,881	14,881	511
All other real estate	1,289	1,289	4
Commercial and industrial	16,114	16,180	1,309
Consumer and all other loans and lease financing	7,771	7,771	47
Unallocated	-	-	85
Total Loans	$109,275	$109,342	$3,164

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Impaired Loans (excluding loans held for sale*)				For the Year Ended
(in thousands)	As of December 31, 2010			December 31, 2010
		Unpaid		Average	Interest Income
	Recorded	Principal	Related	Recorded	Recognized
	Investment	Balance	Allowance	Investment	While Impaired
Impaired Loans With a Related Allowance for Loan and Lease Losses:
Construction and land development	$-	$-	$-	$1,817	$-
Commercial real estate - owner-occupied	-	-	-	2,053	-
Commercial real estate - non-owner-occupied	-	-	-	1,393	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,010	1,424	9	1,193	-
Consumer and all other loans and lease financing	-	-	-	226	-
Total Impaired Loans With An Allowance Recorded	1,010	1,424	9	6,776	-

Impaired Loans With No Related Allowance for Loan and Lease Losses:
Construction and land development	356	375	-	307	-
Commercial real estate - owner-occupied	326	396	-	46	-
Commercial real estate - non-owner-occupied	-	-	-	958	-
Residential real estate	-	-	-	-	-
All other real estate	-	-	-	-	-
Commercial and industrial	301	322	-	299	27
Consumer and all other loans and lease financing	-	-	-	-	-
Total Impaired Loans With No Allowance Recorded	983	1,093	-	1,610	27

Total Loans Individually Evaluated for Impairment:
Construction and land development	356	375	-	2,124	-
Commercial real estate - owner-occupied	326	396	-	2,099	-
Commercial real estate - non-owner-occupied	-	-	-	2,351	-
Residential real estate	-	-	-	94	-
All other real estate	-	-	-	-	-
Commercial and industrial	1,311	1,746	9	1,492	27
Consumer and all other loans and lease financing	-	-	-	226	-
Total Loans Individually Evaluated For Impairment	$1,993	$2,517	$9	$8,386	$27

Loans Collectively Evaluated for Impairment:
Construction and land development	$4,079	$4,079	$531
Commercial real estate - owner-occupied	30,287	30,287	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	14,601	14,601	1,012
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans Collectively Evaluated For Impairment	$103,117	$103,117	$3,189

Total Loans:
Construction and land development	$4,435	$4,454	$531
Commercial real estate - owner-occupied	30,613	30,683	165
Commercial real estate - non-owner-occupied	29,335	29,335	696
Residential real estate	15,322	15,322	501
All other real estate	1,315	1,315	3
Commercial and industrial	15,912	16,347	1,021
Consumer and all other loans and lease financing	8,178	8,178	124
Unallocated	-	-	157
Total Loans	$105,110	$105,634	$3,198

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

On June 15, 2010, the Investors purchased an aggregate of 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant (five-year term and $5.00 exercise price) in the second closing under the Securities Purchase Agreement (the “Second Closing”), for an aggregate purchase price of $15 million.

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

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands, except per share data)	(Restated)
	See Note 11
Average common shares outstanding
during the period (used for basic EPS)	7,094,274	6,345,602	7,094,274	3,682,598
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	7,094,274	6,345,602	7,094,274	3,682,598

Net income (loss)	$(1,001)	$(466)	$(1,483)	$(6,517)
Accretion on discount of preferred (Series A and C) resulting from beneficial conversion feature	$-	$-	$-	$882
Net income (loss) allocated to preferred stock	64	64	192	192
Income (loss) allocated to common stock	$(1,065)	$(530)	$(1,675)	$(7,590)

Basic earnings (loss) per common share	$(0.15)	$(0.08)	$(0.24)	$(2.06)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
September 30, 2011 (Restated) See Note 11	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$27,942	$-	$27,942
Mortgage-backed securities	-	57,409	-	57,409
Municipal securities	-	3,020	-	3,020
Corporate debt securities	-	-	-	-
Asset-backed securities	-	1,788	-	1,788
Total available-for-sale securities	-	90,159	-	90,159
Loans held for sale	-	-	9,951	9,951
Warrant liability	-	-	(3,822)	(3,822)
Net assets and liabilities measured at fair value on a recurring basis	$-	$90,159	$6,129	$96,288

December 31, 2010 (Restated) See Note 11
Available for sale securities:
U.S. Government agencies	$-	$20,860	$-	$20,860
Mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,001	-	2,001
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Warrant liability	-	-	(5,029)	(5,029)
Net assets and liabilities measured at fair value on a recurring basis	$-	$75,435	$10,086	$85,521

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

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability for the 2010 warrants as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Warrants issued in:	Apr-10	Jun-10	Apr-10	Jun-10
Risk-free interest rate	0.69%	0.69%	1.52%	2.10%
Expected volatility	44.91%	44.36%	41.44%	41.05%
Expected life (in years)	3.57	3.71	4.32	4.45
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2011 and 2010:

(in thousands)	Level 3 Available-for-Sale Securities and Loans Held for Sale
	Nine Months Ended September 30
	2011	2010
	(Restated)
	See Note 11
Balance at beginning of year	$10,086	$913
Securities transfered into Level 3	-	-
Net increase (decrease) in SBA loans held for sale	232	(904)
Loans held for sale transfered into Level 3	-	16,689
Unrealized gains (losses) included in other comprehensive income (loss)	-	-
Purchases	-	-
Settlements - principal reductions in loans held for sale	(4,252)	(1,493)
Loans held for sale transferred to other real estate owned	(1,069)	-
Securities valuation reserve	-	(9)
Loans held for sale valuation reserve	(75)	(49)
Change in fair value of warrant liability	1,207	211

Balance at end of period	$6,129	$15,358

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(Restated)
	See Note 11
Financial Assets:
Cash and due from banks	$15,894	$15,894	$10,817	$10,817
Interest-bearing deposits in other banks	302	302	550	550
Investment securities	90,159	90,159	75,435	75,435
Loans held for sale	9,951	9,951	15,115	15,115
Loans, net of allowance for loan and lease losses	106,111	105,227	101,912	102,926
Federal Home Loan Bank and other stocks	2,410	2,410	2,682	2,682
Company owned life insurance	3,048	3,048	2,980	2,980
Accrued interest receivable	770	770	697	697

Financial Liabilities:
Deposits	191,546	190,929	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	3,093	1,379	3,093	1,333
Accrued interest payable	173	173	180	180
Warrant liability	3,822	3,822	5,029	5,029

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

Note 11 — Restatement

In this Amended 10-Q/A, the Company restated its previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2011 to correct errors in the accounting for certain warrants and certain preferred stock.  The Company determined that certain warrants (“Warrants”) issued in 2010 contain anti-dilution provisions which should have been accounted for as derivatives in accordance with the amended provisions of ASC 815.  ASC 815, effective January 1, 2009, provides an approach for companies to evaluate whether an equity-linked financial instrument or embedded feature in the instrument is indexed to its own stock for the purpose of evaluating the scope exception in ASC 815.  Since the Company has issued Warrants which contain anti-dilution features for the holder, they are not considered indexed to the Company’s own stock, and therefore, do not qualify for the scope exception in ASC 815 and must be accounted for as derivatives.  Accordingly, beginning at the issuance of the Warrants in the second quarter of 2010, the Company should have reclassified the Warrants as liabilities and recorded the Warrants at estimated fair value at each subsequent reporting date. Thereafter, changes in the warrant liability from period to period should have been recorded in the consolidated statements of operations.

The Company computed the fair value of the warrant liability using the Monte Carlo Simulation approach. The fair value as of the issuance date in the second quarter of 2010 was $8.6 million and was $5.0 million, $4.5 million, $4.1 million and $3.8 million at December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, respectively. The net change in fair value from June 30, 2010 through December 31, 2010 was $3.6 million and $552 thousand, $407 thousand and $248 thousand for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011, respectively and were recorded as other income in the Consolidated Statements of Operations for same periods. The Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statement of Changes in Shareholders’ Equity and Consolidated Statements of Cash Flows, and Notes to the Consolidated Financial Statements have been restated where applicable to reflect the adjustments.

The accompanying quarterly financial statements have been restated to report the following Warrants as derivative liabilities measured at estimated fair value, calculated using the Monte Carlo Simulation approach:

Warrant Issuance Dates	Number of Warrants at Issuance	Exercise Price	Warrant Expiration Date	Fair Value of Warrants at Issue Date	Change in Fair Value of Warrants Since Issuance	Fair Value of Warrants at September 30, 2011

April 27, 2010	2,000,000	$5.00	April 27, 2015	$3,422,000	$(1,904,200)	$1,517,800
June 15, 2010	3,000,000	$5.00	June 15, 2015	5,180,100	(2,876,100)	2,304,000
			Total Fair Value	$8,602,100	$(4,780,300)	$3,821,800

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

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
Warrants issued in:	Apr-10	Jun-10	Apr-10	Jun-10
Risk-free interest rate	0.69%	0.69%	1.52%	2.10%
Expected volatility	44.91%	44.36%	41.44%	41.05%
Expected life (in years)	3.57	3.71	4.32	4.45
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The Company’s Series A Non-Voting Convertible Redeemable Preferred Stock (“Series A Preferred Stock”) and its Series C Non-Voting Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) received improper accounting treatment related to beneficial conversion features in these preferred securities which were triggered by the issuance by the Company of its securities in a private placement in the second quarter of 2010 at a price below the conversion price set forth in the Certificates of Determination for the Series A and C Preferred Stock. The Company properly reflected the impact on earnings/(loss) per common share . There was no impact on the Company’s loss for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010, however, the impact for the nine months ended September 30, 2010 is reflected in Note 6, Shareholders’ Equity and Loss Per Share of the Notes to Consolidated Financial Statement.

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

The following tables summarize the effects of the restatement on the specific items presented in the Company’s  consolidated financial statements previously included in the Company’s Quarterly Report for the three and nine months ended September  30, 2011 and September 30, 2010 and the Company’s Annual  Report on Form 10-K, as amended, for the year ended December 31, 2010:

Consolidated Balance Sheet
	September 30, 2011		December 31, 2010		September 30, 2010
(in thousands)	(As previously reported)	(As restated)	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Warrant Liability, previously classified as equity	-	3,822	-	5,029	-	8,391
Total Liabilities	$196,590	$200,412	$178,658	$183,687	$174,953	$183,344
Redeemable Preferred Stock (Series A, B and C), previously classified as equity	$-	$1,205	$-	$1,205	$-	$1,205

Shareholders' Equity:
Preferred stock:
Series A	$392	$-	$392	$-	$392	$-
Series B	192	-	192	-	192	-
Series C	500	-	500	-	500	-
Series D	5,068	5,068	5,068	5,068	5,068	5,068
Common stock	46,387	37,785	46,426	37,824	42,860	34,258
Additional paid-in capital	432	1,314	327	1,209	294	1,176
Retained deficit	(16,101)	(12,324)	(13,220)	(10,650)	(13,200)	(13,992)
Accumulated Other Comprehensive (Loss) Income	1,187	1,187	(542)	(542)	1,146	1,146
Total Shareholders' Equity	$38,057	$33,030	$39,143	$32,909	$37,252	$27,656

Consolidated Statements of Operations

	For the three Months Ended		For the nine Months Ended
	September 30, 2011		September 30, 2011
(in thousands, except loss per share)	(As previously reported	(As restated)	(As previously reported	(As restated)
Change in fair value of warrant liability	$-	$248	$-	$1,207
Net Loss	$(1,249)	$(1,001)	$(2,690)	$(1,483)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(18)	-	(40)	-
Non-convertible preferred (Series B)	(4)	-	(8)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial conversion feature	-	-	-	-
Dividends on Non-convertible TARP preferred (Series D)	63	64	191	192
Total income (loss) allocated to preferred stock	41	64	143	192
Net loss allocated to common stock	$(1,290)	$(1,065)	$(2,833)	$(1,675)

Basic loss per common share	$(0.18)	$(0.15)	$(0.40)	$(0.24)

Consolidated Statements of Operations

	For the three Months Ended		For the nine Months Ended
	September 30, 2010		September 30, 2010
(in thousands, except loss per share)	(As previously reported	(As restated)	(As previously reported	(As restated)
Change in fair value of warrant liability	$-	$211	$-	$211
Net Loss	$(677)	$(466)	$(6,728)	$(6,517)
Less loss and dividends allocated to preferred stock:
Convertible preferred (Series A and C)	(10)	-	(182)	-
Non-convertible preferred (Series B)	(1)	-	(38)	-
Accretion of discount on preferred (Series A and C) resulting from beneficial conversion feature	-	-	-	882
Dividends on Non-convertible TARP preferred (Series D)	64	64	192	191
Total loss allocated to preferred stock	53	64	(28)	1,073
Net loss allocated to common stock	$(730)	$(530)	$(6,700)	$(7,590)

Basic loss per common share	$(0.11)	$(0.08)	$(1.82)	$(2.06)

Consolidated Statements of Cash Flows

	For the three Months Ended		For the nine Months
	September 30, 2011		September 30, 2011
(in thousand)	(As previously reported	(As restated)	(As previously reported	(As restated)
Net (loss)	$(1,249)	$(1,001)	$(2,690)	$(1,483)
Change in fair value of warrant liability	-	248	-	1,207
Net cash provided by operating activities	$(360)	$(360)	$(1,860)	$(1,860)

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

Restatement of Previously Issued Consolidated Financial Statements

In this Amendment No. 1 we have restated our previously issued management’s discussion and analysis of financial condition and result of operations, consolidated financial statements and related disclosures as of and for the three and nine months ended September 30, 2011 for the following:

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(1.0) million for the third quarter of 2011, as compared with a net loss of $(466) thousand for the third quarter of 2010.  For the nine-month period ended September 30, 2011, the net loss was $(1.5) million, as compared to a net loss of $(6.5) million for the comparable period in 2010.

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

•
For the three months ended September 30, 2011, non-interest income increased by $176 thousand from the same period in 2010.  The nine-month results reflect a $1.6 million improvement in non-interest income.  The improvement was due to gains on the disposition of loans held for sale and changes in the fair value of warrant liability, and for the nine-month period, due to a reduction in losses on other real estate.

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

Income Summary

For the three months ended September 30, 2011, the Company incurred a net loss of $(1.0) million.  This compares with a net loss of $(466) thousand for the comparable period of 2010.  The increased quarterly net loss was the result of increased hiring since mid-year 2010 in preparation for planned growth, a $180 thousand increase in the provision for unfunded loan commitments, and $176 thousand in professional fees related to the Santa Lucia Bank acquisition.

For the nine-month period ended September 30, 2011, the net loss was $(1.5) million, as compared to a net loss of $(6.5) million for the comparable period in 2010.  The improvement in the nine month results was primarily attributable to a $5.5 million reduction in the loan loss provision, partially offset by increases in non-interest expense.

The Company incurred a net loss applicable to common shareholders of $(1.1) million for the three months ended September 30, 2011 compared to a net loss of $(530) thousand for the same period in 2010. The Company incurred a net loss applicable to common shareholders of $(1.7) million for the nine months ended September 30, 2011 compared to a net loss of $(7.6) million for the same period in 2010. This represents a net loss of $(.15) and $(.08) per shares for the three months ended September 30, 2011 and 2010, respectively and a net loss of $(.24) and $(2.06) for the nine months ended September 30, 2011 and 2010, respectively.

Loss on average assets (annualized) was (1.74)% for the third quarter of 2011, as compared with (1.29)% for the third quarter of 2010.  For the nine months, annualized loss on average assets was (.891)%, as compared with (4.47)% for the same period in 2010.   Annualized loss on average equity was (11.52)% for the third quarter of 2011 as compared with (9.48)% for the comparable 2010 period.  Loss on equity for the first nine months of 2011 was (5.79)% as compared with (38.181)% for same period in 2010..

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

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three- and nine-month periods ended September 30, 2011 and 2010:

Consolidated Net Interest Analysis
(Dollars in thousands)

	For the Three Months Ended
	September 30, 2011				September 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$112,778	$1,785	6.02	% *	$125,352	$1,853	5.87	% *
Investment securities*	89,818	470	2.25	% *	50,228	344	2.72	% *
Other interest income	10,858	6	0.18%		21,180	14	0.27%
Total interest-earning assets / interest income	213,454	2,261	4.22%		196,760	2,211	4.46%
Non-interest-earning assets:
Allowance for loan losses	3,124				(3,612)
Cash and due from banks	1,666				3,077
Premises and equipment	3,101				3,312
Other assets	7,141				8,704
Total assets	$228,486				$208,241

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$12,029	$14	0.47%		$15,520	$29	0.74%
Savings and Money Market deposit accounts	57,606	72	0.53%		37,760	84	0.89%
Certificates of deposit	86,986	217	0.98%		86,459	296	1.36%
Total interest-bearing deposits	156,621	303	0.78%		139,739	409	1.16%
Other short-tems borrowings	-	-	-		1,106	14	4.91%
Federal Home Loan Bank advances	22	-	-		3,000	37	4.89%
Trust preferred securities	3,093	25	3.24%		3,093	28	3.52%
Total borrowed funds	3,115	25	3.24%		7,199	79	4.31%
Total interest-bearing liabilities / interest expense	159,736	328	0.83%		146,938	488	1.32%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	28,880				21,839
Other liabilities	5,393				11,137
Total liabilities	194,009				179,914
Shareholders' equity	34,477				28,327
Total liabilities and shareholders' equity	$228,486				$208,241
Net interest-rate spread			3.39%				3.14%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.22%				0.34%
Net interest income / margin on earning assets		$1,933	3.61	% **		$1,723	3.48	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan fees (costs) included in loan interest income for the three-month periods ended September 30, 2011 and 2010, were $(17) thousand and $(19) thousand, respectively.
** Net interest income as a % of earning assets

 Consolidated Net Interest Analysis
 (Dollars in thousands)

	For the Nine Months Ended
	September 30, 2011				September 30, 2010
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$118,740	$5,271	5.94	% *	$130,740	$5,841	5.97	% *
Investment securities*	82,725	1,350	2.18	% *	43,321	957	2.95	% *
Other interest income	12,733	22	0.23%		15,017	31	0.28%
Total interest-earning assets / interest income	214,198	6,643	4.15%		189,078	6,829	4.83%
Non-interest-earning assets:
Allowance for loan losses	(3,200)				(4,501)
Cash and due from banks	1,608				3,799
Premises and equipment	3,160				3,341
Other assets	7,696				9,510
Total assets	$223,462				$201,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$11,613	$52	0.60%		$18,483	$107	0.77%
Savings and Money Market deposit accounts	54,714	253	0.62%		36,025	242	0.90%
Certificates of deposit	86,986	693	1.07%		85,369	927	1.45%
Total interest-bearing deposits	153,313	998	0.87%		139,877	1,276	1.22%
Other short-tems borrowings	127	4	4.75%		413	15	5.02%
Federal Home Loan Bank advances	7	-	0.11%		4,571	171	4.99%
Trust preferred securities	3,093	76	3.27%		3,093	78	3.36%
Total borrowed funds	3,227	80	3.32%		8,077	264	4.36%
Total interest-bearing liabilities / interest expense	156,540	1,078	0.92%		147,954	1,540	1.39%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	27,090				22,914
Other liabilities	5,594				6,799
Total liabilities	189,224				177,667
Shareholders' equity	34,239				23,560
Total liabilities and shareholders' equity	$223,462				$201,227
Net interest-rate spread			3.23%				3.44%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.24%				0.30%
Net interest income / margin on earning assets		$5,565	3.47	% **		$5,289	3.74	% **

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

The tables above reflect the impact of lower rates paid on deposit accounts, the payoff of all remaining FHLB borrowings, the $13 million increase in average interest-bearing deposits over the past year ($17 million increase for the three-month periods), and a significant shift in the earning asset mix.  The overall rate decline on CD’s resulted from maturing CD’s repricing downward in the current low rate environment.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities, change in the fair value of warrant liability and other real estate owned.  For the three-month period ended September 30, 2011, non-interest income was $688 thousand, an increase of $176 thousand from the same period in 2010.  For the first nine months of 2011, non-interest income increased $1.6 million—to $2.2 million—from the comparable period in 2010.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Restated) See Note 11	$ Amount		Change		$ Amount		Change
	2011	2010	$	%	2011	2010	$	%
Service charges on deposit accounts	$114	$101	$13	13%	$312	$275	$37	13%
Gain on sale of loans	31	126	(95)	-75%	172	307	(135)	-44%
Loan servicing fees, net of amortization	38	38	-	0%	97	111	(14)	-13%
Gain on sale of available-for-sale securities	4	-	4	nm	4	58	(54)	-93%
Change in fair value of warrant liability	248	211	37	18%	1,207	211	996	472%
Other real estate income	-	-	-	nm	38	-	38	nm
Net gains(losses) or writedowns of fixed assets or other real estate	(94)	(4)	(90)	nm	(71)	(454)	383	nm
Gain on disposition of loans held for sale	209	-	209	nm	255	-	255	nm
Other income and fees	138	40	98	245%	222	126	96	76%
Total non-interest income	$688	$512	$176	34%	$2,236	$634	$1,602	253%

 nm - not meaningful

The improvement in non-interest income was due to gains on the disposition of loans held for sale and, for the nine months, to reduced losses on other real estate owned, partially offset by reduced gains on sales of SBA loans.  No gains on sales of SBA loans were recognized in the first quarter of 2010 due to the 90-day limited recourse period (see Note 4 to the condensed consolidated financial statements). The change in fair value of warrant liability accounts for $37 thousand and $1.0 million of the increase in non-interest income for the three and nine months ended September 30, 2011, respectively, compared to the same period in 2010. The Company estimates the fair value of the warrant liability utilizing both the Black-Scholes and Monte Carlo Simulation method. The use of these methods assumes multiple probabilities. See Note 11, Restatement of the Consolidated Financial Statements for more detailed information on this calculation.

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

The following table shows balance sheet trends over the past five quarters:

Balance Sheet Trends
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010		September 30, 2010
(Restated) See Note 11	$	%	$	%	$	%	$	%	$	%
Total Assets	$9,378	4.2%	$7,650	3.5%	$(182)	-0.1%	$5,596	2.6%	$3,423	1.6%
Earning Assets	9,092	4.2%	10,711	5.2%	(1,384)	-0.7%	5,348	2.7%	2,889	1.5%
Loans	2,991	2.6%	(1,516)	-1.3%	(2,474)	-2.1%	(2,638)	-2.1%	(3,033)	-2.4%
Deposits	9,266	5.1%	7,622	4.4%	1,418	0.8%	7,619	4.6%	4,495	2.8%
Borrowings	-	-	-	-	(349)	-100.0%	(4,121)	-92.2%	328	7.9%
Warrant Liability	(248)	-	(407)	-	(552)	-158.2%	(3,362)	-75.2%	(211)	-5.1%
Shareholders' Equity	(471)	-1.2%	105	0.3%	(720)	-1.8%	1,891	5.1%	(562)	-1.5%

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)
	September 30, 2011		December 31, 2010		September 30, 2010
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$10,817	9.1%	$8,972	7.4%	$8,752	7.1%
Commercial real estate - owner-occupied	29,866	25.0%	35,135	29.2%	34,683	28.2%
Commercial real estate - non-owner-occupied	35,454	29.7%	32,240	26.8%	33,358	27.2%
Residential real estate	15,962	13.4%	16,641	13.9%	17,364	14.1%
All other real estate loans	2,923	2.4%	2,989	2.5%	3,003	2.5%
Commercial and industrial loans	16,641	14.0%	17,701	14.7%	19,728	16.1%
Agricultural loans	3,531	3.0%	1,022	0.9%	403	0.3%
Municipal loans	2,397	2.0%	2,987	2.5%	2,991	2.4%
Leases, net of unearned income	708	0.6%	1,047	0.9%	1,110	0.9%
Consumer loans	927	0.8%	1,491	1.2%	1,471	1.2%
Total loans	$119,226	100.0%	$120,225	100.0%	$112,863	100.0%

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

Capital

Total shareholders’ equity increased $5.4 million, or 19%, over the past twelve months.  The increase was due to the issuance of 748,672 shares of common stock in the second half of 2010, for net proceeds of $3.5 million and the effect of the change in fair value of warrant liability that is processed to non-interest income.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on the evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were ineffective as of September 30, 2011.

In connection with the revision to the consolidated financial statements as described in Note 11, Restatement of the Notes to the Consolidated Financial Statements of this Amendment No. 1, Management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011. In connection therewith, Management identified a material weakness in internal control over financial reporting. Management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret the applicable accounting literature for certain warrants issued in 2010 and certain preferred stock. As a result, Management believes this control deficiency resulted in a misstatement of shareholder equity and loss per share. As a result of this material weakness, Management concluded that the Company’s disclosure controls were not effective as of September 30, 2011.  In light of the material weakness described above, Management revised its consolidated financial statements in this Form 10-Q/A as discussed previously to ensure that the accounting for certain preferred stock and warrants was in conformity with the applicable accounting guidance.  Management also believes that the consolidated financial statements included in this Form 10-Q/A were prepared in accordance with U.S. generally accepted accounting principles (GAAP) in all material respects.

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

10.24	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.25	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.26	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.27	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.28	Form of Warrant to be issued in connection with the Securities Purchase Agreement (U)
10.29	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.30	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.31	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.32	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
10.33	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (BB)
10.34	2011 Equity Incentive Plan (CC)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files

(A)	Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002, and incorporated by reference herein.
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002, and incorporated by reference herein.
(E)	Included in the Company’s Form 8-K filed on October 21, 2003, and incorporated by reference herein.
(F)	Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(G)	Included in the Company’s Form 8-K filed on January 19, 2005, and incorporated by reference herein.
(H)	Intentionally omitted
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(J)	Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(K)	Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007, and incorporated by reference herein.
(L)	Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007, and incorporated by reference herein.
(M)	Included in the Company’s Form 8-K filed on August 14, 2007, and incorporated by reference herein.
(N)	Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(O)	Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(P)	Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
(Q)	Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(R)	Included in the Company’s Form 8-K filed on January 14, 2009, and incorporated by reference herein.
(S)	Included in the Company’s Form 10-Q filed on August 14, 2009, and incorporated by reference herein.
(T)	Included in the Company’s Form 10-K filed on March 16, 2009, and incorporated by reference herein.
(U)	Included in the Company’s From 8-K filed on December 24, 2009, and incorporated by reference herein.
(V)	Included in the Company’s Form 8-K filed on March 22, 2010, and incorporated by reference herein.
(W)	Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein.
(X)	Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(Y)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(Z)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein.
(AA)	Included in Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein.
(BB)	Included in the Company’s Form 8-K filed on June 27, 2011, and incorporated by reference herein.
(CC)	Included in the Company’s Form 8-K filed on September 30, 2011, and incorporated by reference herein.

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