Form 10-K
period 2011-12-31
MISSION COMMUNITY BANCORP
filed 2012-03-30
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011

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

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes ☑ No ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑.

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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,479,747.

As of March 22, 2012, the Registrant had 7,755,066 shares of Common Stock outstanding.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 10-14.

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking information, which is subject to the “safe harbor” created by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act and the Private Securities Litigation Reform Act of 1995.  When the Company uses or incorporates by reference in this Annual Report on Form 10-K the words “anticipate,” “estimate,” “expect,” “project,” “intend,” “commit,” “believe” and similar expressions, the Company intends to identify forward-looking statements.  Such statements are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-K.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed.  Such risks and uncertainties include, but are not limited to, the following factors: (i) general economic conditions, whether national or regional, that could affect the demand for loans and other banking services or lead to increased loan losses; (ii) competitive factors, including increased competition with community, regional and national financial institutions that may lead to pricing pressures on rates the Bank charges on loans and pays on deposits or reduce the value of real estate collateral securing the Bank'’s loans; (iii) loss of customers of greatest value to the Bank or other losses; (iv) increasing or decreasing interest rate environments that could lead to decreased net interest margin and increased volatility of rate sensitive loans and deposits; (v) changing business conditions in the banking industry; (vi) changes in the regulatory environment or new legislation; (vii) changes in technology or required investments in technology; (viii) credit quality deterioration which could cause an increase in the provision for loan losses; (ix) dividend restrictions; (x) continued volatility in Afghanistan, Iran and elsewhere in the Middle East, and its impact on world oil prices and supply; and (xi) fiscal instability in Europe and its potential impact on the U.S. economy.

Investors and other readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.

The Company undertakes no obligation to revise any forward-looking statement to reflect later events or circumstances.

Table of Contents

Mission Community Bancorp
Form 10-K
December 31, 2011

Part I

Item 1.	Description of Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

Part II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.	Financial Statements
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

Part IV

Item 15.	Exhibits
Signatures

PART I

Item 1.  Description of Business

Business Development

The Company

Mission Community Bancorp (“Bancorp” or the Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Luis Obispo, California.  It was incorporated on September 22, 2000 and acquired all the outstanding shares of Mission Community Bank in a one bank holding company organization effective December 15, 2000.

Bancorp’s principal activity is the ownership of all of the outstanding common stock of Mission Community Bank (“the Bank”) and any other subsidiaries we may acquire or establish.  Bancorp formed a wholly-owned subsidiary, Mission Community Capital Trust I, in 2003 solely to facilitate the issuance of trust preferred securities.  In May 2010, Bancorp formed Mission Asset Management, Inc. (“MAM”), in order to purchase certain of the non-performing assets of the Bank, which assets were purchased in June 2010.  On October 21, 2011, Santa Lucia Bank, headquartered in Atascadero, California, (“Santa Lucia”) was merged with and into the Bank.  In conjunction with the Santa Lucia merger, Bancorp acquired all of the common securities of Santa Lucia Bancorp (CA) Capital Trust, the trust preferred subsidiary of Santa Lucia’s parent company, Santa Lucia Bancorp (“SL Bancorp”), and assumed SL Bancorp’s junior subordinated debt liabilities to Santa Lucia Capital Trust.

As of December 31, 2011 Bancorp and its consolidated subsidiaries (“the Company”) had approximately $462 million in total assets and $28 million in shareholders’ equity.

The Company’s address is 3380 South Higuera Street, San Luis Obispo, California 9340, and its telephone number is (805) 782-5000.

Bancorp’s principal source of income is dividends from Mission Community Bank, although supplemental sources of income may be explored in the future.  Its expenditures, including (but not limited to) salaries and benefits for Bancorp’s officers, the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees and shareholder costs will generally be paid from dividends paid to us by Mission Community Bank.  Due to losses by Mission Community Bank over the past four years, Bancorp’s and the Bank’s regulators require that Bancorp and the Bank obtain approval prior to the payment of any dividends.  It is not currently anticipated that Mission Community Bank will be able to pay dividends to Mission Community Bancorp in the near future.  See “Part II--Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends.”

At the present time, we have no plans to engage in any activities other than acting as a bank holding company for Mission Community Bank and Mission Asset Management, Inc., and any other banks we may acquire, although in the future, we may consider engaging in other activities which are permissible for a bank holding company, provided that engaging in such activities is deemed by the Board of Directors to be in the best interest of Mission Community Bancorp and its shareholders.

Bancorp neither owns nor leases any material property, but instead uses the premises, equipment and furniture of Mission Community Bank.

Each of Mission Community Bancorp, and our subsidiary, Mission Community Bank, has been certified by the U.S. Department of the Treasury as a Community Development Financial Institution (“CDFI”) with a commitment to providing financial services to low and moderate-income communities.  Although we intend to continue our commitment to providing financial services to low and moderate-income communities, we anticipate that each of Mission Community Bancorp and Mission Community Bank will soon lose their status as CDFI’s due to a change in control in the second quarter of 2010 pursuant to which the ownership by our principal shareholder in the Bancorp’s common stock increased from 24.7% of our common stock to more than 75% of our common stock.  Because our principal shareholder is not itself a CDFI, each of Mission Community Bancorp and Mission Community Bank no longer meet the regulatory criteria to retain their respective CDFI status since in order to maintain such status, any bank holding company which owns more than 25% of the voting shares or otherwise controls through a majority of directors of a company a bank with CDFI status must itself be a CDFI.  Accordingly, we believe that each of Mission Community Bancorp and Mission Community Bank will lose their respective CDFI status in the near future and may no longer be able to take advantage of the benefits of being a CDFI, such as applying for grants and awards under applicable CDFI programs.

Further, pursuant to the terms of our Series A and Series C common stock, which shares were issued to the Community Development Financial Institutions Fund of the U.S. Department of the Treasury (“the CDFI Fund”) in conjunction with funding relating to our CDFI status, the CDFI Fund has the right to cause us to redeem all of the Series A and Series C common stock in the event we lose our CDFI status.  If upon the loss of our CDFI status, the CDFI Fund should exercise its right to cause us to redeem our Series A and Series C preferred stock, we would be required to redeem this stock for an aggregate of approximately $1.0 million.

Mission Community Bank

The Bank, a wholly-owned subsidiary of Bancorp, is a California state-chartered bank headquartered in San Luis Obispo, California.  It is also a member of the Federal Reserve System.  Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law.  Mission Community Bank opened for business on December 18, 1997, and currently operates seven full service locations in the cities of San Luis Obispo, Paso Robles, Atascadero and Arroyo Grande in San Luis Obispo County and in Santa Maria in northern Santa Barbara County in the Central Coast of California.  We also operate a Business Banking Center in San Luis Obispo, which is primarily engaged in originating and servicing SBA-guaranteed loans, and a Food and Agribusiness Division in Oxnard, California.  Our administrative offices are also located in San Luis Obispo.

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

At December 31, 2011, the Bank, on a stand-alone basis, had approximately $455 million in assets, $230 million in loans, $413 million in deposits, and $38 million in shareholders’ equity.  The Santa Lucia merger in October 2011 increased each of the Bank’s total assets and total deposits by approximately $220 million.

Our primary market area is San Luis Obispo County, northern Santa Barbara County and portions of Ventura County.  Secondary market areas include cities and unincorporated areas in the neighboring counties of Kern, Kings and Fresno.

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

At December 31, 2011, MCDC had no loans and $146,000 in shareholder’s equity.  MCDC provides loan accounting services for a very small pool of community development micro loans which have been funded by a group of banks through the Economic Vitality Corporation, as well as management of an emergency assistance loan pool created after the San Simeon earthquake of December 2003.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing within the county.  Loans serviced by MCDC as of December 31, 2011, totaled approximately $3,819,000.

Mission Asset Management, Inc. (“MAM”)

Mission Asset Management, Inc., a wholly-owned subsidiary of Bancorp, was established in June 2010 to facilitate the orderly sale or resolution of the Bank’s foreclosed real estate and certain lower-quality loans.  To that end, in 2010 the Bank reclassified $22.4 million of lower-quality loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate, were sold from the Bank to MAM at the aggregate purchase price of $17.9 million.  During 2011 MAM’s loan portfolio was reduced from $15.1 million to $3.6 million, through loan payments and payoffs, loan participations and foreclosures.  Other real estate held by MAM increased from $2.6 million to $3.1 million during 2011, although $2.8 million was received from the sale of various properties.

Business of Issuer

Management and the Board of Directors evaluate and manage the operations and financial performance on a Company-wide basis.  Accordingly, all financial services operations are considered by management to be a single operating segment.

Principal Products, Services, and Markets

Other than holding the shares of the Bank, Bancorp conducts no significant activities. Bancorp is authorized with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), its principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The Bank offers checking and savings accounts, money market accounts and time certificates of deposit; offers commercial, agribusiness, government guaranteed, real estate, automobile and other installment and term loans and leases; and provides other customary banking services. Although the Bank does not operate a trust department or provide international services, it makes trust services or international services available through correspondent institutions.

The areas in which the Company has directed virtually all of its lending activities are commercial loans (including government-guaranteed, agricultural and municipal loans), real estate loans, construction loans, consumer loans and lease financing  As of December 31, 2011, these five categories accounted for approximately 17.9%, 72.6%, 7.6%, 0.9%, and 1.0% respectively, of the Company’s gross loan portfolio.  As of that date, $187.1 million, or 80.2%, of the Company’s loans consisted of real estate loans, for single family residences or for commercial development, and interim construction loans.  This represents a $91.1 million increase in real estate and construction loans from the prior year’s combined total of $96.0 million—primarily due to the Santa Lucia acquisition.  In percentage terms, real estate and construction loans increased from 79.8% to 80.2% of the loan portfolio.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Company’s commercial real estate concentration is reduced to $88.4 million, or 37.8% of gross loans.  See Loan Concentrations in Management’s Discussion and Analysis under Item 7 of Part II of this report.

As of December 31, 2011, the Bank, on a stand-alone basis, had 17,818 deposit accounts, including 11,501 demand accounts (both non-interest-bearing and interest-bearing, including NOW and money market deposit accounts) totaling $208.8 million; 4,387 savings accounts with balances totaling $55.1 million; and 1,930 time certificates of deposit totaling $149.2 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold and deposits in other banks, gain on loan sales, service charges on deposit accounts and, occasionally, gain on securities sales and grants and awards.  Also, for 2010 and 2011 the Company recognized a substantial portion of non-interest income from changes in the fair value of warrant liabilities.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo county and northern Santa Barbara county, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, Fresno, Ventura and south Santa Barbara Counties.

The Bank operates out of seven full service offices (in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria) plus an administrative and loan production facility, which is located in the city of San Luis Obispo.  In the first quarter of 2011, the Bank opened a loan production office for food and agribusiness lending in Oxnard, California.  The Bank provides some financial services through direct contact by calling officers who travel into the neighboring counties.

The Bank’s operating policy since its inception has emphasized community development through small business, commercial and retail banking.  Most of the Bank’s customers are retail customers, farmers and small- to medium-sized businesses and their owners.  The Bank also emphasizes loans and financial services to low- to moderate-income communities within its target market area.  Most of the Bank’s deposits are attracted by relationship banking, local activities, and advertising.

The business plan of the Bank emphasizes providing highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.  Its key strengths are customer service and an experienced management team familiar with the community through the Bank’s involvement in various community lending and development projects.

Since 2007, the Bank has extended its use of Internet technology as a distribution tool to improve its customer service by making available a “remote capture” deposit product, as well as enhanced Internet Banking, electronic Bill-Pay and ACH origination.  Today the Bank continues to expand its technology-based products, with “virtual lockbox,” “positive pay” and online image statements for both consumer and business customers.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place all of their certificates of deposit at the Bank and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  While the Bank continues to focus its extension of CDARS to client relationships in its local market area who are seeking additional FDIC insurance coverage, its participation in the CDARS program also permits it to bid on additional certificates of deposit through banks across the country to meet additional funding needs.  These “One-Way Buy” CDARS deposits would be considered to be brokered deposits.  When the Bank has excess funds, the CDARS program enables the Bank to place those funds in CD’s with CDARS network banks (known as the “One-Way Sell” program), which may result in a higher yield than if those funds were invested in Federal Funds or in an interest-bearing account at the Federal Reserve Bank.

Status of and Publicly Announced New Products or Services

In 2011 the Bank received a $500 thousand Bank Enterprise Award through the U.S. Department of the Treasury’s Community Development Financial Institution Program, based on lending activity in 2010.  In 2010 the Bank received $600 thousand from the BEA program.  These grants were recognized in non-interest income.  Since 2001 the Bank has received BEA grants totaling $3.875 million, including the two grants received in 2010 and 2011.

Competition

The banking and financial services business in the Bank’s market area is highly competitive.  The Bank emphasizes to its customers the advantages of dealing with a locally owned and community development oriented institution. Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns in addition to expanded products like trust services, international banking, discount brokerage and insurance services that the Bank does not offer.  As a service to its customers, the Bank has made arrangements with other financial service providers to extend such services to its customers where possible.  For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank makes use of loan participations with its correspondent banks and with other independent banks, retaining the portion of such loans that is within its legal lending limits.  Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds.  For instance, yields on corporate and government debt securities and other commercial paper may affect the ability of commercial banks to attract and hold deposits.

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

The Bank’s primary service area consists of the county of San Luis Obispo and parts of Santa Barbara County and Ventura County.  As in most major U.S. cities, large banks compete in our service area.  However, rather than these large financial institutions, community banks are more prominent in our market.  As such, we believe our primary competitors for individuals and small- and medium-sized business customers are the community banks, which can provide the service and responsiveness attractive to this customer base.

Within San Luis Obispo County and northern Santa Barbara County, and based on data from the FDIC as of June 30, 2011, there were 16 banks with 103 branches with aggregate deposits of $6.3 billion.  The Bank’s deposits represent a 6.7% share of this market.  Of the 16 banks, five were community banks (banks with less than $1 billion in assets).

Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one individual borrower (in the aggregate).  It has in its portfolio approximately 950 loans to approximately 750 loan customers.  As of December 31, 2011, the Bank’s legal lending limit to a single borrower, and such borrower’s related parties, was approximately $10.3 million on a secured basis, and was $6.2 million for unsecured loans, based on shareholder’s equity plus reserves of approximately $41.2 million.

The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 1,063 deposit accounts holding $253.6 million in deposits as of December 31, 2011.  Included in those totals are 30 customers with deposits of $1 million or more totaling $88.3 million, with one local customer relationship representing approximately 9% of the Bank’s total deposits as of December 31, 2011.  Management works with large depositors to “ladder out” certificate of deposit maturities in order to both minimize liquidity risk for the Bank and provide a better return for the customer on their deposited funds.  These large deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit/funding strategy.  Also included in the totals above are 55 non-interest-bearing transaction accounts, of which $27.1 million exceeds the normal FDIC insurance limit, but which have been subject to unlimited FDIC insurance coverage, under the Dodd-Frank Wall Street Reform and Consumer Protection Act, through December 31, 2012. The Bank has a contingency funding plan in place to address any potential loss of these large deposits.

The Bank’s business does not appear to be seasonal.

Recent Developments

On October 21, 2011, the two mergers contemplated under the Agreement and Plan of Merger dated June 24, 2011 by and among the Company, Carpenter Fund Manager GP, LLC (“Carpenter”), as General Partner of Carpenter Community BancFund L.P. and Carpenter Community BancFund-A., L.P. (the “Funds”), Mission Community Bank, SL Bancorp and Santa Lucia Bank (“SL Bank”) (the “Merger Agreement”) were consummated.  The Funds are the principal shareholders of the Company and Carpenter is the general partner of the Funds.

 Subject to the terms and conditions of the Merger Agreement, SL Bancorp was merged with CCI One Acquisition Corporation, a newly-formed wholly-owned subsidiary of the Funds (“CCI One”), with SL Bancorp being the surviving corporation (the “Merger”).  At the effective time of the Merger, each outstanding share of SL Bancorp common stock, other than any shares dissenting from the Merger, was converted into the right to receive $0.35 in cash or an aggregate of approximately $700,000 (the “Merger Consideration”).  In addition, immediately prior to the Merger CCI One purchased from the United States Department of the Treasury the outstanding preferred stock and warrants issued by SL Bancorp in the Troubled Asset Relief Program for an aggregate purchase price of $2.8 million.   Immediately following the Merger, Santa Lucia Bank, the wholly-owned subsidiary of SL Bancorp, was merged with and into Mission Community Bank, with Mission Community Bank being the surviving bank (the “Bank Merger”).  See Note U to the consolidated financial statements.

Also on October 21, 2011, the Company entered into a First Supplemental Indenture with Wells Fargo Bank, National Association, as trustee.  Pursuant to the First Supplemental Indenture, the Company has assumed the obligations of SL Bancorp under that certain Indenture dated as of April 28, 2006 by and between SL Bancorp and Wells Fargo, National Association, as trustee (the “Indenture”)(the “Debt Assumption”).  Pursuant to the Indenture an aggregate of $5,155,000 in Junior Subordinated Debt Securities due July 7, 2036 (the “Debt Securities”) were issued by SL Bancorp.  The Debt Assumption was undertaken in connection with the merger transactions described above.

 The Debt Securities were issued in connection with a private placement completed on April 28, 2006 of $5,155,000 of trust preferred securities (the “Trups Securities”) issued through Santa Lucia Bancorp (CA) Statutory Trust (the “Trust”).  In connection with this issuance, SL Bancorp entered into an Amended and Restated Trust Agreement, dated April 28, 2006, among SL Bancorp, Wells Fargo Bank, National Association and the administrators named therein, pursuant to which the Trups Securities were issued.  The Securities require quarterly distributions and bear interest at a variable rate which resets quarterly at the three-month LIBOR rate plus 1.48% per annum.  The Trups Securities mature in 30 years from issuance and are redeemable, in whole or in part, without penalty, commencing five years after issuance.

Effect of Government Policies and Regulations

Banking is a business that depends on rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and its other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recessions and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board (“FRB”).  The FRB implements national monetary policies (with objectives such as curbing inflation, combating recession and reducing unemployment) by its open-market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.  Except to the extent that the FRB issues statements indicating its planned courses of action, the nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies and other professional agencies.  For example, the Bank’s ability to originate and sell SBA loans would be severely impacted if federal appropriations for the SBA lending program were curtailed or eliminated.

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

The securities of the Company are also subject to the requirements of the Securities Act, and matters related thereto are regulated by the Securities and Exchange Commission.  Certain issuances may also be subject to California’s corporate securities law as administered by the California Commissioner of Corporations.  The Company is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended, generally applicable to publicly held companies, under Section 15(d) of the Exchange Act.  Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a 12-month period after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act.  If and when the Company has more than 500 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

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

In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25 percent of core capital elements, net of goodwill less any associated deferred tax liability.  As of December 31, 2011, trust preferred securities made up approximately 14% of the Company's Tier 1 capital.  In addition, since the Company had less than $15 billion in assets when its trust preferred securities were issued, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 capital to the extent permitted by FRB guidelines.  See “Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with very low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2011 and December 31, 2010, the Bank’s Total Risk-Based Capital Ratio was 13.3% and 17.2%, respectively, and its Tier 1 Risk-Based Capital Ratio was 12.0% and 15.9%, respectively.

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

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant.   The Bank’s Leverage Capital Ratio was 8.2% as of December 31, 2011 and 10.2% at December 31, 2010.  See also Note P to the Consolidated Financial Statements for additional information regarding regulatory capital.

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

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted or adhered to.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies.  Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time.  Many of the following key provisions of Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

•
a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit insurance coverage until December 31, 2012, for the full net amount held by depositors in non-interesting bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;

•
changes in the calculation of FDIC deposit insurance assessments, such that the assessment base is no longer the institution’s deposit base, but instead, is its average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less, and larger banks proportionately more, of the aggregate insurance assessments;

•
the requirement that interchange fees by debit card issuers be reasonable and proportional to the cost incurred, which does not apply directly to banks with less than $10 billion in assets but may nonetheless affect smaller banks due to competitive factors;

•	the creation of a Bureau of Consumer Financial Protection within the Federal Reserve (discussed below) with centralized responsibility for consumer protection;

•
provisions that affect corporate governance and executive compensation at most publicly-traded companies in the United States, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, and executive compensation disclosures and compensation claw-backs (although the Company’s stock is publicly traded, it does not have a class of securities registered under the Securities Exchange Act of 1934, and, accordingly, is not subject to most of these requirements);

•
the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, and the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions (which exceptions enable the Company’s trust preferred securities to remain eligible as Tier 1 capital);

•	codification of the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

•
expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•	the elimination of remaining barriers to de novo interstate branching by banks; and

•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”).

Dodd-Frank contains a number of additional provisions which should not directly impact the Company, such as the prohibition against charter conversions for troubled institutions; the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and the Federal Reserve; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; and the establishment of enhanced prudential standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more.  However, some of these provisions could have an indirect impact due to their influence on the industry generally.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s effect on the financial services industry in general, and on the Company in particular, is uncertain at this time.  However, it is expected that certain provisions of Dodd-Frank may significantly impact our operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits, and projected enhanced consumer compliance requirements.  Our management is actively reviewing the provisions of Dodd-Frank and assessing its probable impact on our business, financial condition, and results of operations.  Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions.  We generally anticipate that changes required by Dodd-Frank will impact our profitability and business practices to some extent, and that we may be required to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to the market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008.  In February  2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA.  Under the EESA, the Treasury Department has the authority to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”).  The purpose of the TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

The Treasury Department allocated $250 billion in TARP-authorized funds to the TARP Capital Purchase Program, which was developed to purchase senior preferred stock from qualifying financial institutions in order to strengthen their capital and liquidity positions and to encourage them to increase lending to creditworthy borrowers.  Qualifying financial institutions could be approved to issue preferred stock to the Treasury Department in amounts not less than 1% of their risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The Company elected to participate in the TARP Capital Purchase Program and in January 2009 issued $5.1 million worth of preferred stock to the Treasury Department.  On December 28, 2011 the Company repaid its TARP obligation to the Treasury Department in full.

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. This program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions are required to participate in this extended guarantee program. For non-interest bearing transaction deposit accounts, a 10 basis point annual FDIC insurance premium surcharge was applied to deposit amounts in excess of $250,000 through December 31, 2009, and a risk-based surcharge of between 15 and 25 basis points was applied beginning January 1, 2010.

Deposit Insurance

 The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act.  However, financial institutions like the Bank with assets of less than $10 billion are required to be exempt from the cost of this increase.  In addition, because of lower expected losses over the next five years and the additional time provided by Dodd-Frank to meet the minimum DRR, the FDIC eliminated the uniform 3 basis point increase in assessment rates that was previously scheduled to go into effect on January 1, 2011.  Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund.  The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.  Further, as noted above, the Dodd-Frank Act made permanent the increase to $250,000 in the deposit insurance limit and extended unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012.

Furthermore, the FDIC redefined its deposit insurance premium from an institution’s total domestic deposits to an institution’s total assets less tangible equity, effective in the second quarter of 2011.  The changes to the assessment base necessitated changes to assessment rates, which became effective April 1, 2011.  The revised assessment rates are lower than prior rates, but the assessment base is larger, and approximately the same amount of assessment revenue will be collected by the FDIC as under the previous structure.

To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recent levels.  Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments in an amount which fluctuates but is currently 0.66 basis points of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act”, which became effective in 2000, imposed new requirements on financial institutions with respect to consumer privacy.  The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information.  The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve's Regulation E (which was updated effective January 2010 with an mandatory compliance date of July 1, 2010), governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services.  Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions.  The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.  The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.

Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations.  The procedural changes and fee adjustments necessitated by these regulatory changes resulted in decreased overdraft income in 2011 and could have a further adverse impact on the Company’s non-interest income in the future.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior.  As such, it does not lend itself to a concise or a comprehensive definition.  But typically, predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  In addition, the regulation bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.  The Company does not engage in predatory lending and thus does not expect these rules and potential state action in this area to have any impact on its financial condition or results of operations.

Consumer Financial Protection and Other Laws and Regulations

Dodd-Frank created the Consumer Financial Protection Bureau (“CFPB”) as a new and independent unit within the Federal Reserve System.  With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a “consumer financial product or service” and has rulemaking, examination, and enforcement powers over financial institutions.  With respect to primary examination and enforcement authority of financial entities, however, the CFPB’s authority is limited to institutions with assets of $10 billion or more.  Existing regulators retain this authority over institutions with assets of $10 billion or less, such as the Bank.

The powers of the CFPB currently include:

•	The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.

•
Primary enforcement and exclusive supervision authority with respect to federal consumer financial laws over “very large” insured institutions with assets of $10 billion or more.  This includes the right to obtain information about an institution’s activities and compliance systems and procedures and to detect and assess risks to consumers and markets.

•
The ability to require reports from institutions with assets under $10 billion, such as Mission Community Bancorp, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

•
Examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as the Bank.  Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution’s primary regulator.

The CFPB officially commenced operations on July 21, 2011 and engaged in several activities throughout the remainder of the year including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

Some uncertainty has arisen related to confidential treatment and privilege and the CFPB’s ability to require reports from financial institutions.  Banks currently have express legal protection that gives them the confidence and legal certainty to provide confidential “privileged” documents at the request of the federal banking agencies, and the current law provides that a bank does not “waive” confidentiality and risk disclosure of the information to an outside party, potentially involved in litigation with the bank, by providing the information to its regulator.  The CFPB does not have the same express statutory protections relating to privilege that the other banking agencies are given.  The full extent of the CFPB’s authority and potential impact on the Bank is unclear at this time.

The Bank is already subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act.  Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions.  Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to borrowers who are consumers;

•
require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligations in meeting the housing needs of the communities it serves;

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

Sarbanes-Oxley Act of 2002

As a public company, the Company is subject to certain provisions of the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates. The Bank, under inter-company arrangements, charges the Company and MAM for management, staff, and/or services.  For 2011, the Bank charged the Company a total of $106,000 for services performed on its behalf by Bank employees.

Employees

As of December 31, 2011 the Company had a total of 139 employees (132 full-time equivalent employees).  Two of those employees are employed by Bancorp, two by MAM and 135 by the Bank.  MCDC has no salaried employees.

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

Reports filed with the SEC by the Company may also be viewed via the Company’s Internet site (www.missioncommunitybank.com) on the “Investor Relations / SEC Filings” page.

Item 1A.  Risk Factors

In addition to other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition and operations results could be adversely affected

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue an organic and acquisition growth strategy for our business.  We regularly evaluate potential acquisitions and expansion opportunities.  If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings.  There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

There are risks associated with our growth strategy.  To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth.  Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into the Bank, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction's anticipated benefits.  Our ability to address these matters successfully cannot be assured.  In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny.

Our growth initiatives may also require us to recruit experienced personnel to assist in such initiatives.  Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy.  In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risks related to those new market areas.  We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.  While we believe we will have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

We may fail to realize all of the anticipated benefits of our recently completed acquisition of Santa Lucia Bank.

We acquired Santa Lucia Bank in October 2011.  The ultimate success of this acquisition will depend on, among other things, our ability to realize anticipated cost savings and to combine the business of Santa Lucia Bank and Mission Community Bank in a manner that does not materially disrupt the existing customer relationships of either institution or result in decreased revenues from either bank's customers.  If we are not able to successfully achieve these objectives, our anticipated benefits from this acquisition may not be realized fully or at all or may take longer to realize than expected.

The continued integration of the former Santa Lucia Bank into Mission Community Bank could result in the loss of key employees, the disruption of our ongoing business or in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, depositors and employees or to achieve the anticipated benefits of the acquisition.  Integration efforts with respect to the two banks have also diverted management attention and resources.  These integration matters could have an adverse effect on our business and results of operations.

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

As a result of these financial and economic crises, many lending institutions, including the Company, have experienced declines in the performance of their loans.  Total nonperforming loans, including troubled debt restructurings, stood at $8.6 million as of December 31, 2011, from $12.0 million as of December 31, 2010, and $6.7 million as of December 31, 2009.  This represents 3.67%, 9.98%, and 4.93%, respectively, of total loans.  Total nonperforming loans, net of SBA guarantees, were $7.8 million as of December 31, 2011, as compared with $10.2 million as of December 31, 2010, and $5.6 million as of December 31, 2009.

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

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to the current downturn in the California real estate market and other variables impacting the value of real estate

A substantial portion of the Bank’s assets consist of real estate-secured loans (including construction loans) which are generally secured by real estate in the Central Coast of California.  At December 31, 2011, approximately $187 million or 80% of the Bank’s loans were real estate and construction loans, as compared to December 31, 2010, when approximately $96 million, or 80%, of its loans (including loans held for sale) were real estate and construction loans.  A prolonged and deepening of the current real estate contraction in the Central Coast of California could increase the level of non-performing assets and adversely affect results of operations. From 2008 through 2011, the real estate market in the Central Coast of California deteriorated significantly, as evidenced by declining prices, reduced transaction volume, decreased rents and increased foreclosure rates, and this deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans.  The Company had nonperforming real estate and construction loans of $4.3 million and $2.2 million, respectively, as of December 31 2011, compared to $8.1 million and $2.6 million respectively, as of December 31, 2010.  If this real estate trend in the Company’s market areas continues to decline, the result could be reduced income, increased expenses, and less cash available for lending and other activities, which could have a material impact on the Company’s financial condition and results of operations.

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

Our provision for loan losses and net loan charge-offs have increased significantly over recent years and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2011, we recorded a provision for loan losses of $0.6 million after net loan charge-offs of $0.5 million, compared to $5.8 million and $8.1 million, respectively, for the same periods in 2010.  We have experienced elevated levels of loan delinquencies and credit losses in recent years.  At December 31, 2011, our total non-performing assets, including foreclosed real estate, was $13.6 million, compared to $15.1 million at December 31, 2010.   Although the large provisions for loan losses in the year ended December 31, 2010 were made for the purpose of restoring our allowance for loan and lease losses to an appropriate level following a write-down of certain loans classified as “held-for-sale” to their fair values; the levels of loan delinquencies and credit losses were also contributing factors.  If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we would continue to experience higher than normal delinquencies and credit losses, and if the recession is prolonged, we could experience significantly higher delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

All of our lending involves underwriting risks, especially in a competitive lending market

At December 31, 2011, commercial real estate loans (excluding residential and farmland) and construction loans represented 65% of the Company’s total loan portfolio.  Real estate lending involves risk associated with the potential decline in the value of underlying real estate collateral and the cash flow from income producing properties.  Declines in real estate values and cash flows can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates.  The Company’s dependence on commercial real estate loans increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.  The Company seeks to reduce risk of loss through underwriting and monitoring procedures.

At December 31, 2011, we had $21.9  million, or 9.5%, of total loans in commercial loans and leases, but not including SBA loans.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on any underlying collateral provided by the borrower.  The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect that our nonperforming loans will continue at relatively high levels, which will negatively impact earnings and could have a substantial adverse impact if conditions deteriorate further.  We do not record interest income on non-accrual loans, thereby adversely affecting our level of interest income.  Additionally, our non-interest expense has increased due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets subsequent to reappraisals reflecting lower values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a normal operating environment.  Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses.  An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks.  We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets.  Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to performance of their other responsibilities.  There can be no assurance that we will avoid further increases in nonperforming loans in the future.

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

If a significant number of customers fail to perform under their loans, the Company’s business, profitability, and financial condition would be adversely affected

As a lender, the largest risk is the possibility that a significant number of client borrowers will fail to pay their loans when due.  If borrower defaults cause losses in excess of the allowance for loan and lease losses, it could have an adverse effect on the Company’s business, profitability, and financial condition.  A regular evaluation process designed to determine the adequacy of the allowance for loan and lease losses is in place.  Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent upon experience and judgment.  Although management believes that the allowance for loan and lease losses is at a level adequate to absorb any inherent losses in the loan portfolio, there is no assurance that there will not be further increases to the allowance for loan and lease losses or that the regulators will not require an increase to this allowance.

The Bank’s earnings are subject to interest rate risks, especially if rates continue to decline

Traditionally, the major portion of the Bank’s net income comes from the interest rate spread, which is the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in the investment portfolio.  Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment.  Fluctuations in interest rates affect the demand of customers for products and services.  The Bank is subject to interest rate risk to the degree that interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis from interest-earning assets.  Given the current volume and mix of interest-bearing liabilities and interest earning assets, the interest rate spread can be expected to increase when market interest rates are rising, and to decrease when market interest rates are declining, i.e., the Bank is “asset sensitive.”  Although management believes our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the interest rate spread.  Any material decline in the interest rate spread would have a material adverse effect on the Bank’s business and profitability.

The Bank has specific risks associated with Small Business Administration Loans

The Bank originated $2.0 million and $4.8 million in SBA loans in 2011 and 2010, respectively.  The Bank recognized $183,000 and $430,000, respectively, in 2011 and 2010 in gains recognized on secondary market sales of SBA loans.  The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist for, or that it will continue to realize premiums upon the sale of the SBA loans.  The federal government presently guarantees from 50% to 85% of the principal amount of each qualifying SBA loan, with most loans receiving a guarantee of at least 75%.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current funding level.  Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the necessity of having the loan approved in advance by the SBA.  It is also possible that the federal government could reduce the amount of loans that it guarantees.  We believe that the SBA loan portfolio does not involve an above average risk of collectability.

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

Although our primary focus is as a community bank engaged in the general commercial banking business, we also engage in community development activities and a portion of our community development business has historically been augmented by our status as a Community Development Financial Institution (“CDFI”).  CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to the communities.  Since 2001, we have received an aggregate of $3.9 million in grants made possible due to our status as a CDFI.

As a result of the change in control which occurred in the second quarter of 2010, pursuant to which our principal shareholder increased its percentage ownership in Mission Community Bancorp from 24.7% to more than 75%, the top tier holding company for Mission Community Bancorp does not meet the criteria under the defining Act for a CDFI and, therefore, each of Mission Community Bancorp and Mission Community Bank may lose its status as a Community Development Financial Institution.  In addition to losing the benefits of CDFI status, including the ability to attract awards and grants, if Mission Community Bancorp loses its CDFI status, it may be required to redeem its Series A and Series C preferred stock that were issued to the Community Development Financial Institutions Fund.  The funds required to redeem this preferred stock would be approximately $1.0 million.  In addition, the Company may be required to redeem its Series B preferred stock that was issued to the National Community Investment Fund.  The funds required to redeem the Series B preferred stock would be approximately $0.2 million.

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

The Bank’s larger funding sources could strain the Bank’s liquidity resources if a substantial amount is withdrawn in a short period of time

The Bank has a mix of deposits which includes 30 customers with deposits of $1 million or more totaling $88.3 million, approximately $45.2 million of which has been placed into the CDARS program.  If a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”) were reduced, and the Bank is unable to develop alternate funding sources, the Bank may have difficulty funding loans or meeting deposit withdrawal requirements.

The Company’s expenses may increase as a result of increases in FDIC insurance premiums.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of insured deposits at any time that the reserve ratio falls below 1.35%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the Deposit Insurance Fund’s reserve balance, which has been in a negative position since the end of 2009, and the FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum.  As noted above under “Regulation and Supervision—Deposit Insurance,” the FDIC has implemented a restoration plan that adopts a new assessment base and established new assessment rates starting with the second quarter of 2011.  The FDIC also imposed a special assessment in 2009 and required most depository institutions to prepay three years of FDIC insurance premiums at the end of 2009.  The prepayments were designed to help address the liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. Although we do not anticipate any increases in the Bank’s assessment rates in the near future, should there be any further significant premium increases or special assessments in the future, this could have a material adverse effect on our financial condition and results of operations.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010.  Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact these requirements will have on our operations is unclear.  The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation of our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations;

•
a material negative impact on our cost of funds when market interest rates increase, if pursuant to the authorization for financial institutions to pay interest on business checking accounts we decide to offer such a product on a broad scale for competitive reasons;

•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we charge;

•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching; and

•	the limitation of our ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities are not includible as Tier 1 capital.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Additionally, we cannot predict whether there will be additional laws or reforms that would affect the U.S. financial system or financial institutions, when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.  However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients.   Because of the current low interest rate environment, the rates offered by competing financial institutions have not posed a competitive threat to our business.  However, in the event of rising interest rates or irrational competition, our interest expense will increase and our net interest margin will decrease if we actively market an interest-bearing demand deposit account to attract additional customers or retain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

The Company occupies a property owned by the Bank at 581 Higuera Street, San Luis Obispo, California, where the Bank’s Downtown San Luis Obispo branch office is located.   Other branch offices owned by the Bank, all of which were acquired in the Santa Lucia Bank merger, are as follows:

•	7480 El Camino Real, Atascadero, California
•	1240 Spring Street, Paso Robles, California
•	1530 Grand Avenue, Arroyo Grande, California
•	1825 South Broadway, Santa Maria, California

In October 2007, the Bank executed a 15-year build-to-suit triple-net lease for a full-service branch and administrative office at South Higuera Street and Prado Road (3380 S. Higuera Street) in San Luis Obispo, California.  The Bank moved its Administrative and Business Banking Center employees into this new facility in December 2009, with a full-service branch opening at this location in April 2011.  Currently the lease provides for lease payments of $40,352 per month.  The lease provides for two five-year renewal options.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, is leased at a cost of $3,605 per month.  The lease expires in December 2012.

The Bank formerly leased a branch office at 1226 Park Street, Paso Robles, California, at a cost of $6,259 per month, and a branch office at 1670 South Broadway in Santa Maria, California, at a cost of $9,484 per month.  Following the Bank’s merger with Santa Lucia Bank, the leased offices in Paso Robles and Santa Maria were vacated and consolidated into the nearby former Santa Maria branch offices.  The estimated cost of terminating these two leases was $266,000, which was accrued in the fourth quarter of 2011 and is included in other liabilities in the consolidated balance sheet as of December 31, 2011.

In March 2011, the Bank entered into a three-year lease for an office suite in Oxnard, California, which houses the Bank’s new Food and Agribusiness loan production office.  The current rental cost is $3,081 per month.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank had planned to build a new branch office to replace the existing leased branch office in Paso Robles.  An adjacent parcel was purchased in 2006.  The property is listed for sale and is carried as other real estate owned in the consolidated balance sheet.

For the years ended December 31, 2011 and 2010, the Bank’s total occupancy costs were approximately $1,740,000 and $1,270,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note E to the Consolidated Financial Statements contains additional information about properties.

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

Item 4.              Mine Safety Disclosures

Not applicable to the Company.

PART II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not listed on any exchange or market though it has traded infrequently in the over-the-counter market under the symbol “MISS.”  Certain information concerning the Common Stock is reported on the Nasdaq OTC Bulletin Board (www.otcbb.com).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by the OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2010	1st Quarter	3.60	5.05
	2nd Quarter	3.95	5.00
	3rd Quarter	3.00	5.00
	4th Quarter	3.00	4.45
2011	1st Quarter	3.65	3.75
	2nd Quarter	3.30	3.75
	3rd Quarter	2.75	3.75
	4th Quarter	2.75	3.60

Holders

As of February 29, 2012, there were 312 holders of record of Bancorp’s Common Stock.

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

Furthermore, bank regulators also have authority to prohibit the payment of dividends by a bank when it determines such payment to be an unsafe and unsound banking practice.  Due to the Company’s and the Bank’s net losses from 2009 through 2011, the Company’s and the Bank’s regulators have required that the Company and the Bank obtain approval prior to the payment of any dividends, even though each remains well capitalized.  The Company paid no cash dividends on its common stock for the past two years.

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

The Company has issued and outstanding $3,093,000 of junior subordinated debt securities due October 2033.  In addition, on October 21, 2011, in connection with the Santa Lucia merger, the Company assumed an obligation of Santa Lucia Bancorp for $5,155,000 in Junior Subordinated Debt Securities due July 7, 2036.   The indentures pursuant to which each of these debt securities were issued provides that the Company must make interest payments on the debentures before any dividends can be paid on its capital stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holder of the debt securities must be paid in full before any distributions may be made to the holders of our capital stock.  In addition, the Company has the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of the Company’s capital stock.

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the Treasury Department a total of 5,116 shares of a new Series D Preferred Stock having a liquidation preference of $1,000 per share and paying dividends of 5% per annum for the first five years.  This transaction was a part of the TARP Capital Purchase Program.  On December 28, 2911, after receiving the required regulatory approvals, the Company repaid the Series D preferred stock in full, including all accrued dividends.

Equity Compensation Plans

The following table shows, as of December 31, 2011, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plans, excluding stock options currently outstanding.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plans
Equity compensation plans approved by security holders	297,219	$7.84	430,220

Equity compensation plans not approved by security holders	-	-	-
Total	297,219	$7.84	430,220

See Note J to the consolidated financial statements for a discussion of the Company’s Stock Option Plans.

Item 6.	Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the two years ended December 31, 2011 and 2010. The information presented has been derived from the audited consolidated financial statements included in Item 7 of Part II of this Form 10-K.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,

In thousands, except share and per share data	2011	2010
Interest income	$11,316	$8,882
Interest expense	1,540	1,991
Net interest income	9,776	6,891
Provision for loan losses	600	5,800
Non-interest income	3,271	5,285
Non-interest expense	15,448	9,487
Loss before income taxes	(3,001)	(3,111)
Income tax expense	6	-
Net loss	$(3,007)	$(3,111)
Net loss attributable to common stock	$(5,788)	$(4,249)

Balance Sheet Data at End of Year
Assets	$462,182	$217,801
Earning assets	424,769	206,015
Total loans	233,241	120,225
Deposits	410,574	173,240
Total shareholders' equity	28,457	32,910
Preferred equity	-	5,068
Common equity	28,457	27,842
Number of common shares outstanding	7,755,066	7,094,274
Average Balance Sheet Data
Assets	$272,809	$204,864
Earning assets	256,485	193,067
Loans	143,573	128,666
Deposits	226,332	164,956
Shareholders' equity	33,302	26,718
Per Common Share Data
Basic loss per share	$(0.81)	$(0.97)
Diluted loss per share	(0.81)	(0.97)
Average number of common shares outstanding - basic	7,126,861	4,388,691
Average number of common shares outstanding - diluted	7,126,861	4,388,691
Book value per common share	$3.67	$3.92
Cash dividends declared	-	-
Performance Ratios
Return (loss) on average assets	(1.10)%	(1.52)%
Return (loss) on average shareholders' equity	(9.03)%	(11.64)%
Average equity to average assets	12.21%	13.04%
Efficiency ratio	118.40%	81.23%
Leverage ratio	6.95%	16.89%
Net interest margin	3.81%	3.57%
Non-interest revenue to total revenue	25.07%	43.41%
Asset Quality
Non-performing assets	$13,580	$15,141
Allowance for loan losses	3,326	3,198
Net charge-offs	472	8,139
Non-performing assets to total assets	2.94%	6.95%
Allowance for loan losses to loans	1.43%	2.66%
Net charge-offs to average loans	0.33%	6.33%

Item 7.  Management’s Discussion and Analysis

Executive Summary

The Company incurred a net loss of $(3.0) million for 2011, as compared to a net loss of $(3.1) million in 2010.  No income tax benefit was recognized in 2011 or 2010, as a 100% valuation allowance for deferred tax assets was maintained.

As of December 31, 2010, assets totaled $217.8 million—a 12.8% increase from year-end 2009.  Loan balances in 2010 continued a decline begun in 2009, yet deposit growth was strong in 2010, increasing $9.5 million, or 5.8%, in 2010.  With the deposit growth and contraction in loan balances, borrowed funds were reduced by $5.7 million in 2010.  Total earning assets (including securities and interest-bearing deposits in other banks) increased by $18.9 million in 2010.

By December 31, 2011, largely due to the Santa Lucia merger, total assets had increased to $462.2 million—a 112% increase over year-end 2010.  Loans increased $113.0 million in 2011—to $233.2 million—and deposits increased $237.4 million—to $410.6 million.

On a per share basis, the Company’s net loss for the year ended December 31, 2011, was $(0.81) per share (basic).  This compares with a net loss of $(0.97) per share in 2010.

The following are the major factors impacting the Company’s results of operations and financial condition over the past two years.

•
The acquisition of Santa Lucia Bank.  In October 2011 we acquired the $220 million-asset Santa Lucia Bank, nearly doubling the size of our balance sheet, increasing our market share in the Central Coast and enhancing our net interest margin.  The Company intends to continue to pursue a growth strategy which may include acquisitions of other financial institutions.  The Company’s future performance will largely depend on how successful it is in identifying appropriate growth opportunities, negotiating these opportunities, and its ability to successfully and profitably integrate any new financial institutions acquired into its operations.

•
A high level of provision for loan losses.  Real estate conditions weakened as the overall economy contracted during the Great Recession.  As the real estate contraction continued into 2011, more of our borrowers experienced financial difficulty.  In 2010, the provision for loan and lease losses increased to $5.8 million, although $5.25 million of that amount was directly related to a reclassification of certain loans to “held for sale,” as discussed below.  For 2011, the loan loss provision returned to a more normal $600 thousand.

•
A reclassification of certain loans to “held for sale.”  In order to allow for an orderly workout of some of the Bank’s larger classified loans, the Bank in mid-year 2010 reclassified $22.4 million of those loans to held for sale.  Those loans, along with all of the Bank’s OREO properties, were then sold by the Bank to Bancorp’s new Mission Asset Management, Inc. subsidiary.  Generally accepted accounting principles require that loans held for sale be carried at the lower of amortized cost or fair value.  Therefore, in conjunction with the reclassification, the Bank wrote down the value of those loans by $5.488 million, through charge-offs to the allowance for loan and lease losses.  The loan charge-offs did not directly affect net income but $5.250 million in loan loss provision was required to replenish the allowance for loan and lease losses to the appropriate level following the substantial level of charge-offs as a result of the reclassification to held for sale.  Excluding the loan loss provision related to this reclassification, the 2010 provision for loan losses would have been $550 thousand.  The total provision for loan losses in 2011 was $600 thousand.

•
An increase in non-performing assets.  Even as portions of the economy began a slow recovery from 2009 through 2011, real estate related segments of the economy remained in recessionary territory, further stressing our loan portfolio.  Further, the length of the downturn and slowness of the recovery has strained many business customers.  Non-performing loans, including troubled debt restructurings, increased from  $6.7 million at the end of 2009 to $12.0 million at December 31, 2010.  Even though we added $5.3 million of non-performing loans in the Santa Lucia merger, the Company’s non-performing loans decreased to $8.6 million by the end of 2011.  Other real estate owned increased from $3.1 million at the end of 2010 and to $5.0 million as of December 31, 2011.

•
An improving net interest margin.  The net interest margin in 2011 increased 0.24 percentage points from 2010, to 3.81%.  Weak demand for quality loans, combined with substantial growth in deposits since 2008 resulted in a much more liquid balance sheet, which put downward pressure on the earning asset yield.  Yet, with short-term interest rates remaining at a very low level throughout this period, the Bank has been able to reduce its cost of funds to an even greater extent by aggressive deposit pricing and paying off higher-cost borrowings.

•
We raised approximately $40 million in additional equity capital and mezzanine financing (prior to allocation of amounts to account for any warrant liability) over the past two years. In 2010 the Company’s largest shareholder purchased an additional 5,000,000 shares of common stock and warrants to purchase 5,000,000 shares of common stock for an aggregate purchase price of $25 million. A substantial majority of the proceeds from sales of these securities was used to enable a newly-formed subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets. Subsequently, the Company conducted a Rights Offering to its other shareholders, pursuant to which each shareholder received, with respect to each share of common stock owned by the shareholder, the right to purchase 15 additional shares of common stock, each paired with a warrant, at a price of $5.00 per unit of common stock and warrant. Rights to purchase 748,672 shares of common stock and warrants to purchase an additional 748,672 shares of common stock were exercised in the Rights Offering for gross proceeds to Bancorp of $3,743,360. In 2011, MAM issued $10 million of redeemable preferred stock combined with warrants to purchase 2,202,641 shares of Bancorp common stock at $4.54, of which 660,792 warrants were exercised in December 2011.

•
The issuance of warrants to purchase common stock with anti-dilution provisions.  Certain warrants issued in 2010 and 2011 contain anti-dilution provisions which require them to be accounted for as derivatives.  Accordingly, the warrants were classified as liabilities and recorded at estimated fair value.  At each reporting date subsequent to their issuance, the change in the fair value of the warrant liability from period to period has been recognized in non-interest income in the consolidated statements of operations.  The change in estimated fair value of the warrants was $3.573 million for 2010 and $1.932 million for 2011.

•
We maintained our 100% valuation allowance for deferred tax assets.  The valuation allowance ($8.5 million in 2011 and $7.6 million in 2010) was established because the Company’s cumulative net operating losses exceed its ability to fully recognize deferred tax assets by carrying the losses back to previous tax years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—as the Company returns to profitability.

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

Compensation cost is recognized for all stock based awards that vest subsequent to January 1, 2006 based on the grant-date fair value of the awards.  We believe this is a “critical accounting estimate” since the grant-date fair value is estimated using the Black-Scholes option-pricing formula, which involves making estimates of the assumptions used, including the expected term of the option, expected volatility over the option term, expected dividend yield over the option term and risk-free interest rate.  In addition, when determining the compensation expense to amortize over the vesting period, management makes estimates about the expected forfeiture rate of options.

Warrants to purchase common stock that are accounted for as liabilities are adjusted to fair value at each reporting date using a Black-Scholes model combined with a Monte Carlo simulation.  In addition to the Black-Scholes assumptions referred to above, the Monte Carlo simulation is dependent on an assumption for the standard deviation of the Company’s book value per share.

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

Income Taxes

A net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  Deferred tax assets and liabilities are established for these items as they arise.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  We have determined the need to establish a valuation allowance for deferred tax assets, based on the weight of available evidence that it is less likely that some portion or all of the deferred tax assets may be realized.

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

Valuation of Assets and Liabilities Acquired

Assets acquired and liabilities assumed in merger transactions are recorded at their estimated fair values on the acquisition date, in accordance with ASC 805.  The Company employs professional appraisers to determine fair value for real property and independent professional valuation consultants to determine fair value for financial instruments such as loans, deposits and trust preferred securities, and for identifiable intangible assets such as core deposit intangibles.  These valuations can have a significant impact on future earnings, as discounts or premiums recognized in the valuation process are generally accreted or amortized into income or expense in subsequent periods.

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

The following discussion and analysis is intended to assist in an understanding of the significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2011 and 2010.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

Bancorp is inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities), salaries and benefits of a small number of employees performing executive and administrative functions, and minimal other expenses.

The Bank operates as a traditional community bank, but has also used management’s expertise as a CDFI to provide a selection of financial services identified as “community development” activities, with a focus on financial services to under-served markets, small businesses and business professionals.  Historically, Bancorp and the Bank have received and used both grants and deposits under programs authorized by CDFI.  Due to a change in control in 2010, it is anticipated that the Bank and the Company will lose their respective status as CDFI’s in the near future and, accordingly, will no longer be eligible for grants and deposit programs available to CDFI’s from various government and public/private entities.  The CDFI status requires a significant increase in reporting and documentation as compared with traditional bank activities.

MCDC provides loan servicing for small businesses and low- to moderate-income areas based on direct loans or funding pools established in conjunction with others.  MCDC provides loan servicing for several small loans owned by the San Luis Obispo County Economic Vitality Corporation.  MCDC also manages a loan pool for the San Luis Obispo County Housing Trust Fund to assist in providing affordable housing.

Mission Asset Management, Inc., was established in 2010 to facilitate the orderly sale or resolution of the Bank’s foreclosed real estate and certain lower-quality loans.  To that end, in 2010 the Bank reclassified $22.4 million of classified loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate, were sold from the Bank to MAM at the aggregate purchase price of $17.9 million.  As of December 31, 2011, MAM’s loan portfolio was reduced to $3.6 million and its foreclosed real estate totaled $3.1 million.

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

Net Interest Analysis
(Dollars in thousands)
	For the Year Ended
	December 31, 2011				December 31, 2010				December 31, 2009
	Average		Average		Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$143,573	$9,286	6.47	% *	$128,666	$7,539	5.86	% *	$148,636	$8,889	5.98	% *
Investment securities*	91,850	1,968	2.14	% *	48,141	1,296	2.69	% *	35,945	1,259	3.50	% *
Federal funds sold	-	-	-		-	-	-		7,419	16	0.21%
Other interest income	21,062	62	0.29%		16,260	47	0.29%		15,865	119	0.75%
Total interest-earning assets / interest income	256,485	11,316	4.41%		193,067	8,882	4.60%		207,865	10,283	4.95%
Non-interest-earning assets:
Allowance for loan and lease losses	(3,222)				(4,253)				(3,635)
Cash and due from banks	1,816				3,251				2,720
Premises and equipment	5,639				3,318				2,833
Other assets	12,091				9,481				7,485
Total assets	$272,809				$204,864				$217,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$14,756	64	0.43%		$18,353	135	0.73%		$12,594	145	1.15%
Savings and Money Market deposit accounts	69,502	331	0.48%		38,846	348	0.90%		30,585	370	1.21%
Time deposits	99,328	993	1.00%		84,513	1,192	1.41%		93,540	2,150	2.30%
Total interest-bearing deposits	183,586	1,388	0.76%		141,712	1,675	1.18%		136,719	2,665	1.95%
Federal Home Loan Bank advances	5	-	0.11%		3,616	181	4.99%		28,161	1,096	3.89%
Other borrowed funds	95	5	4.75%		613	32	5.28%		10	-	0.61%
Junior subordinated debt	4,081	147	3.61%		3,093	103	3.34%		3,093	116	3.75%
Total borrowed funds	4,181	152	3.63%		7,322	316	4.32%		31,264	1,212	3.88%
Total interest-bearing liabilities / interest expense	187,767	1,540	0.82%		149,034	1,991	1.34%		167,983	3,877	2.31%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	42,746				23,244				23,147
Other liabilities	8,994				5,868				1,347
Total liabilities	239,507				178,146				192,477
Shareholders' equity	33,302				26,718				24,791
Total liabilities and shareholders' equity	$272,809				$204,864				$217,268
Net interest-rate spread			3.59%				3.26%				2.64%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.22%				0.31%				0.44%
Net interest income / margin on earning assets		$9,776	3.81	% **		$6,891	3.57	% **		$6,406	3.08	% **

*Yields on municipal securities and loans have not been adjusted to their fully-taxable equivalents due to the Company's valuation allowance on deferred tax assets.
** Net interest income as a % of earning assets

Non-accrual loans are included in the calculations of average balances and average rates of loans; interest not accrued is excluded.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  Average interest-earning assets decreased by $14.8 million in 2010 over 2009 and increased by $63.4 million in 2011 over 2010, primarily due to the Santa Lucia Bank merger in October 2011.  Loans contracted in 2010 (based on average balances outstanding during the year), as demand for new loans weakened during and after the recession.  Interest-bearing deposits increased $5.0 million in 2010 as compared to 2009, and then increased another $41.9 million in 2011.  Growth in both interest-bearing and non-interest-bearing deposits, combined with the reduction in loan balances (before the Santa Lucia merger), has resulted in a significant shift in the earning asset mix—toward lower-earning, but more liquid, investment securities and deposits in other banks.  Borrowed funds—a relatively high-cost source of funds—were paid off in 2010, as the Bank experienced strong growth in deposits and management executed on a plan to reduce non-core funding.

Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets decreased by 19 basis points (0.19%) in 2011, while the average rate paid on interest-bearing liabilities decreased by 52 basis points, as deposit rates continued a multi-year decline, with renewing certificates of deposits and non-maturity deposits (interest-bearing demand, money market and savings accounts) all being repriced downward.  Loan yields increased in 2011 as accretion of purchase discounts on loans acquired in the Santa Lucia Bank merger added $769 thousand to interest on loans.  Nonetheless, the average yield on all interest-earning assets declined due to the previously mentioned change in earning asset mix.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis
(In thousands)	Year Ended December 31, 2011			Year Ended December 31, 2010
	Compared to 2010			Compared to 2009
	Increase (Decrease)			Increase (Decrease)
	in interest income and expense			in interest income and expense
	due to changes in:			due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$921	$826	$1,747	$(1,173)	$(177)	$(1,350)
Investment securities	981	(309)	672	368	(331)	37
Federal funds sold	-	-	-	(16)	-	(16)
Other interest income	14	1	15	3	(75)	(72)
Total increase (decrease) in interest income	1,916	518	2,434	(818)	(583)	(1,401)

Interest-bearing liabilities:
Transaction accounts	(23)	(48)	(71)	53	(63)	(10)
Savings deposits	194	(211)	(17)	87	(109)	(22)
Time deposits	186	(385)	(199)	(191)	(767)	(958)
Total interest-bearing deposits	357	(644)	(287)	(51)	(939)	(990)
FHLB advances	(91)	(90)	(181)	(1,159)	244	(915)
Other borrowed funds	(25)	(2)	(27)	29	3	32
Junior subordinated debt	35	9	44	-	(13)	(13)
Total borrowed funds	(81)	(83)	(164)	(1,130)	234	(896)
Total increase (decrease) in interest expense	276	(727)	(451)	(1,181)	(705)	(1,886)
Increase (decrease) in net interest income	$1,640	$1,245	$2,885	$363	$122	$485

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

For most of the time period included in the preceding tables the Bank was asset sensitive (see the Asset and Liability Management section of this discussion).  In 2010, a reduction in deposit rates, combined with a substantially lower balance of higher-cost borrowed funds led to a $485 thousand increase in net interest income as compared to 2009.  Although FHLB borrowings were paid off in 2009 and 2010, those that remained through much of 2010 were some of the higher-cost borrowings on the Bank’s balance sheet, increasing the average rate on borrowed funds.  For 2011, net interest income increased by $2.885 million, as rates paid on deposit accounts continued to decline, average interest-bearing deposits increased by $42 million over the past year, non-interest-bearing deposits increased by $20 million and, with limited opportunities for loan growth, we shifted a significant portion of our earning assets toward investment securities.  The overall rate decline on CD’s resulted from maturing CD’s repricing downward in the current low rate environment.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the risk in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $600,000 for 2011 and $5,800,000 for 2010.

See Allowance for Loan and Lease Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan and lease losses.

Non-interest Income

For 2011, non-interest income decreased $2.014 million, due to a $1.641 million lower increase in the fair value of warrant liabilities, no sales of securities and a $247 thousand reduction in gains on the sale of loans.  These decreases in 2011 were partially offset by a $157 thousand increase in service charges on deposit accounts.

Certain warrants issued in 2010 and 2011 contain anti-dilution provisions which require them to be accounted for as derivatives.  Accordingly, the warrants were classified as liabilities and recorded at estimated fair value.  At each reporting date subsequent to their issuance, the change in the fair value of the warrant liability from period to period has been recognized in non-interest income in the consolidated statements of operations.  The change in estimated fair value of the warrants was $3.573 million for 2010 and $1.932 million for 2011.

For both 2011 and 2010, non-interest income included write-downs on fixed assets and other real estate.  In 2011, write-downs on other real estate (both foreclosed properties and property that had been held for a future branch site) and on loans held for sale totaled $351 thousand.  In 2010, write-downs on other real estate and loans held for sale totaled $460 thousand.

Non-interest Expense

Non-interest expense increased in 2011 by $5.962 million, or 63%.

Non-interest expenses that had material changes from 2010 to 2011 were:

•
Salary and benefits increased by $3.601 million, or 89%.  Principal factors relating to the increase were salaries and benefits for newly hired officers and for officers and employees added in the Santa Lucia Bank merger.

•
Occupancy expense increased by $470 thousand, or 37%, primarily due to $297 thousand in costs related to closing two overlapping branches after the Santa Lucia merger, including $266 thousand of lease termination costs.

•
Professional fees—including legal, accounting, internal audit, loan review and other consultants—were up $626 thousand, or 106%, in 2011, primarily due to $492 thousand in acquisition-related legal and consulting fees incurred leading up to the merger and $87 thousand in post-closing professional fees related to merger integration.

•
Data processing costs increased by $616 thousand in 2011, or 83%,  as compared to 2010, primarily due to $300 thousand in costs related to integrating the former Santa Lucia branches following the merger.

•
Insurance and regulatory assessments decreased by $221 thousand, or 31%, because FDIC deposit insurance assessments decreased by $264 thousand.  These decreased assessments were the result of improvement in the Bank’s deposit insurance risk category based on its most recent regulatory examination, and also to the change in the FDIC assessment formula as mandated by the Dodd-Frank Act.

•
Prepayment fee on borrowed funds—In October 2010, in order to reduce future borrowing costs, the Bank chose to prepay the remaining $3.0 million of its borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), incurring a prepayment penalty of $378,000.  Those borrowings were scheduled to mature in 2013 and carried an average interest rate of 4.89%.  No such prepayment fee was incurred in 2011.

Income Taxes

The Company’s combined federal and state effective income tax rate was 0.0% in both 2011 and 2010.  The lack of a provision for income taxes was due to the deferred tax valuation allowance that was established because the Company’s losses exceed its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years.  As of December 31, 2011 and 2010, the ability of the Bank to reduce the deferred tax valuation allowance and recognize those deferred tax assets was entirely dependent on the Bank generating taxable income in future years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—when the Company returns to profitability, although its annual net operating deduction is limited, as described in Note I to the consolidated financial statements.

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

The following table presents the distribution of investments by sector, the maturity dates of the investments, and the weighted average yields of the investments:

Investment securities composition
	December 31, 2011			December 31, 2010			December 31, 2009
		Approx.			Approx.			Approx.
	Amortized	Fair	%	Amortized	Fair	%	Amortized	Fair	%
	Cost	Value	Yield	Cost	Value	Yield	Cost	Value	Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$2,049	$2,054	0.58%	$-	$-		$500	$502	4.00%
One to five years	13,707	13,809	1.49%	20,100	19,878	1.23%	14,442	14,465	2.12%
Five to ten years	-	-		-	-		500	502	5.05%
After 10 years	10,342	10,554	3.09%	983	983	3.72%	-	-
Total U.S. Government agencies	26,098	26,417	2.05%	21,083	20,861	1.35%	15,442	15,469	2.27%
Mortgage-backed and asset-backed securities:
Within one year	-	-		2	2	6.50%	245	249	4.28%
One to five years	-	-		-	-		18	17	6.49%
Five to ten years	30,387	30,694	1.86%	15,302	15,297	2.30%	8,674	8,747	3.50%
After 10 years	63,251	64,087	2.01%	34,692	34,353	2.69%	9,522	9,698	3.96%
Total mortgage-backed and asset-backed securities	93,638	94,781	1.96%	49,996	49,652	2.57%	18,459	18,711	3.75%
Municipal securities:
Within one year	-	-		-	-		-	-
One to five years	545	555	3.48%	-	-		-	-
Five to ten years	1,981	2,048	3.98%	374	378	4.15%	-	-
After 10 years	2,294	2,454	3.82%	2,543	2,544	5.98%	2,918	2,974	4.09%
Total municipal securities	4,820	5,057	3.85%	2,917	2,922	5.75%	2,918	2,974	4.09%
Corporate debt securities:
Within one year	-	-		1,980	2,000	5.48%	959	997	5.96%
One to five years	1,059	1,055	1.04%	-	-		1,882	1,991	5.48%
Five to ten years	1,000	1,000	4.25%	-	-		-	-
After 10 years	-	-		-	-		-	-
Total corporate securities	2,059	2,055	2.60%	1,980	2,000	5.48%	2,841	2,988	5.64%
Total investment securities	$126,615	$128,310	2.06%	$75,976	$75,435	2.43%	$39,660	$40,142	3.33%

The non-accrual security is included in the amortized cost and market value of securities.  Yields reflect no interest income on the non-accrual security.  Yields on tax-exempt municipal securities have not been adjusted to their fully-taxable equivalents due to the Company’s valuation allowance on deferred tax assets.

The Bank increased the size of its investment portfolio by $35.3 million in 2010, as deposits grew by $9.5 million and loans contracted by $16.2 million.  The increase in securities was concentrated in mortgage-backed securities, which tended to offer the optimal balance of yield, relatively short duration and consistent cash flows.  In 2011, the investment portfolio grew by an additional $52.9 million, largely the result of additional liquidity resulting from the Santa Lucia Bank merger.  As with the portfolio growth in 2010, the growth in 2011 was largely placed in mortgage-backed securities.

Municipal securities have been included in the portfolio to take advantage of their higher yields on a fully taxable equivalent basis.  Of the municipal securities in the portfolio as of December 31, 2011, 73% are within California, 88% are general obligation bonds, 95% are insured and 82% are rated at least ‘A’ by Standard & Poor’s or Moody’s (14% are not rated).

See Note B in the notes to the consolidated financial statements for additional information on investment securities.

Lending Activities

The Bank originates loans, participates in loans from other banks and structures loans for possible sale in the secondary market.

The following table sets forth the composition of our loan portfolio (including loans held for sale) by type of loan as of the dates indicated:

Loan Portfolio Composition
(Dollars in thousands)
	As of December 31,
Type of Loan	2011	2010	2009	2008	2007
Commercial and industrial	$30,101	$17,701	$19,633	$24,454	$25,653
Agricultural	9,272	1,022	750	-	122
Leases, net of unearned income	2,323	1,047	1,335	1,491	839
Municipal loans	2,393	2,987	3,476	2,729	2,789
Real estate	169,271	87,005	96,956	98,049	72,009
Construction and land development	17,863	8,973	12,512	22,857	22,513
Consumer	2,018	1,491	1,748	3,731	2,504
Total loans	$233,241	$120,226	$136,410	$153,311	$126,429

Off-balance-sheet commitments:
Undisbursed loan commitments	$38,702	$19,832	$18,219	$28,427	$28,608
Standby letters of credit	2,444	901	301	304	693

The following table sets forth as of December 31, 2011, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans
(Dollars in thousands)
					Rate Structure for Loans
	Maturity				Maturing Beyond One Year
	One year	One through	Over five		Fixed	Floating
	or less	five years	years	Total	Rate	Rate
Commercial and industrial	$22,525	$4,124	$3,452	$30,101	$5,912	$1,664
Agricultural	8,820	452	-	9,272	48	404
Leases, net of unearned income	379	1,944	-	2,323	1,944	-
Municipal loans	-	-	2,393	2,393	718	1,675
Real estate	34,059	63,671	71,541	169,271	99,364	35,848
Construction and land development	12,374	4,768	721	17,863	3,646	1,843
Consumer Loans	1,187	280	551	2,018	831	-
Total Loans	$79,344	$75,239	$78,658	$233,241	$112,463	$41,434

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

The Bank makes adjustable rate SBA-guaranteed loans and generally sells the guaranteed portion of the SBA loans in the secondary market while retaining the servicing rights for those loans.  At December 31, 2011 and 2010, the Bank serviced approximately $48.9 million and $30.7 million, respectively, in SBA loans.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

The Bank had been active in construction lending for interim loans to finance the construction of commercial and single family residential property.  However, when the downturn in real estate began in 2007, new construction loan activity slowed markedly.  Since then, most of the Bank’s construction loan portfolio has either paid off or been charged off.  Construction loans totaled $17.9 million as of December 31, 2011, an $8.9 million increase from a year earlier.  Construction loans are typically extended for terms of no more than 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes.

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

Asset Quality

The risk of nonpayment of loans is inherent in the banking business. That risk varies with the type and purpose of the loan, the type of collateral utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, all loans exceeding lending officers’ individual lending limits are reviewed and approved by either a Credit Administrator or the Chief Credit Officer.  Loans exceeding the Chief Credit Officer’s authorization are reviewed and approved by the Credit Committee of the board of directors.  The Board Credit Committee is comprised of outside directors as well as the Bank’s chief executive officer, chief credit officer and its president.

The Bank employs both an internal and an external loan review process.  Monthly, all new loans are reviewed internally for asset quality and an independent external loan portfolio review is generally performed semi-annually by an outside credit review firm.  Asset quality ratings are assigned based on a risk assessment of each loan.  Loans with minimum risk are rated as “pass,” with other classifications of “management watch,” “special mention,” “substandard,” “doubtful” and “loss,” depending on credit quality.  Loans rated substandard or doubtful are considered “classified” loans, and loans rated loss are charged off.  As an adjunct to the loan review process, an internal “stress test” is applied to the commercial real estate portfolio at least annually to determine the potential financial impact on the Bank under stressed real estate conditions.

An allowance for loan and lease losses is provided for all loans, including those graded pass and watch, except for loans held for sale, which are carried at estimated fair value.  As special mention and classified loans are identified in our review process, they are added to the internal criticized loan list and an increased loan loss allowance is established for them.  See Allowance for Loan and Lease Losses below for additional information on how the amount of allowance for loan and leases losses is determined.

The following table provides year-end information with respect to the components of our impaired or nonperforming assets as of the dates indicated:

Non-Performing Assets
(Dollars in thousands)	As of December 31,
	2011	2010	2009	2008	2007
Loans in nonaccrual status:
Nonaccrual loans held for investment--
Commercial and industrial	$2,032	$1,311	$1,139	$578	$254
Real estate	2,653	682	2,724	1,427	190
Construction & land development	1,872	-	2,028	1,552	1,544
Total nonaccrual loans held for investment	6,557	1,993	5,891	3,557	1,988
Nonaccrual loans held for sale--
Real estate	1,705	7,406	-	-	-
Construction & land development	292	2,605	-	-	-
Total nonaccrual loans held for sale	1,997	10,011	-	-	-
Total nonaccrual loans	8,554	12,004	5,891	3,557	1,988

Loans held for investment past due 90 days or more and accruing:
Commercial and industrial	-	-	-	-	54
Lease financing	-	-	-	-	14
Real estate	-	-	-	265	-
Total loans 90 days past due and accruing	-	-	-	265	68

Restructured loans:
Commercial and industrial	-	-	731	-	-
Construction & land development	-	-	-	675	-
Consumer	-	-	100	-	-
Total restructured loans	-	-	831	675	-
Total nonperforming loans	8,554	12,004	6,722	4,497	2,056

Other real estate owned	5,026	3,137	2,206	83	-
Total nonperforming assets	$13,580	$15,141	$8,928	$4,580	$2,056

Allowance for loan and lease losses	$3,326	$3,198	$5,537	$3,942	$1,150

Asset quality ratios:
Non-performing assets to total assets	2.94%	6.95%	4.62%	2.13%	1.30%
Excluding loans held for sale*	2.53%	2.53%	4.65%	2.14%	1.32%

Non-performing loans to total loans	3.67%	9.98%	4.93%	2.93%	1.63%
Excluding loans held for sale*	2.86%	1.90%	4.96%	2.96%	1.67%

Allowance for loan and lease losses to total loans	1.43%	2.66%	4.06%	2.57%	0.91%
Excluding loans held for sale*	1.45%	3.04%	4.09%	2.59%	0.93%

Allowance for loan and lease losses to total non-performing loans	39%	27%	82%	88%	56%
Excluding loans held for sale*	51%	160%	82%	88%	56%

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

Non-accrual loans decreased in 2011, primarily through payoffs and foreclosures on loans held for sale.  This overall decrease occurred despite the acquisition of the Santa Lucia Bank loan portfolio, which included $5.3 million of non-accrual loans on the acquisition date.  Loans acquired are carried at their fair values on the date of acquisition, adjusted for subsequent principal reductions and accretion of discounts.  As of December 31, 2011, the carrying value of non-accrual loans acquired in the Santa Lucia merger had been reduced to $3.8 million, primarily through principal reductions.  No discount accretion was recognized in 2011 on these non-accrual loans.  The increase in non-accrual loans in 2010 was due to the significant downturn in the economy and reduction in real estate collateral values.

Approximately 19%, or $1,229,000, of the non-accrual commercial and real estate loans as of December 31, 2011, are in our SBA loan portfolio, $910,000 of which are guaranteed by the SBA.  At December 31, 2010, $1,993,000 of the Bank’s non-accrual loans were SBA-guaranteed loans, and $1,785,000 was guaranteed by the SBA.

Troubled debt restructurings (“TDR’s”) are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.

Loans held for sale as of December 31, 2010, included $15.1 million of lower-quality loans held in the Company’s Mission Asset Management, Inc., subsidiary (“MAM”).  The MAM loans are intended for sale or other resolution, depending on MAM’s ability to obtain a reasonable price for these loans.  As of December 31, 2011, the following activity has occurred in MAM’s held-for-sale portfolio:

•
In the first half of 2011, a $1.6 million loan was sold for 100% of the principal balance plus accrued interest, two loans totaling $2.5 million were settled with the borrowers for their approximate carrying values, and a $1.1 million loan was foreclosed and the collateral is currently being marketed as other real estate owned.

•
In the second half of 2011, one loan carried at $1.1 million was paid off in a “short sale,” with MAM incurring a $327 thousand loss, and one foreclosed property  that had previously been in the held-for-sale portfolio was sold for approximately its carrying value of $709 thousand.

•	In the fourth quarter of 2011, participations in two loans totaling $3.0 million were sold to a related party.

MAM’s Special Assets Manager has frequent discussions with loan brokers to find buyers at prices that the Company believes are close to fair value.  Generally, however, such brokers are only interested in “fire sale” prices, so to date, no loans have been sold through that channel.

Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses.

The Bank has no foreign loans.

Potential Problem Loans

At December 31, 2011, the Company had approximately $19.4 million of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  The $19.4 million of potential problem loans are supported by $1.4 million of SBA loan guarantees.  Potential problem loans are subject to continuing management attention and management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Company’s internal risk grading system, appears to be manageable as of December 31, 2011, there can be no assurances that new problem loans will not develop in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

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

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of each year end:

Loan Concentrations
(Dollars in thousands)	As of December 31,
	2011		2010		2009		2008		2007
Type of Loan	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Construction and land development	$17,863	7.6%	$8,973	7.4%	$12,512	9.2%	$22,857	14.9%	$22,513	17.8%
Other real estate loans (by type of collateral):
Non-farm, non-residential property:
Owner-occupied	70,116	30.1%	35,135	29.2%	37,337	27.4%	36,208	23.6%	27,433	21.7%
Non-owner-occupied	64,372	27.6%	32,240	26.8%	36,940	27.1%	37,375	24.4%	27,364	21.6%
1 to 4 family residential:
First liens	8,841	3.8%	2,398	2.0%	3,963	2.9%	5,464	3.6%	4,091	3.2%
Junior liens	17,439	7.5%	10,541	8.8%	12,678	9.3%	11,840	7.7%	6,282	4.9%
Multi-family residential	6,182	2.6%	3,702	3.1%	2,757	2.0%	3,340	2.2%	3,102	2.5%
Farmland	2,321	1.0%	2,989	2.5%	3,281	2.4%	3,822	2.5%	3,737	3.0%
Total real estate-secured loans	187,134	80.2%	95,978	79.8%	109,468	80.3%	120,906	78.9%	94,522	74.7%
Commercial and industrial	30,101	12.9%	17,701	14.7%	19,633	14.4%	24,454	15.9%	25,653	20.3%
Agricultural	9,272	4.0%	1,022	0.9%	750	0.5%	-	0.0%	122	0.1%
Lease financing	2,323	1.0%	1,047	0.9%	1,335	1.0%	1,491	1.0%	839	0.7%
Municipal	2,393	1.0%	2,987	2.5%	3,476	2.5%	2,729	1.8%	2,789	2.2%
Consumer	2,018	0.9%	1,491	1.2%	1,748	1.3%	3,731	2.4%	2,504	2.0%
Total loans, including loans held for sale	$233,241	100.0%	$120,226	100.0%	$136,410	100.0%	$153,311	100.0%	$126,429	100.0%

The table indicates a concentration in commercial real estate loans (loans secured by non-farm, non-residential and multi-family residential properties, including construction loans) totaling $158.5 million.  However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $88.4 million, or 37.9% of total loans.  Prior to 2008, the Bank had experienced no losses on construction and land development loans or on other types of commercial real estate loans.  From 2008 through 2011, however, the Bank recognized $5.1 million in losses on construction and land development loans and approximately $3.1 million in losses on other types of commercial real estate loans.  Approximately $2.1 million of those losses on construction and land development loans and $1.9 million of the losses on commercial real estate loans resulted from the 2010 reclassification of loans to “held for sale” prior to their sale from the Bank to MAM.

The Bank’s analysis of loan concentrations suggests that the Bank does not have an unusually high real estate concentration compared to other similar sized banks in California.  Banks in California typically are more prone than banks in other states to use real estate collateral for many commercial loans for business purposes where collateral is taken as an abundance of caution.  In its analysis of real estate concentrations, the Bank carefully considers economic trends and real estate values.  The commercial real estate market in San Luis Obispo County weakened from 2008 through 2011. Although the local market has not seen the severe weakness seen in many other areas of California and the U.S., management continues to monitor closely trends in real estate in light of the Bank’s level of real estate lending.

Allowance for Loan and Lease Losses

The following table summarizes, for each reported period, changes in the allowance for loan and lease losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged to operating expenses, and certain ratios relating to the allowance for loan and lease losses:

Summary of Loan Loss Experience
(Dollars in thousands)	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Allowance for loan and lease losses at beginning of year	$3,198	$5,537	$3,942	$1,150	$1,026
Loans charged off:
Construction and land development	-	(2,755)	(1,778)	(547)	-
Other real estate loans	(322)	(3,714)	(911)	-	-
Commercial and industrial	(290)	(1,583)	(738)	(880)	(13)
Consumer	(43)	(134)	(78)	(52)	(4)
Other	-	-	-	-	(14)
Total loans charged off	(655)	(8,186)	(3,505)	(1,479)	(31)
Recoveries:
Construction and land development	-	19	-	-	-
Other real estate loans	97	-	1	-	-
Commercial and industrial	71	27	42	22	4
Consumer	15	1	1	3	-
Other	-	-	-	1	1
Total recoveries	183	47	44	26	5
Net charge-offs	(472)	(8,139)	(3,461)	(1,453)	(26)
Provision charged to operations	600	5,800	5,056	4,245	150
Allowance for loan and lease losses at end of year	$3,326	$3,198	$5,537	$3,942	$1,150

Ratio of net charge-offs to average loans	0.33%	6.33%	2.33%	1.02%	0.02%
Ratio of provision to average loans	0.42%	4.51%	3.40%	2.98%	0.12%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  The amount determined by management to be an appropriate level for the allowance is based on the Bank’s historical loss rate for each type of loan and risk grade, with adjustments made for certain qualitative factors such as current and expected economic conditions, trends in collateral values, the quality of the Bank’s loan review process, etc.  For loans identified as impaired under ASC 310-10-35, the allowance allocated to the loan is the deficiency, if any, in either the present value of expected cash flows from the loan or the fair value of the collateral, as compared to the Bank’s investment in the loan.  The Bank engages an outside firm to perform, generally semi-annually, a review of the loan portfolio and to test the adequacy of the allowance for loan and lease losses.  In addition, loans are examined periodically by the Bank’s federal and state regulators.

Impaired loans are accounted for in accordance with ASC 310-10-35-22 using one of the three acceptable valuation techniques, including: 1) the present value of future cash flows, discounted at the loan’s effective interest rate; 2) the fair value of the collateral, if the loan is collateral dependent; or 3) the loan’s observable market price (seldom used).  As of December 31, 2011, some of the Company’s impaired loans were considered collateral dependent, so they are valued based on the fair value of the underlying collateral.  Third-party appraisals for specific properties are obtained based upon changes in the factors impacting market conditions.  They are also obtained whenever we believe the validity of the existing appraisal or valuation method is in question, due to the passage of time or changing market conditions.  Perceived collateral shortfalls in collateral dependent loans result in an immediate write down of the asset value (i.e., a charge-off of the perceived collateral shortfall).  Impaired loans that are not collateral dependent are valued using the present value of the expected future cash flows (i.e., expected loan or guarantee payments).  Based on these valuations, a specific allocation of the allowance is ascribed to each impaired loan.  In most cases, as of December 31, 2011, the specific allocation was zero because the impaired portion of the loan had previously been charged off.

The ratio of allowance for loan and lease losses to total loans (excluding loans held for sale) as of December 31, 2011 was 1.45%.

As part of the analysis of the allowance, the Bank assigns certain risk factors to unclassified loans in addition to the specific percentages used for classified loans.  The following tables summarize the allocation of the allowance for loan and lease losses by general loan types, based on collateral or security type, as used internally by the Bank as of the end of each of the past five years.

	December 31, 2011
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$23,247	10.0%	$356	10.7%
Agricultural	9,272	4.0%	24	0.7%
Leases	2,323	1.0%	17	0.5%
Municipal loans	2,393	1.0%	18	0.6%
Real estate	153,388	65.8%	990	29.8%
Construction	14,088	6.0%	157	4.7%
Consumer	2,018	0.9%	89	2.7%
Total unclassified loans	206,729	88.7%	1,651	49.6%
Classified loans:
Commercial	6,854	2.9%	983	29.6%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	15,883	6.8%	582	17.5%
Construction	3,775	1.6%	-	0.0%
Consumer	-	0.0%	-	0.0%
Total classified loans	26,512	11.3%	1,565	47.1%
Other economic factors			110	3.3%
Total loans and allowance	$233,241	100.0%	$3,326	100.0%

	December 31, 2010
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$16,699	13.9%	$881	27.5%
Agricultural	1,022	0.9%	32	1.0%
Leases	1,036	0.9%	10	0.3%
Municipal loans	2,987	2.5%	19	0.6%
Real estate	85,201	70.8%	1,106	34.6%
Construction	7,649	6.4%	80	2.5%
Consumer	1,482	1.2%	93	2.9%
Total unclassified loans	116,076	96.6%	2,221	69.4%
Classified loans:
Commercial	1,002	0.8%	108	3.4%
Agricultural	-	0.0%	-	0.0%
Leases	11	0.0%	2	0.1%
Municipal loans	-	0.0%	-	0.0%
Real estate	1,804	1.5%	260	8.1%
Construction	1,324	1.1%	450	14.1%
Consumer	9	0.0%	-	0.0%
Total classified loans	4,150	3.4%	820	25.7%
Other economic factors			157	4.9%
Total loans and allowance	$120,226	100.0%	$3,198	100.0%

	December 31, 2009
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$16,073	11.8%	$690	12.4%
Agricultural	750	0.5%	24	0.4%
Leases	1,335	1.0%	4	0.1%
Municipal loans	3,476	2.5%	27	0.5%
Real estate	76,568	56.1%	374	6.7%
Construction	5,296	3.9%	125	2.3%
Consumer	1,604	1.2%	93	1.7%
Total unclassified loans	105,102	77.0%	1,337	24.1%
Classified loans:
Commercial	3,560	2.6%	288	5.2%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	20,388	15.0%	3,260	58.9%
Construction	7,216	5.3%	122	2.2%
Consumer	144	0.1%	17	0.3%
Total classified loans	31,308	23.0%	3,687	66.6%
Other economic factors			513	9.3%
Total loans and allowance	$136,410	100.0%	$5,537	100.0%

	December 31, 2008
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$22,252	14.5%	$860	21.8%
Agricultural	-	0.0%	-	0.0%
Leases	1,491	1.0%	14	0.4%
Municipal loans	2,729	1.8%	16	0.4%
Real estate	88,735	57.9%	719	18.2%
Construction	15,430	10.1%	200	5.1%
Consumer	3,723	2.4%	91	2.3%
Total unclassified loans	134,360	87.7%	1,900	48.2%
Classified loans:
Commercial	2,202	1.4%	454	11.5%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	9,314	6.1%	337	8.5%
Construction	7,427	4.8%	1,057	26.9%
Consumer	8	0.0%	-	0.0%
Total classified loans	18,951	12.3%	1,848	46.9%
Other economic factors			194	4.9%
Total loans and allowance	$153,311	100.0%	$3,942	100.0%

	December 31, 2007
		Percent of Total	Allowance	Percent of Total
(dollars in thousands)	Loans	Loans	Allocation	Allowance
Unclassified loans:
Commercial	$25,238	20.0%	$390	33.9%
Agricultural	122	0.1%	1	0.1%
Leases	811	0.6%	7	0.6%
Municipal loans	2,789	2.2%	14	1.2%
Real estate	72,009	57.0%	261	22.7%
Construction	18,433	14.6%	192	16.7%
Consumer	2,491	2.0%	22	1.9%
Total unclassified loans	121,893	96.5%	887	77.1%
Classified loans:
Commercial	415	0.3%	76	6.6%
Agricultural	-	0.0%	-	0.0%
Leases	28	0.0%	2	0.2%
Municipal loans	-	0.0%	-	0.0%
Real estate	-	0.0%	-	0.0%
Construction	4,080	3.2%	30	2.6%
Consumer	13	0.0%	1	0.1%
Total classified loans	4,536	3.5%	109	9.5%
Other economic factors			154	13.4%
Total loans and allowance	$126,429	100.0%	$1,150	100.0%

Management and the board consider the allowance for loan and lease losses to be adequate to provide for losses inherent in the loan portfolio, based on their analysis, trends and reviews of the portfolio. Although management uses all available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, federal and state regulators periodically review our allowance for loan and lease losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan and lease losses will be adequate to cover future loan losses or that significant additions to the allowance for loan and leases losses will not be required in the future.  Material additions to the allowance for loan and lease losses would decrease earnings and capital and would thereby reduce the Bank’s ability to pay dividends, among other adverse consequences.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $410.6 million as of December 31, 2011, and $173.2 million at December 31, 2010.  Deposits increased by $237.4 million, or 137%, following a $9.5 million, or 6%, increase in 2010.  The acquisition of Santa Lucia Bank in October 2011 increased the Bank’s deposits by $220.1 million, including $74.9 million of non-interest bearing demand deposits, $13.8 million of interest-bearing checking accounts, $70.6 million of money market and savings deposits and $60.8 million of certificates of deposit.  Most of the Bank’s deposit growth in 2011 and 2010 was in core deposits—interest-bearing and non-interest-bearing checking accounts, money market accounts and savings accounts.  Core deposits growth totaled $168.5 million, of which $159.3 million was from the Santa Lucia acquisition.

The Bank generally prices deposits at or slightly above the median rate by classification, based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted to balance the cost of funds versus funding needs and asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for 2011 and 2010.

The Bank is a participant in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with deposits in other network banks (in increments of less than the $250 thousand FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program became very attractive during the recent financial crisis and recession as local depositors sought out safety and yield.  As of December 31, 2011, the Bank had issued $47.2 million of certificates of deposit to local customers through the CDARS program, up from $34.3 million as of December 31, 2010.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2011:

Maturities of Time Deposits of $100,000 or More
(Dollars in thousands)
Three months or less	$32,644
Three months to six months	21,000
Six months to one year	35,967
Over one year	17,110
Total time deposits of $100,000 or more	$106,721

Short Term and Other Borrowings

Other borrowings as of December 31, 2010 consists of $349 thousand in proceeds from the sale of SBA-guaranteed loans that have been sold but are subject to a 90-day premium refund obligation.  Once the 90-day premium refund obligation period had elapsed in 2011, the transaction was recorded as a sale, with the loans and the secured borrowings removed from the balance sheet and the resulting gain on sale ($36 thousand) recorded in the consolidated statement of operations.  In February 2011, the SBA eliminated the refund obligation period, so the Bank is no longer required to defer gain recognition for SBA loan sales.

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.  As of December 31, 2011, the Bank had outstanding commitments to extend credit totaling $38.7 million and standby letters of credit totaling approximately $2.4 million.  See Note N to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2011.

Liquidity Management

The objective of our asset/liability strategy is to manage liquidity and interest rate risks to ensure the safety and soundness of the Bank and its capital base, while maintaining an adequate net interest margin in order to provide an appropriate return to shareholders.

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and securities, as well as increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash in the Federal Reserve Bank and other correspondent banks and short-term investments such as federal funds sold are the primary means for providing immediate liquidity.  The Bank had $61.6 million in cash and cash equivalents on December 31, 2011, and $10.8 million on December 31, 2010.

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

The Bank also has a secured borrowing facility through the FHLB.  FHLB borrowings can be structured over various terms ranging from overnight to ten years.  As of December 31, 2011, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow up to approximately 25 percent of its total assets. Based on this limitation and loans and securities pledged as of December 31, 2011, an additional $58.7 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth or meet deposit withdrawal requirements on a cost-effective basis.  The Bank has adequate loans to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

The Bank also has the ability to access the Federal Reserve Board’s “Discount Window” for additional secured borrowing should the need arise.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2011:

Long-Term Contractual Obligations

	Less than	1 thru 3	3 thru 5	More than
	1 year	years	years	5 years	Total
	(Dollars in thousands)
Junior subordinated debentures, at face value	$-	$-	$-	$8,248	8,248
Operating leases	648	1,183	1,135	4,303	7,269
Capital leases	-	-	-	-	-
Purchase obligations	-	-	-	-	-
Other long-term liabilities*	5,184	-	-	-	5,184
Total contractual obligations	$5,832	$1,183	$1,135	$12,551	$20,701

* Other long-term liabilities, consisting of warrant liabilities, have been reflected as "less than 1 year" because in March 2012 they were replaced with warrants that will be classified as equity.

While local deposits remain the primary source of deposits, the Bank also has alternate sources for competitive rate deposits.  Through the CDARS program (see Deposits earlier in this analysis), the Bank has the ability to bid on additional certificates of deposit through banks across the country if necessary to meet additional funding needs.  These “One-Way Buy” CDARS deposits, which are considered to be brokered deposits, are typically priced comparable to FHLB secured borrowing rates, but with no collateral required.  As of December 31, 2011, the Bank had no “One-Way Buy” CDARS deposits.

The Bank has a mix of deposits which includes some large deposit relationships, including 30 customers with deposits of $1 million or more totaling $88.3 million, approximately $45.2 million of which has been placed into the CDARS program.  Although these large deposit sources have been relatively stable in the past and the Bank currently has adequate liquidity, if a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB were materially reduced and the Bank is unable to develop alternate funding sources, the Bank might have difficulty funding loans or meeting deposit withdrawal requirements.

Bancorp is a company separate and apart from the Bank and must provide for its own liquidity, as well as that of its non-bank subsidiary, MAM.  As of December 31, 2011, Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $1.2 million in unrestricted cash.  MAM had no borrowings as of December 31, 2011, but had $7.0 million in redeemable preferred stock.  Unrestricted cash at MAM totaled $1.321 million on that date.  See Note R to the consolidated financial statements for additional financial information regarding Bancorp.

Under normal circumstances, substantially all of Bancorp’s revenues would be obtained from dividends declared and paid by the Bank.  However, because of the Bank’s net losses from 2009 through 2011, the Bank is required to obtain regulatory approval prior to the payment of any dividends.  See “Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends” and Note P to the consolidated financial statements for additional information regarding regulatory dividend and capital restrictions.

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

The following Interest Rate Sensitivity table portrays a “static” gap analysis of the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2011.  For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it is likely to be repriced, matures within its contractual terms, or is expected to be prepaid.  For example, based on their contractual terms, loans may reprice or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier.  That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

Interest Sensitivity - Static Gap Analysis
December 31, 2011	Sensitive to Rate Changes Within
	3	4 to 12	1 to 4	Over 4	Non-Rate-
	Months	Months	Years	Years	Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$104,591	$38,872	$83,316	$15,172	$(8,710)	$233,241
Investment securities	9,453	13,345	49,425	54,668	1,419	128,310
Other earning assets	66,649	-	-	-	10,276	76,925
Non-interest-earning assets	-	-	-	-	23,706	23,706
Total assets	180,693	52,217	132,741	69,840	26,691	462,182

Interest-Bearing Liabilities:
Non-maturity interest-bearing deposits	16,475	49,425	78,669	11,704	-	156,273
Certificates of deposit	48,867	76,197	23,739	127	266	149,196
Borrowed funds	-	-	-	-	-	-
Junior subordinated debentures	5,491	-	-	-	-	5,491
Non-interest-bearing liabilities and equity	-	-	-	-	151,222	151,222
Total liabilities and equity	70,833	125,622	102,408	11,831	151,488	462,182

Interest rate sensitivity gap	$109,860	$(73,405)	$30,333	$58,009	$(124,797)	$-

Cumulative interest rate sensitivity gap	$109,860	$36,455	$66,788	$124,797	$-

Cumulative gap to total earning assets	50%	17%	31%	57%

The table shows that during the first twelve months of 2012 $233 million of the interest earning assets are expected to reprice, as well as $196 million of interest bearing liabilities, which would indicate an asset-sensitive structure over that time period.  In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to increase, and in a declining interest rate environment net interest income would be expected to decrease.

One should use caution if attempting to predict future levels of net interest income through the use of this type of static gap analysis, however.  Significant adjustments can be, and often are, made to the balance sheet in the short-term.  The actual impact of interest rate movements on net interest income often differs significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the repricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures.  For example, many of the Bank’s loans are tied to the prime rate and adjust quickly when the Federal Reserve Board makes adjustments to the Federal Funds rate, which usually drives movements in the prime rate.  However, in a declining rate environment, as the Company experiencesd in 2008 and 2009, competitive pressures often keep deposit rates from dropping to the same degree and as quickly as loan rates.  On the other hand, in a rising rate environment customers may demand swift changes to deposit rates.

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

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through 2012 and 2013 and, if so, we expect to see certificate of deposit rates continue a slow decline.  Loan yields, on the other hand, are expected to improve in 2012, as rates on new loans have been stable and portions of the substantial discounts recognized on the acquired Santa Lucia Bank portfolio will be accreted into income, improving our net interest margin.  In the early stage of the next cycle of rising interest rates, however, we would expect to see deposits repricing slightly faster than loans because “floors” (minimum rates) have been implemented on much of the variable rate loan portfolio.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  A potential additional risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Management believes that the impact of inflation on financial results depends on the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, on earnings and capital.

San Luis Obispo and Santa Barbara Counties continue to have lower than average unemployment rates (8.8% and 8.7%, respectively, as of December 2011, as compared to a California statewide seasonally-adjusted rate of 10.9%, but both are above the nationwide seasonally-adjusted rate of 8.5%.  SLO County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  Although the local economy appears to be improving, there can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the near term.

Return on Equity and Assets

The following table shows the Company’s return (loss) on average assets and on average equity for past three years:

	2011	2010	2009
Return (Loss) on Average Assets	(1.10)%	(1.52)%	(3.19)%
Return (Loss) on Average Equity	(9.03)%	(11.64)%	(27.94)%

Item 8.  Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITORS’ REPORTS

December 31, 2011 and 2010

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ON THE CONSOLIDATED FINANCIAL STATEMENTS	F - 2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F - 4 to F - 5
Consolidated Statements of Operations	F - 6
Consolidated Statement of Changes in Shareholders’ Equity	F - 7
Consolidated Statements of Cash Flows	F - 8
Notes to Consolidated Financial Statements	F - 9 to F - 52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mission Community Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of Mission Community Bancorp and subsidiaries (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Las Vegas, Nevada
March 30, 2012

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

         The classification of certain warrants and preferred stock and changes in fair value of certain warrants presented in the 2010 consolidated financial statements has been previously restated.

March 31, 2011, March 29, 2012 as to the
              restatement discussed in our report

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

(in thousands, except per share data)

	2011	2010
ASSETS

Cash and Due from Banks	$61,621	$10,817
TOTAL CASH AND CASH EQUIVALENTS	61,621	10,817

Certificates of Deposit in Other Banks	3,592	550
Investment Securities Available for Sale	128,310	75,435

Loans Held For Sale	3,720	15,115

Loans Held for Investment:
Commercial and Industrial	32,379	20,656
Agricultural	9,272	1,022
Construction and Land Development	17,288	4,435
Real Estate	166,241	76,460
Leases, Net of Unearned Income	2,323	1,047
Consumer	2,018	1,491
TOTAL LOANS	229,521	105,111

Allowance for Loan and Lease Losses	(3,326)	(3,198)
NET LOANS	226,195	101,913

Federal Home Loan Bank Stock and Other Stock, at Cost	3,926	2,682
Premises and Equipment	15,713	3,199
Other Real Estate Owned	5,026	3,137
Company-Owned Life Insurance	7,786	2,979
Core Deposit Intangible Asset, Net of Accumulated Amortization	3,170	-
Accrued Interest and Other Assets	3,123	1,974
TOTAL ASSETS	$462,182	$217,801

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

(in thousands, except per share data)

	2011	2010
LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-Bearing Demand	$105,105	$22,910
Money Market, NOW and Savings	156,273	70,010
Time Deposits Under $100	42,475	20,397
Time Deposits $100 and Over	106,721	59,923
TOTAL DEPOSITS	410,574	173,240

Other Borrowings	-	349
Junior Subordinated Debt Securities	5,491	3,093
Accrued Interest and Other Liabilities	4,271	1,975
Warrant Liability	5,184	5,029
TOTAL LIABILITIES	425,520	183,686

Commitments and Contingencies - Notes E and N

Mezzanine Financing - Note L:
Redeemable Bancorp-Issued Preferred Stock, Series A, B and C; Liquidation Value of $1,205	1,205	1,205
Redeemable Subsidiary-Issued Preferred Stock; Liquidation Value of $7,000	7,000	-

Shareholders' Equity - Notes L and P:
Bancorp Preferred Stock - Authorized 10,000,000 Shares: Series D - $1 Par Value; 5,116 shares Issued and Outstanding in 2010; Liquidation Value of $5,116	-	5,068
Common Stock - No Par Value - Authorized 50,000,000 Shares; Issued and Outstanding: 7,755,066 in 2011 and 7,094,274 in 2010	40,825	37,825
Additional Paid-In Capital	2,375	1,209
Accumulated Deficit	(16,438)	(10,650)
Accumulated Other Comprehensive Income (Loss)	1,695	(542)
TOTAL SHAREHOLDERS' EQUITY	28,457	32,910
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$462,182	$217,801

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2011 and 2010

(in thousands, except per share data)

	2011	2010
INTEREST INCOME
Interest and Fees on Loans	$9,286	$7,539
Interest on Investment Securities	1,968	1,296
Other Interest Income	62	47
TOTAL INTEREST INCOME	11,316	8,882
INTEREST EXPENSE
Interest on Money Market, NOW and Savings Deposits	395	483
Interest on Time Deposits	993	1,192
Other Interest Expense	152	316
TOTAL INTEREST EXPENSE	1,540	1,991
NET INTEREST INCOME	9,776	6,891
Provision for Loan and Lease Losses	600	5,800
NET INTEREST INCOME AFTER PROVISION
FOR LOAN AND LEASE LOSSES	9,176	1,091
NON-INTEREST INCOME
Service Charges on Deposit Accounts	511	354
Gain on Sale of Loans	183	430
Loan Servicing Fees, Net of Amortization	99	135
Grants and Awards	500	600
Loss or Writedown of Fixed Assets and Other Real Estate Owned	(238)	(486)
Gain on Sale or Call of Available-For-Sale Securities	7	497
Change in Fair Value of Warrant Liability	1,932	3,573
Other Income and Fees	277	182
TOTAL NON-INTEREST INCOME	3,271	5,285
NON-INTEREST EXPENSE
Salaries and Employee Benefits	7,636	4,035
Occupancy Expenses	1,740	1,270
Furniture and Equipment	704	460
Data Processing	1,360	744
Professional Fees	1,215	589
Marketing and Business Development	326	145
Office Supplies and Expenses	335	238
Insurance and Regulatory Assessments	481	702
Loan and Lease Expenses	278	193
Other Real Estate Expenses	269	191
Fees Paid on Prepayment of Borrowed Funds	-	378
Provision for Unfunded Loan Commitments	180	-
Amortization of Core Deposit Intangible Asset	67	-
Other Expenses	857	542
TOTAL NON-INTEREST EXPENSE	15,448	9,487
LOSS BEFORE INCOME TAXES	(3,001)	(3,111)
Income Tax Expense	6	-
NET LOSS	$(3,007)	$(3,111)
NET LOSS ATTRIBUTABLE TO COMMON STOCK - NOTE O	$(5,788)	$(4,249)

Per Share Data (Note O):
Net Loss - Basic and Diluted	$(0.81)	$(0.97)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2011 and 2010

(in thousands, except per share data)

							Accumulated
				Additional			Other
	Preferred	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
	Stock	Shares	Amount	Capital	Loss	(Deficit)	Income (Loss)	Total

Balance at January 1, 2010	$5,068	1,345,602	$18,042	$242		$(6,401)	$482	$17,433

Effect of beneficial conversion feature of preferred stock (Series A and C)				882		(882)		-
Issuance of common stock and warrants in private placement, net of offering expenses of $181,728		5,000,000	24,818					24,818
Fair value of warrants issued , accounted for as liability			(8,602)					(8,602)
Issuance of common stock in shareholder rights offering, net of offering expenses of $176,880		748,672	3,567					3,567
TARP dividends paid						(256)		(256)
Stock-based compensation				85				85
Comprehensive Loss:
Net loss					$(3,111)	(3,111)		(3,111)
Less beginning of year unrealized gain on securities sold during the period, net of taxes of $-0-					(173)		(173)	(173)
Net unrealized (loss) on available-for-sale securities, net of taxes of $-0-					(851)		(851)	(851)
Total Comprehensive Loss					$(4,135)

Balance at December 31, 2010	$5,068	7,094,274	$37,825	$1,209		$(10,650)	$(542)	$32,910

Accretion of discount on subsidiary redeemable preferred stock and offering costs						(2,197)		(2,197)
Accretion of discount related to beneficial conversion feature of Series A and C preferred stock				118		(118)		-
Exercise of common stock warrants		660,792	3,000					3,000
Dividends declared:
TARP preferred stock						(286)		(286)
Subsidiary preferred stock						(180)		(180)
Net contribution from shareholder -
Santa Lucia merger - Note U				906				906
Redemption of preferred stock:
TARP preferred stock	(5,068)							(5,068)
Stock-based compensation				142				142
Comprehensive Loss:
Net loss					$(3,007)	(3,007)		(3,007)
Net unrealized gain on available-for-sale securities, net of taxes of $-0-					2,237		2,237	2,237
Total Comprehensive Loss					$(770)

Balance at December 31, 2011	$-	7,755,066	$40,825	$2,375		$(16,438)	$1,695	$28,457

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2011 and 2010

(in thousands)

	2011	2010
OPERATING ACTIVITIES
Net loss	$(3,007)	$(3,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	673	508
Amortization of premium on securities and loans, net	649	479
Amortization of core deposit intangible asset	67	-
Accretion of discount on assets acquired in merger	(768)	-
Amortization of discount on liabilities assumed in merger	19	-
Amortization of discount on TARP preferred stock	48	-
Provision for loan losses	600	5,800
Provision for losses on unfunded loan commitments	180	-
Stock-based compensation	142	85
(Gain) on sale or call of securities	(7)	(497)
Change in the fair value of warrant liability	(1,932)	(3,573)
Loss or write-down of other real estate and fixed assets	113	487
Loss on disposal or abandonment of fixed assets	125	-
Gain on loan sales	(183)	(430)
Losses (gains) on disposition of loans held for sale	69	-
Proceeds from loan sales	2,055	6,367
Loans originated for sale	(1,997)	(4,788)
Accruals for severance pay	463	-
Increase in company owned life insurance	(116)	(94)
Other, net	402	21
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,405)	1,254
INVESTING ACTIVITIES
Net decrease in Federal Home Loan Bank and other stock	331	312
Maturity (placement) of time deposits in other banks	(3,042)	(125)
Purchase of available-for-sale securities	(60,198)	(78,811)
Proceeds from maturities, calls and paydowns of available-for-sale securities	30,287	18,411
Proceeds from sales of available-for-sale securities	-	24,012
Net decrease in loans	6,865	4,730
Additional investments in other real estate owned	(111)	(81)
Proceeds from sale of other real estate owned	4,180	1,024
Purchases of premises and equipment	(292)	(453)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(21,980)	(30,981)
FINANCING ACTIVITIES
Cash and cash equivalents acquired in Santa Lucia merger	53,998	-
Net increase in demand deposits and savings accounts	9,206	14,160
Net increase (decrease) in time deposits	8,026	(4,690)
Net decrease in other borrowings	(349)	(5,650)
Proceeds from issuance of common stock	3,000	28,385
Proceeds from issuance of preferred stock and warrants, net of issuance costs	9,891	-
Redemption of TARP and subsidiary preferred stock	(8,116)	-
Payment of dividends	(467)	(256)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	75,189	31,949
NET INCREASE IN CASH AND CASH EQUIVALENTS	50,804	2,222
Cash and cash equivalents at beginning of year	10,817	8,595
CASH AND CASH EQUIVALENTS AT END OF YEAR	$61,621	$10,817

Supplemental disclosures of cash flow information:
Interest paid	$1,556	$2,064
Taxes paid	4	2
Supplemental schedule of non-cash investing activities:
Unrealized gain (loss) on available-for-sale securities	$2,237	$(1,025)
Real estate acquired by foreclosure	3,524	2,361
Non-cash assets acquired in Santa Lucia merger transaction	169,877	-
Liabilities assumed in Santa Lucia merger transaction	222,969	-
Net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	906	-
Loans transferred from held for investment to held for sale	-	16,925

The accompanying notes are an integral part of these consolidated financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of Mission Community Bancorp (“Bancorp”) and its subsidiaries, Mission Community Bank (“the Bank”) and Mission Asset Management, Inc. (“MAM”), and the Bank’s subsidiary, Mission Community Development Corporation (“MCDC”), collectively referred to herein as “the Company.”  All significant intercompany transactions have been eliminated.  The accounting and reporting policies of Mission Community Bancorp and Subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to classifications used in 2011, with no impact to net loss or shareholders’ equity.

Nature of Operations

Mission Community Bancorp
Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act, with no significant operations other than its investment in all of the outstanding common stock of the Bank and MAM.  Bancorp’s principal source of revenue is dividends from the Bank and MAM.

Mission Community Bank
The Bank has been organized as a single reporting segment and operates seven branches in the Central Coast area of California (in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria).  In addition, the Bank operates a loan production office in San Luis Obispo, with a primary focus on Small Business Administration (“SBA”) lending, and a Food and Agriculture Division, operating through a loan production office in Oxnard, California.

The Bank’s primary source of revenue is providing real estate, commercial (including SBA-guaranteed loans) and agricultural loans to customers, who are predominately small and middle-market businesses and individuals.

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

Mission Community Development Corporation
MCDC is a community development corporation that provides financing and services loans for small businesses and projects in low- to moderate-income areas.  The Board of Directors of MCDC consists of all members of the Board of Directors of the Company. Community development investment is limited to 5% of the Bank’s capital and up to 10% with prior approval by the Federal Reserve Board.  Operations of MCDC were not material for the years ended December 31, 2011 or 2010.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Segment Information

Management and the Board of Directors evaluate and manage the operations and financial performance on a Company-wide basis.  Accordingly, all financial services operations are considered by management to be a single operating segment.

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

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (“FRB”).  The Bank was in compliance with this requirement, with the minimum being $7,952,000 as of December 31, 2011.

The Company maintains amounts due from other banks which may, from time to time, exceed federally insured limits.  The Company has not experienced any losses in such accounts and as of December 31, 2011, none of these accounts exceeded the $250,000 FDIC insurance limit.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

Investments classified as neither trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as a separate component of other comprehensive income (loss), which is included in shareholders’ equity.  Interest income is recognized when earned and premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of securities are recorded using the specific identification method.  None of the Company’s investment securities were classified as either held-to-maturity or trading as of December 31, 2011 or 2010.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

An investment security is impaired when its amortized cost is greater than its fair value.  Investment securities that are impaired are evaluated on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether such a decline in their fair value is “other than temporary.”  Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the securities for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary.  The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other than temporary, and management does not intend to sell the security or it is more likely than not that the Bank will not be required to sell the security before recovery, only the portion of the impairment loss representing credit exposure is recognized as a charge to earnings, with the balance recognized as a charge to other comprehensive income (loss).  If management intends to sell the security or it is more likely than not that the Bank will be required to sell the security before recovering its forecasted cost, the entire impairment loss is recognized as a charge to earnings.

Loans

Loans that are not classified as held for sale are reported at the principal amount outstanding, less deferred fees, costs, premiums and discounts.  Substantially all loan origination fees, commitment fees, direct loan origination costs and purchased premiums and discounts on loans are deferred and recognized as an adjustment of yield to be amortized to interest income over the contractual term of the loan.  The unamortized balance of deferred fees and costs is reported as a component of net loans.

The Company may acquire loans through a business combination or a purchase for which differences may exist between the contractual cash flows and the cash flows expected to be collected due, at least in part, to credit quality.  Loans are evaluated individually to determine if there is credit deterioration since origination.  Such loans may then be aggregated and accounted for as a pool of loans based on common characteristics.  When the Company acquires such loans, the yield that may be accreted (accretable yield) is limited to the excess of the Company’s estimate of undiscounted cash flows expected to be collected over the Company’s initial investment in the loan.  The excess of contractual cash flows over the cash flows expected to be collected may not be recognized as an adjustment to yield, loss, or a valuation allowance.  Subsequent increases in cash flows expected to be collected generally are recognized prospectively through adjustment of the loan’s yield over its remaining life.  Decreases in cash flows expected to be collected are recognized as an impairment.  The Company may not “carry over” or create a valuation allowance in the initial accounting for loans acquired under these circumstances.  Also see Note D.

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

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. Restructured workout loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Both non-accrual loans and troubled debt restructurings are generally considered to be impaired.  Impairment is measured based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The change in the amount of impairment, including the change in the present value of impaired loans attributable to the passage of time, is reported as either an increase or decrease in the provision for loan and lease losses that otherwise would be reported.

Loans Held for Sale, Loan Sales and Servicing

Included in the portfolio are loans which are 50% to 90% guaranteed by the SBA.  SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value.  The guaranteed portion of these loans may be sold, with the Company retaining the unguaranteed portion.

The Company has adopted accounting standards issued by the Financial Accounting Standards Board (“FASB”) that provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under these standards, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  Included in commercial loans at December 31, 2010 was $349,458 in guaranteed portions of SBA loans sold and subject to a 90-day premium refund obligation.  In accordance with accounting standards for the sale of a portion of a loan, the Bank recorded the proceeds from the sale of the guaranteed portion of those SBA loans, which totaled $385,546, as a secured borrowing and included $349,458 of that amount in other borrowings on the consolidated balance sheet, with the $36,088 deferred premium recorded in other liabilities.  When the premium refund obligation elapsed the transaction was recorded as a sale, with the guaranteed portions of loans and the secured borrowings removed from the balance sheet and the resulting gain on sale recorded.  In February 2011, the SBA eliminated the refund obligation period, so the Bank has not been required to defer gain recognition for SBA loan sales after February 15, 2011.  The Company accounts for the transfer and servicing of financial assets based on the fair value of financial and servicing assets it controls and liabilities it has assumed, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

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

The Company’s investment in the loan is allocated between the retained portion of the loan, the servicing asset, and the sold portion of the loan on the date the loan is sold.  The carrying value of the retained portion of the loan is discounted based on the estimated value of a comparable non-guaranteed loan.  The servicing asset is recognized at fair value and amortized over the estimated life of the related loan.  Significant future prepayments of these loans will result in the recognition of additional amortization of related servicing assets.

At December 31, 2011 and 2010 the Company was servicing $48.9 million and $30.7 million, respectively, in loans previously sold or participated.  The Company has recorded servicing assets related to these sold loans of approximately $111,000 and $201,000 at December 31, 2011 and 2010, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Company used the following assumptions for sales recorded in 2011:

	Range	Weighted Average
Discount Rate	5.75% to 6.25%	5.94%
Estimated Life	48 months	48 months

These assumptions are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balance of the SBA loan servicing asset for 2011 and 2010:

(in thousands)	2011	2010

Balance at Beginning of Year	$201	$197
Additions to the Asset	30	92
Less amortization	(120)	(88)
Balance at End of Year	$111	$201

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2011 and 2010.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of operations.

All loans held by the Company’s MAM subsidiary are classified as held for sale and are carried at the lower of cost or fair value.  Those loans are valued by assessing the probability of borrower default using historical payment performance and available cash flows to the borrower.  The projected amount and timing of cash flows expected to be received, including collateral liquidation if repayment weaknesses exist, is then discounted using an effective market rate to determine the fair value as of the reporting date.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of credit losses inherent in the Company’s loan portfolio that have been incurred as of the balance-sheet date.  The allowance is established through a provision for loan and lease losses, which is charged to expense.  Adjustments to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Credit exposures determined to be uncollectible are charged against the allowance.  Cash received on previously charged off amounts is recorded as a recovery to the allowance.  The overall allowance consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are collectively evaluated for impairment.

The determination of the general reserve for loans that are collectively evaluated for impairment is based on estimates made by management to include, among other factors, consideration of historical losses by portfolio segment, internal asset classifications, and qualitative factors such as economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

The Company maintains a separate allowance for each portfolio segment (loan type).  These portfolio segments include commercial and industrial (including agricultural production loans), real estate construction (including land and development loans), real estate mortgage (including owner-occupied and non-owner-occupied commercial real estate, residential real estate and other real estate loans) and all other loans (including consumer loans and lease financing).  The allowance for loan and lease losses attributable to each portfolio segment, which includes both impaired loans and loans that are not impaired, are combined to determine the Company’s overall allowance, which is included on the consolidated balance sheets.

The Company assigns a risk rating to all loans except pools of homogeneous loans and those risk ratings are continuously reviewed and updated by management at least quarterly or as conditions dictate.  These risk ratings are also subject to semi-annual examination by independent specialists engaged by the Company and also by its regulators.  During its internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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
Doubtful – Loans classified doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently existing facts, conditions and values.

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
Consumer and installment loans – An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period.  Most installment loans are made directly for consumer purchases, but business loans granted for the purchase of heavy equipment or industrial vehicles may also be included.  Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans.  Weak economic trends indicate that the borrowers’ capacity to repay their obligations may be deteriorating.  Also included in consumer loans are credit card receivables, which generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.

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

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures and up to forty years for buildings.  Buildings recently acquired in the Santa Lucia Bank transaction (see Note U) are being depreciated over an estimated remaining life of 25 years.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan and lease losses, if necessary.  Other real estate owned is carried at the lower of the Company’s cost basis or fair value, less estimated costs to sell.  Fair value is based on current appraisals, adjusted for estimated selling costs and as additional information becomes available or as events warrant.  Any subsequent write-downs are charged against non-interest income and may be recognized as a valuation allowance.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses.  Other real estate held by the Company at December 31, 2011 and 2010, totaled $5,026,000 and $3,137,000, respectively, and was recorded net of $539,000 and $743,000 in valuation adjustments, respectively.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right to pledge or exchange the transferred assets (free of conditions that constrain it from taking advantage of that right), and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Company-Owned Life Insurance

Company-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Core Deposit Intangible Asset

Core deposit intangibles (the portion of an acquisition purchase price that represents value assigned to the existing deposit base) have finite lives and are amortized using the straight-line method over eight years.

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

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Any interest and penalties related to uncertain tax positions would be recorded as part of income tax expense.  No such interest or penalties were incurred in 2011 or 2010.

Comprehensive Income (Loss)

Changes in unrealized gain or loss on available-for-sale securities is the only component of accumulated other comprehensive income (loss) for the Company.

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Dividends on, and accretion of the liquidation value of, preferred stock are adjustments to net loss to arrive at net loss attributable to common shareholders.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.  However, diluted EPS is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

Stock-Based Compensation

The expense of equity-based compensation arrangements, including employee stock options, is recognized based on the grant-date fair value of those awards, over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  The fair value of each grant is estimated using the Black-Scholes option pricing model.  The Plans do not provide for the settlement of awards in cash, and new shares are issued upon exercise of an option.

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

Level 3:
Model based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimate of assumptions that market participants would use on pricing the asset or liability. Valuation techniques include management judgment and estimation which may be significant.

See Note S for more information and disclosures relating to the Company’s fair value measurements.

Adoption of New Accounting Standards

Troubled Debt Restructurings
In April 2011, the Financial Accounting Standards Board (“FASB“) issued Accounting Standards Update (“ASU“) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt restructuring.  ASU 2011-02 amends Accounting Standards Codification (“ASC”) Topic 310, Receivables, by clarifying guidance for creditors in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  The Company adopted ASU 2011-02 effective for the interim period ending September 30, 2011, and applied ASU 2011-02 retrospectively to January 1, 2011.  Adoption did not have a material impact on the consolidated financial statements.  See Note D for disclosure of the Company’s troubled debt restructurings.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Fair Value Measurement
In May 2011, FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance under U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011 and is not expected to have a significant on the Company’s consolidated financial statements.

Comprehensive Income
In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated.  ASU 2011-05 is effective for annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  ASU 2011-12 defers the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstates the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.  The Company will continue to disclose the effects of reclassifications in the footnotes to the financial statements.  No such reclassifications were made for the years ended December 31, 2011 or 2010.  The effective date for ASU 2011-12 is the same as for ASU 2011-05.  Neither ASU 2011-05 nor ASU 2011-12 is expected to have a significant impact on the consolidated financial statements.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets as available for sale.  The amortized cost of securities and their approximate fair values at December 31, 2011 and 2010, were as follows:

		Gross	Gross	Estimated
(in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities Available-for-Sale:

December 31, 2011:
U.S. Government agencies	$26,098	$331	$(12)	$26,417
Residential mortgage-backed securities	88,209	1,122	(38)	89,293
Municipal securities	4,820	239	(2)	5,057
Corporate debt securities	2,059	-	(4)	2,055
Asset-backed securities	5,429	79	(20)	5,488
	$126,615	$1,771	$(76)	$128,310

December 31, 2010:
U.S. Government agencies	$21,083	$48	$(270)	$20,861
Residential mortgage-backed securities	49,831	215	(566)	49,480
Municipal securities	2,917	20	(15)	2,922
Corporate debt securities	1,980	20	-	2,000
Asset-backed securities	165	7	-	172
	$75,976	$310	$(851)	$75,435

The scheduled maturities of investment securities at December 31, 2011, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities
(in thousands)	Amortized	Fair
	Cost	Value

Within one year	$2,049	$2,054
Due in one year to five years	15,311	15,419
Due in five years to ten years	33,368	33,742
Due in greater than ten years	75,887	77,095
	$126,615	$128,310

NOTE B - INVESTMENT SECURITIES – Continued

Included in accumulated other comprehensive income at December 31, 2011 were net unrealized gains on investment securities available-for-sale of $1,695,000.  Accumulated other comprehensive loss at December 31, 2010, included net unrealized losses on available-for-sale securities of $(542,000).  No deduction was made for income taxes on net unrealized gains (losses) as of December 31, 2011 or 2010.  During 2010 the Bank sold $24,012,000 of investment securities for net gains of $497,000.  No investment securities were sold in 2011.

Investment securities in a temporary unrealized loss position as of December 31, 2011 and 2010 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2011:
U.S. Government agencies	$2,082	$12	$-	$-	$2,082	$12
Residential mortgage-backed securities	9,731	38	-	-	9,731	38
Municipal securities	240	2	-	-	240	2
Corporate debt securities	1,055	4	-	-	1,055	4
Asset-backed securities	1,585	20	-	-	1,585	20
	$14,693	$76	$-	$-	$14,693	$76

December 31, 2010:
U.S. Government agencies	$15,984	$270	$-	$-	$15,984	$270
Residential mortgage-backed securities	37,274	566	-	-	37,274	566
Municipal securities	1,169	15	-	-	1,169	15
	$54,427	$851	$-	$-	$54,427	$851

As of December 31, 2011, the Company held seven securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of December 31, 2011 or 2010.  The unrealized losses relate principally to changes in market interest rate conditions.  None of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk and all continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of December 31, 2011, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of December 31, 2011 are other than temporarily impaired.

Investments securities carried at $10,686,000 and $5,969,000 as of December 31, 2011 and 2010, respectively, were pledged to secure public deposits as required by law.  Securities carried at $21,156,000 and $18,126,000 as of December 31, 2011 and 2010, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco, as described in Note G.

NOTE C – LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2011, 68% of the loan portfolio (67% as of December 31, 2010) was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 37% of the loan portfolio as of December 31, 2011, and 37% as of December 31, 2010.

Included in total loans are deferred loan origination costs (net of deferred loan origination fees) of $6,000 and $126,000 at December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, loans totaling $98,111,000 and $60,681,000, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, as described in Note G.

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

(in thousands)	2011	2010

Balance at Beginning of Year	$3,198	$5,537
Provision for Loan and Lease Losses Charged to Expense	600	5,800
Loans Charged Off:
Loans Held for Investment	(655)	(2,698)
Fair Value Adjustments Upon Reclassification to Held for Sale	-	(5,488)
Recoveries on Loans Previously Charged Off	183	47
Balance at End of Year	$3,326	$3,198

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

Changes in the allowance for loan and lease losses for the years ended December 31, 2011 and 2010, are shown below disaggregated by portfolio segment:

(in thousands)
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off		Plus Recoveries on Loans Previously Charged Off:	Balance at End of Year

	Year Ended December 31, 2011
Construction and land development	$531	$(373)		$-	$-	$158
Commercial real estate - owner-occupied	164	86		(21)	23	252
Commercial real estate - non-owner-occupied	697	94		(130)	15	676
Residential real estate	501	251		(171)	59	640
All other real estate loans	4	-		-	-	4
Commercial and industrial loans	1,021	560		(290)	71	1,362
Consumer and all other loans and lease financing	124	28		(43)	15	124
Unallocated	156	(46)		-	-	110
Totals	$3,198	$600	$	(655)	$183	$3,326

	Year Ended December 31, 2010
Construction and land development	$1,529	$1,738		$(2,755)	$19	$531
Commercial real estate - owner-occupied	669	822		(1,327)	-	164
Commercial real estate - non-owner-occupied	1,273	235		(811)	-	697
Residential real estate	163	1,679		(1,341)	-	501
All other real estate loans	248	(9)		(235)	-	4
Commercial and industrial loans	867	1,710		(1,583)	27	1,021
Consumer and all other loans and lease financing	275	(18)		(134)	1	124
Unallocated	513	(357)		-	-	156
Totals	$5,537	$5,800	$	(8,186)	$47	$3,198

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table shows the Bank’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

(in thousands)	Risk Ratings
		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of December 31, 2011:
Construction and land development	$13,931	$157	$3,200	$-	$17,288
Commercial real estate - owner-occupied	68,899	-	4,529	-	73,428
Commercial real estate - non-owner-occupied	49,139	5,154	5,106	-	59,399
Residential real estate	27,672	491	3,218	-	31,381
All other real estate	1,895	138	-	-	2,033
Commercial and industrial	32,154	250	6,766	88	39,258
Consumer and all other loans and lease financing	6,734	-	-	-	6,734
Total Loans	$200,424	$6,190	$22,819	$88	$229,521

As of December 31, 2010:
Construction and land development	$2,932	$179	$1,324	$-	$4,435
Commercial real estate - owner-occupied	29,590	-	1,023	-	30,613
Commercial real estate - non-owner-occupied	22,477	6,077	781	-	29,335
Residential real estate	15,322	-	-	-	15,322
All other real estate	1,315	-	-	-	1,315
Commercial and industrial	14,873	150	877	13	15,913
Consumer and all other loans and lease financing	8,046		132	-	8,178
Total Loans	$94,555	$6,406	$4,137	$13	$105,111

During 2010 the Bank reclassified $22,413,000 of loans with risk ratings of substandard or doubtful to “held for sale,” adjusting the carrying value of those loans by $5,488,000, to reflect their approximate fair values, through charge-offs to the allowance for loan losses.  Those loans were sold from the Bank to MAM following the adjustment to fair value.  As of December 31, 2011 and 2010, loans held for sale totaled $3,720,000 and $15,115,000, respectively.  Loans held for sale as of December 31, 2011 and 2010, included $1,997,000 and $10,011,000, respectively, of impaired loans.

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table shows information related to impaired loans (excluding loans held for sale) as of and for the year ended December 31, 2011:

(in thousands)
		Commercial Real Estate
	Construction and Land	Owner-	Non-Owner-	Residential Real	All Other Real	Commercial and	Consumer and All Other Loans and		Total
	Development	Occupied	Occupied	Estate	Estate	Industrial	Leases	Unallocated	Loans
Loans Held for Investment as of December 31, 2011:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$-	$-	$396	$-		$396
Impaired Loans With No Allowance Recorded	-	1,028	-	-	-	423	-		1,451
Total Loans Individually Evaluated For Impairment	-	1,028	-	-	-	819	-		1,847
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	5,671	14,420	16,993	4,278	-	3,920	187		45,469
Total Loans Held for Investment	$17,288	$73,428	$59,399	$31,381	$2,033	$39,258	$6,734		$229,521
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$443	$-		$443
Impaired Loans With No Allowance Recorded	-	1,045	-	-	-	518	-		1,563
Total Loans Individually Evaluated For Impairment	-	1,045	-	-	-	961	-		2,006
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	9,981	16,350	18,954	5,129	-	6,132	191		56,737
Total Loans Held for Investment	$21,598	$75,375	$61,360	$32,232	$2,033	$41,612	$6,738		$240,948
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$81	$-		$81
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	-	-	81	-		81
Loans Collectively Evaluated For Impairment	157	253	675	640	4	1,282	124	$110	3,245
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$157	$253	$675	$640	$4	$1,363	$124	$110	$3,326

For the Year Ended December 31, 2011:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$224	$-		$224
Impaired Loans With No Allowance Recorded	-	1,011	-	-	-	341	3		1,352
Total Loans Individually Evaluated For Impairment	$-	$1,011	$-	$-	$-	$565	$3		$1,576
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

Loans Held for Investment as of December 31, 2010:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$-	$-	$1,010	$-		$1,010
Impaired Loans With No Allowance Recorded	356	326	-	-	-	301	-		983
Total Loans Individually Evaluated For Impairment	356	326	-	-	-	1,311	-		1,993
Loans Collectively Evaluated For Impairment	4,079	30,287	29,335	15,322	1,315	14,602	8,178		103,118
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$4,435	$30,613	$29,335	$15,322	$1,315	$15,913	$8,178		$105,111
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$1,424	$-		$1,424
Impaired Loans With No Allowance Recorded	375	396	-	-	-	322	-		1,093
Total Loans Individually Evaluated For Impairment	375	396	-	-	-	1,746	-		2,517
Loans Collectively Evaluated For Impairment	4,079	30,287	29,335	15,322	1,315	14,602	8,178		103,118
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$4,454	$30,683	$29,335	$15,322	$1,315	$16,348	$8,178		$105,635
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$9	$-		$9
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	-	-	9	-		9
Loans Collectively Evaluated For Impairment	530	165	696	501	4	1,012	124	$157	3,189
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$530	$165	$696	$501	$4	$1,021	$124	$157	$3,198

For the Year Ended December 31, 2010:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$1,817	$2,053	$1,393	$94	$-	$1,193	$226		$6,776
Impaired Loans With No Allowance Recorded	307	46	958	-	-	299	-		1,610
Total Loans Individually Evaluated For Impairment	$2,124	$2,099	$2,351	$94	$-	$1,492	$226		$8,386
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	27	-		27
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$27	$-		$27

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) by delinquency status as of the dates indicated:

(in thousands)
		Commercial Real Estate
	Construction and Land	Owner-	Non-Owner-	Residential Real	All Other Real	Commercial and	Consumer and All Other Loans and	Total
	Development	Occupied	Occupied	Estate	Estate	Industrial	Leases	Loans
As of December 31, 2011:
Recorded Balance of Loans Past Due:
30-59 Days	$492	$594	$-	$-	$-	$549	$-	$1,635
60-89 Days	-	-	-	423	-	220	-	643
90+ Days	1,164	1,007	-	-	-	552	-	2,723
Total Past Due	1,656	1,601	-	423	-	1,321	-	5,001
Loans in Current Payment Status	15,632	71,827	59,399	30,958	2,033	37,937	6,734	224,520
Total Loans	$17,288	$73,428	$59,399	$31,381	$2,033	$39,258	$6,734	$229,521

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Loans in Non-accrual Status	1,872	1,392	112	1,149	-	2,032	-	6,557

As of December 31, 2010:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$-	$-	$-	$-	$237	$38	$275
60-89 Days	-	681	-	-	-	165	-	846
90+ Days	-	-	-	-	-	821	-	821
Total Past Due	-	681	-	-	-	1,223	38	1,942
Loans in Current Payment Status	4,435	29,932	29,335	15,322	1,315	14,690	8,140	103,169
Total Loans	$4,435	$30,613	$29,335	$15,322	$1,315	$15,913	$8,178	$105,111

Loans 90+ Days Past Due and Accruing	$-	$-	$-	$-	$-	$-	$-	$-
Loans in Non-accrual Status	-	641	-	-	-	1,352	-	1,993

1 Includes pooled loans acquired with deteriorated credit quality. Management evaluates estimated cash flows subsequent to acquisition. If cash flows have not decreased, the pooled acquired loans remain in performing status.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Bank, for economic reasons related to the borrower’s financial difficulties, grants a concession to the borrower. Such concessions may be granted in various forms, including reduction in the standard interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  No significant level of troubled debt restructurings were effected in 2011 and no troubled debt restructurings were in accruing status and less than 90 days past due as of December 31, 2011 or 2010.  The Bank has no commitments to lend additional funds under loans classified as troubled debt restructurings as of December 31, 2011.

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected, and the estimated fair value of loans acquired in the Santa Lucia Bank merger (see Note U), as of October 21, 2011, the closing date for that transaction:

Loans Acquired in Santa Lucia Bank Merger
(in thousands)
	Construction and Land	Real	Commercial and	Consumer and All Other Loans and	Total Loans
	Development	Estate	Industrial	Leases	Acquired
Contractually required payments (principal and interest):
Loans With Credit Deterioration Since Origination	$11,041	$48,793	$6,913	$227	$66,974
Purchased Non-Credit-Impaired Loans	3,555	76,982	16,028	1,255	97,820
Total Loans Acquired	$14,596	$125,775	$22,941	$1,482	$164,794
Cash flows expected to be collected (principal and interest):
Loans With Credit Deterioration Since Origination	$6,514	$44,444	$4,609	$220	$55,787
Purchased Non-Credit-Impaired Loans	3,323	72,015	15,210	1,205	91,753
Total Loans Acquired	$9,837	$116,459	$19,819	$1,425	$147,540
Fair value of loans acquired:
Loans With Credit Deterioration Since Origination	$5,761	$37,247	$3,964	$188	$47,160
Purchased Non-Credit-Impaired Loans	3,088	56,822	13,813	1,063	74,786
Total Loans Acquired	$8,849	$94,069	$17,777	$1,251	$121,946

These amounts were determined based on the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.  As of December 31, 2011, there was no allowance for credit losses on loans acquired with credit deterioration.

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

(in thousands)	2011
Balance at Beginning of Year	$-
Additions as a Result of the Santa Lucia Bank Merger	3,579
Accretion to Interest Income	(290)
Transfers from Non-Accretable Discount to Accretable	-
Balance at End of Year	$3,289

NOTE E - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED

A summary of premises and equipment as of December 31 follows (in thousands):

	2011	2010

Land	$4,986	$977
Buildings	9,462	767
Leasehold Improvements	815	1,353
Furniture, Fixtures, and Equipment	3,961	3,325
	19,224	6,422
Accumulated Depreciation and Amortization	(3,511)	(3,223)
Net Premises and Equipment	$15,713	$3,199

Premises and equipment acquired in the Santa Lucia Bank merger (see Note U), primarily land and bank buildings, totaled $13,021,000 on the acquisition date.

The Bank has entered into operating leases for certain of its branches and operating facilities, which expire at various dates through 2024.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $1,101,000 in 2011 (including $266,000 in lease termination expenses) and $819,000 in 2010.

At December 31, 2011, the approximate future minimum annual expense under these leases for the next five years is as follows:

(in thousands)
2012	$648
2013	606
2014	577
2015	567
2016	568
Later years	4,303
$7,269

Included in the above table are obligations under a 15-year lease for an administrative office in San Luis Obispo, California, in which the Bank also operates a full-service branch office.  Currently the lease provides for rentals of $40,352 per month.

The minimum rental payments shown above are given for the existing lease obligations only and do not represent a forecast of future rents.  Future increases in rent are not included unless the increases are scheduled and currently determinable.

NOTE E - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED - Continued

Following is a summary of the changes in the balance of other real estate owned for 2011 and 2010 (in thousands):

	2011	2010

Balance at Beginning of Year	$3,137	$2,206
Other Real Estate Acquired in Santa Lucia Merger - Note U	2,548	-
Other Real Estate Acquired by Foreclosure	3,524	2,361
Additional Investments in Other Real Estate	111	81
Sales of Other Real Estate	(4,180)	(1,051)
Net Losses and Write-downs of Other Real Estate	(114)	(460)
Balance at End of Year	$5,026	$3,137

 NOTE F - DEPOSITS

At December 31, 2011, the scheduled maturities of time deposits are as follows (in thousands):

Due in One Year	$126,067
Due in One to Two Years	18,778
Due in Two to Three Years	4,351
$149,196

The Bank issued $47,155,000 of brokered deposits as of December 31, 2011, 100% of which were fully-insured reciprocal brokered deposits issued through the Certificate of Deposit Account Registry Service (“CDARS”) program.  One of the Bank’s customers comprised $38.2 million, or 9.3%, of the Bank’s total deposits as of December 31, 2011, including $37.5 million, or 79.5% of the total CDARS deposits.

NOTE G - OTHER BORROWINGS

Other borrowings on the December 31, 2010 balance sheet of $349,000 consists of proceeds from the sale of SBA loans that have been sold but are subject to a 90-day premium refund obligation.  Once the 90-day premium refund obligation period had elapsed, the transaction was recorded as a sale, with the loans and the secured borrowings removed from the balance sheet and the resulting gain on sale ($36,000) recorded in the consolidated statement of operations.  See Note A for further discussion of loans held for sale.

In October 2010 the Bank chose to prepay all remaining FHLB borrowings, incurring a prepayment penalty of $378,000, which is included in non-interest expenses.  As of December 31, 2011, loans of approximately $98,111,000 and securities of approximately $21,156,000 were pledged to the FHLB to secure potential borrowings.  Utilizing that collateral, the Bank had the capability to borrow up to $58.7 million from the FHLB.

As of December 31, 2011, the Bank also had access to the Federal Reserve Bank of San Francisco’s (“FRB-SF”) “Discount Window” for additional secured borrowing should the need arise.  However, no loans or securities had been pledged to secure those potential borrowings as of that date.

The Bank also has a $4.0 million unsecured borrowing line with a correspondent bank.  As of December 31, 2011, there was no balance outstanding on this line.

NOTE H - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at 3-month LIBOR plus 2.95%, for an effective rate of 3.353% as of December 31, 2011.  The debt securities can be redeemed at par.

On October 21, 2011 the Company assumed an obligation of Santa Lucia Bancorp (“SL Bancorp”) under an Indenture dated as of April 28, 2006 by and between SL Bancorp and Wells Fargo, National Association, as trustee (the “Indenture”)(the “Debt Assumption”).  The Debt Assumption was undertaken in connection with the merger transactions described in Note U.  Pursuant to the Indenture an aggregate of $5,155,000 in Junior Subordinated Debt Securities due July 7, 2036 (the “Debt Securities”) were issued by SL Bancorp to Santa Lucia Bancorp (CA) Statutory Trust on April 28, 2006.  The Debt Securities require quarterly distributions and bear interest at a variable rate which resets quarterly at 3-month LIBOR plus 1.48%, for an effective rate of 1.883% as of December 31, 2011.  The Debt Securities are redeemable, in whole or in part, without penalty.  The Debt Securities were recorded on the date of acquisition at fair value of $2.38 million.  The related discount is being amortized to interest expense over the remaining life of the instrument (see Note U).

The Company also holds a 3% minority interest in each of Mission Community Capital Trust and Santa Lucia Bancorp (CA) Statutory Trust. The balance of the equity of Mission Community Capital Trust and of Santa Lucia Bancorp (CA) Statutory Trust is comprised of mandatorily redeemable preferred securities. Neither Mission Community Capital Trust nor Santa Lucia Bancorp (CA) Statutory Trust is consolidated into the Company’s financial statements.

The Federal Reserve Board has ruled that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as Mission Community Capital Trust and Santa Lucia Bancorp (CA) Statutory Trust, net of the bank holding company’s investment in the SPE’s, qualify as Tier 1 Capital, subject to certain limits.

NOTE I - INCOME TAXES

The income tax expense for the years ended December 31, 2011 and 2010 is comprised of the following:

(in thousands)	2011	2010

Current Taxes:
Federal	$-	$-
State	6	-
	6	-
Deferred	(2,124)	(2,835)
Change in Valuation Allowance	2,124	2,835
Income Tax Expense	$6	$-

NOTE I - INCOME TAXES - Continued

A comparison of the federal statutory income tax rates to the Company’s effective income tax (benefit) follows:

	2011		2010
(in thousands)	Amount	Rate	Amount	Rate

Federal Tax Rate	$(1,020)	34.0%	$(1,058)	34.0%
California Franchise Taxes, Net of Federal Tax Benefit	(358)	11.9%	(483)	15.5%
Change in Fair Value of Warrant Liability	(657)	21.9%	(1,215)	39.1%
Change in Valuation of Allowance for Deferred Tax Assets (excluding securities available for sale and acquisition effects)	2,124	(70.8)%	2,835	(91.1)%
Interest on Municipal Securities and Loans	(94)	3.1%	(93)	3.0%
Increase in Cash Surrender Value of Company-Owned Life Insurance	(39)	1.3%	(32)	1.0%
Other Items - Net	50	(1.7)%	46	(1.5)%
Income Tax Expense	$6	(0.3)%	$-	(0.0)%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

NOTE I - INCOME TAXES - Continued

The following is a summary of the components of the net deferred tax asset (liability) accounts recognized in the accompanying consolidated balance sheets:

(in thousands)	2011	2010

Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$258	$374
Unrealized Loss on Available-for-Sale Securities	-	222
Reserve for Impaired Security	114	118
Other Real Estate Owned	357	500
Interest on Non-Accrual Loans	9	79
Net Operating Loss Carryforwards	8,936	6,653
Charitable Contribution Carryforwards	137	92
Accrued Expenses	365	110
Deposits	1,057	-
Other	119	62
Deferred Tax Assets Before Valuation Allowance	11,352	8,210

Deferred Tax Valuation Allowance	(8,464)	(7,631)
Total Deferred Tax Assets	2,888	579
Deferred Tax Liabilities:
Deferred Loan Costs	(155)	(196)
Core deposit intangible asset	(369)	-
Junior subordinated debentures	(1,062)	-
Depreciation Differences	(233)	(83)
Unrealized Gain on Available-for-Sale Securities	(695)	-
BEA Award Deferred for Tax Purposes	(312)	(226)
Other	(62)	(74)
Total Deferred Tax Liabilities	(2,888)	(579)
Net Deferred Tax Assets	$-	$-

The valuation allowance was established because of the Company’s ongoing operating losses and cumulative deficit position.  The Company has net operating loss (“NOL”) carry forwards of approximately $21,680,000 for federal income and $21,873,000 for California franchise tax purposes, which can be utilized to offset future taxable income.  The federal and California net operating loss carry forwards, to the extent not used, will expire from 2028 through 2031.  In connection with the 2010 common stock purchase transactions described in Note L, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if there is more than a 50 percentage point change in the ownership of the Company during any three-year period, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual limitation based on the value of the Company at the ownership change date.  The ownership change did not reduce the aggregate NOL for federal and state tax purposes.  However, the annual usable NOL going forward is limited to approximately $671,000 per year for losses incurred prior to the ownership change.

NOTE I - INCOME TAXES - Continued

As of December 31, 2011, tax years for 2007 through 2011 remain open to audit by the Internal Revenue Service and by the California Franchise Tax Board.  In the opinion of management, all significant tax positions taken, or expected to be taken, by the Company in any open tax year would more likely than not be sustained upon examination by the tax authorities.

NOTE J - STOCK OPTION PLANS

The Company adopted in 1998 a stock option plan under which 180,000 shares of the Company’s common stock may be issued.  The 1998 Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted and received shareholder approval for the Mission Community Bancorp 2008 Stock Incentive Plan.  The 2008 Plan provides for the grant of various equity awards, including stock options.  A total of 201,840 common shares may be issued under the 2008 Plan.  As of December 31, 2011, an additional 8,621 stock options or other equity awards may be granted under the 2008 Plan.

On September 27, 2011 the Board of Directors of the Company approved and adopted the Mission Community Bancorp 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan has also been approved by the Company’s shareholders.  The 2011 Plan provides for the issuance of both “incentive” and “nonqualified” stock options, restricted stock awards, stock appreciation rights and stock awards.  Awards under the 2011 Plan may be made to salaried officers and employees of the Company and its affiliates, to non-employee directors of the Company and its affiliates, and to consultants providing services to the Company and its affiliates.  Awards under the 2011 Plan may be granted on such terms and conditions as are established by the Board of Directors or an authorized Committee of the Board of Directors in its discretion.  Awards may be granted as performance-based compensation under section 162(m) of the Internal Revenue Code.  A total of 496,599 common shares may be issued under the 2011 Plan.  As of December 31, 2011, an additional 421,599 stock options or other equity awards may be granted under the 2011 Plan.

Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, for a term of ten years, with vesting generally occurring ratably over five years.  The 2008 and 2011 Plans do not provide for the settlement of awards in cash, and new shares are issued upon exercise of an option.  The Plans permit acceleration of vesting of all options under certain circumstances.  The Company recognized in 2011 and 2010 stock-based compensation of $143,000 and $85,000, respectively, which represents the fair value of options vested during those years.  No income tax benefits related to that stock-based compensation were recognized in 2011 or 2010.

NOTE J - STOCK OPTION PLANS - Continued

During 2011 the Company granted to three of its executive and senior officers options to purchase a total of 60,000 shares of common stock at an exercise price of $5.00 per share.  These incentive stock options were granted under the 2008 Plan, vest over five years, and expire ten years after the date of grant.  In addition, the Company granted to the Bank’s chief executive officer options to purchase a total of 75,000 shares of common stock.  These non-qualified stock options were granted under the 2011 Plan and have similar terms to the incentive stock options granted in 2011.  The fair values of options granted in 2011, determined using the Black-Scholes option pricing model, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011	7/26/2011	11/22/2011
Number of options granted	20,000	20,000	20,000	75,000
Exercise price	$5.00	$5.00	$5.00	$5.00
Market price of common stock	$3.65	$3.61	$3.55	$3.50
Expected stock price volatility	37.4%	37.3%	36.2%	35.2%
Expected option life	6 years	6 years	6.5 years	8.0 years
Risk-free interest rate	2.32%	2.53%	2.07%	1.59%

Weighted average fair value of all options granted during the year				$1.08

In 2010, the Company granted to its chief executive officer options to purchase a total of 100,368 shares of common stock at an exercise price of $5.00 per share.  These non-qualified stock options were granted under the 2008 Plan, vest over three years, and expire ten years after the date of grant.  The fair value ascribed to those options, was estimated on the date of grant using the following assumptions:

	Date of grant	7/1/2010
Number of options granted		100,368
Exercise price		$5.00
Market price of common stock		$5.00
Expected stock price volatility		45.6%
Expected option life		10 years
Risk-free interest rate		1.80%

Weighted average fair value of options granted during 2010		$2.85

The Company’s use of the Black-Scholes option valuation model uses the following key assumptions:

•	The risk-free rate is for periods within the contractual life of the option based on the U.S. Treasury rate for the expected life of the option on the grant date.
•	The expected life is based on management’s best estimate of the life for each specific grant, considering both vesting terms and contractual life.
•	Expected volatility is based on the company’s historical common stock trading activity, consistent with the expected life of the option.
•	No return from dividends has been assumed because the Company has no current plans to pay dividends on common stock over the estimated life of the options.

NOTE J - STOCK OPTION PLANS - Continued

A summary of the status of the Company’s fixed stock option plans as of December 31, 2011 and changes during the year are presented below:

		Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic Value of In-the-Money
	Shares	Price	Term	Options
Outstanding at beginning of year	183,432	$10.39
Options granted	135,000	5.00
Options exercised	-
Options forfeited or expired	(21,213)	11.81
Outstanding at end of period	297,219	$7.84	7.9 Years	$-

Options exercisable at end of period	87,094	$13.47	4.9 Years	$-
Options Vested or Expected to Vest	297,219	$7.84	7.9 Years	$-

No options were exercised in 2011 or 2010.

As of December 31, 2011, the Company has unvested options outstanding with unrecognized compensation expense totaling $305,000, which is scheduled to be recognized as follows (in thousands):

2012	$143
2013	85
2014	29
2015	29
2016	19
Total unrecognized compensation cost	$305

NOTE K – DEFINED CONTRIBUTION PLAN

The Company has adopted a defined contribution plan, the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), covering substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was $-0- in 2011 and $(5,000) in 2010.  The negative expense in 2010 was due to an adjustment to the December 31, 2009, accrued 401k Plan liability.

NOTE L - PREFERRED AND COMMON STOCK

Redeemable Series A Preferred Stock (100,000 shares issued and outstanding) – the Series A Preferred Stock has a $5.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one-half share of voting common stock of the Company.  Series A shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock.  Series A shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions (“CDFI”) Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a one-for-two exchange).  These shares were issued for $392,194 (net of issuance costs of $107,806) pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.  The Certificate of Determination for the Series A Preferred Stock provides for a beneficial conversion feature that was triggered by the issuance of Common Stock in a private placement in the second quarter of 2010 (see “Common Stock” within this Note L) at a price below the conversion price, and again by the further issuance of Common Stock through exercise of warrants in the fourth quarter of 2011.  This beneficial conversion impacts the Company’s loss per common share. Further, these preferred shares contain redemption provisions that are outside of the control of the Company.  As a result, these preferred shares are presented as mezzanine financing at their redemption value.

Redeemable Series B Preferred Stock (20,500 shares issued and outstanding) – the Series B Preferred Stock has a $10.00 stated value and is non-voting, non-convertible and non-redeemable.  Series B shares are not entitled to any fixed rate of return but do participate on the same basis in any dividends declared on the Company’s common stock. In the event of liquidation, the holders of Series B shares will be entitled to a liquidation preference of $10.00 per share before the holders of common stock receive any distributions.  Additionally, in the event of a specified “change in control event” (including certain mergers or sales of assets), holders of the Series B Preferred Stock shall be entitled to receive payment on the same basis as the holders of the common stock of the Company.  These shares were issued for $191,606 (net of issuance costs of $13,394) pursuant to an investment from the National Community Investment Fund (“NCIF”).  In connection with this investment, NCIF also purchased 29,500 shares of the Company’s common stock for $10.00 per share.  As part of the investment agreement the Company, by covenant, agreed that so long as NCIF or any successor owns and holds any of the Series B Preferred Stock the Company will remain a CDFI and will meet certain reporting requirements.  Because maintaining its CDFI status is not solely within the Company’s control, these preferred shares are presented as mezzanine financing at their redemption value.

NOTE L - PREFERRED AND COMMON STOCK - Continued

Redeemable Series C Preferred Stock (50,000 shares issued and outstanding) – the Series C Preferred Stock has $10.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one share of voting common stock of the Company.  Series C shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a one-to-one exchange) in any dividends declared on the Company’s common stock.  Series C shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series C shares will be entitled to a liquidation preference of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) before the holders of common stock receive any distributions.  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.  The Certificate of Determination for the Series C Preferred Stock provides for a beneficial conversion feature that was triggered by the issuance of Common Stock in a private placement in the second quarter of 2010 (see “Common Stock” within this Note L) at a price below the conversion price, and again by the further issuance of Common Stock through exercise of warrants in the fourth quarter of 2011.  This beneficial conversion impacts the Company’s loss per common share. Further, these preferred shares contain redemption provisions that are outside of the control of the Company.  As a result, these preferred shares are presented as mezzanine financing at their redemption value.

The conversion feature for the Series A and C Preferred Stock is adjusted based on issuances or deemed issuances of common shares at lower prices.  As of December 31, 2011, the Series A and C Preferred shares are convertible into 220,264 shares of Common Stock.  This beneficial conversion feature resulted in $118,000 and $882,000 of discount accretion in 2011 and 2010, respectively.  See Note O.

As a result of the change in control in 2010 (see below), the Company is likely to lose its status as a CDFI.  Accordingly, the total redemption value for the Series A, B and C shares is $1,205,000.

Series D Preferred Stock – On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of a new Series D Fixed Rate Cumulative Perpetual Preferred Stock (the “Series D Preferred”) having a liquidation preference of $1,000 per share and a 5% cumulative dividend rate.  This transaction was a part of the Capital Purchase Program of the Treasury’s Troubled Asset Relief Program (TARP).  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.  On December 28, 2011, after receiving the required regulatory approvals, Mission Community Bancorp elected to redeem the Series D Preferred at the original purchase price plus accrued but unpaid dividends.

NOTE L - PREFERRED AND COMMON STOCK - Continued

Common Stock – As of December 31, 2011 and 2010, the Company had 7,755,066 and 7,094,274 shares, respectively, of common stock outstanding.

On December 22, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Carpenter Fund Manager GP, LLC, (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).  On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement, as amended, by and between the Company and the Manager on behalf of the Investors.  At the Initial Closing the Investors purchased an aggregate of 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock of the Company for an aggregate purchase price of $10,000,000.  The warrants are exercisable for a term of five years from issuance at an exercise price of $5.00 per share and contain anti-dilution provisions, which are discussed in more detail below.  On June 15, 2010, the Investors purchased an aggregate of 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock at a purchase price of $5.00 per unit of one share of common stock and one warrant in the second closing under the Securities Purchase Agreement (the “Second Closing”), for an aggregate purchase price of $15,000,000.  These warrants are also exercisable for a term of five years from issuance at an exercise price of $5.00 per share and contain similar anti-dilution provisions.  The warrants issued in the Initial Closing and in the Second Closing are collectively referred to herein as the “Investor Warrants.”  The Company used a substantial majority of the proceeds from the First and Second Closings to enable a newly-formed wholly owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering closed on December 15, 2010, with the issuance of 748,672 shares of common stock and warrants to purchase 748,672 shares of common stock, for an aggregate purchase price of $3,743,360.

Mission Asset Management, Inc. Preferred Stock and Company Warrants – As further described in Note U, Mission Asset Management, Inc. issued on October 21, 2011, an aggregate of 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “Company Warrants”).  The Company Warrants are exercisable at a price of $4.54 per share for a term of 10 years from issuance.  The MAM Preferred Stock and the Company Warrants were issued for an aggregate purchase price of $10 million.  In December 2011, a total of 660,792 Company Warrants were exercised, leaving 1,541,849 Company Warrants outstanding as of December 31, 2011.  In December 2011, $3,000,000 of the MAM Preferred Stock was redeemed.  These preferred shares include redemption provisions that are outside the control of the Company.  Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $7,000,000 at December 31, 2011.

In addition to customary anti-dilution provisions, the Investor Warrants and the Company Warrants contain certain anti-dilution features that cause these warrants to be reflected as derivative liabilities pursuant to ASC 815—at their fair values—in the consolidated balance sheets rather than as components of equity.  Subsequent changes in their fair values are recognized as gains or losses through non-interest income, which impacts net loss and loss per share in the consolidated statement of operations.  See also Note V.

NOTE L - PREFERRED AND COMMON STOCK - Continued

Prior to the Initial Closing in April 2010, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing, the Rights Offering and the 2011 warrants exercise, the Manager is the beneficial owner of 5,928,179 shares of the common stock of the Company (not including outstanding warrants) or 76.4% of the issued and outstanding shares.

Activity in the Company’s outstanding warrants follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding January 1, 2010	-	-
Warrants granted in 2010	5,748,672	$5.00
Warrants eercised in 2010	-	-
Outstanding December 31, 2010	5,748,672	$5.00
Warrants granted in 2011	2,202,641	$4.54
Warrants exercised in 2011	(660,792)	4.54
Outstanding December 31, 2011	7,290,521	$4.90

NOTE M - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Bank has granted loans to certain directors and the companies with which they are associated.  All loans and loan commitments to such parties were made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons unrelated to the lender.

The following is a summary of the activity in these loans:

(in thousands)	2011	2010

Balance at the beginning of the year	$202	$205
New loans and advances	-	13
Repayments	(9)	(3)
Reclassifications (persons no longer considered related parties)	(14)	(13)
Balance at the end of the year	$179	$202

Deposits from related parties held by the Bank totaled approximately $1,207,000 at December 31, 2011, and $1,511,000 at December 31, 2010.

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

As of December 31, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk (in thousands):

	2011	2010

Commitments to Extend Credit	$38,702	$19,832
Standby Letters of Credit	2,444	901
	$41,146	$20,733

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

The Bank has established an allowance for possible losses on unfunded loan commitments in the amount of $381,000 and $105,000 as of December 31, 2011 and 2010, respectively, which is included in other liabilities in the consolidated balance sheets.  To date, no losses have been charged against this allowance.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

NOTE O - LOSS PER SHARE

The following is a reconciliation of net loss and shares outstanding to the loss and number of shares used in the computation of loss per share (dollars in thousands, except loss per share):

	2011	2010
Average common shares outstanding during the year (used for basic EPS)	7,126,861	4,388,691
Average common shares used for diluted EPS	7,126,861	4,388,691

Net loss	$(3,007)	$(3,111)
Less dividends attributable to preferred stock:
Accretion of discount on Series A and C preferred stock as a result of beneficial conversion feature	118	882
Non-convertible TARP (Series D) dividends	286	256
Non-convertible subsidiary preferred dividends and discount accretion	2,377	-
Total	2,781	1,138
Net loss attibutable to common stock	$(5,788)	$(4,249)

Basic and diluted loss per common share	$(0.81)	$(0.97)

The following potential common shares were excluded from diluted EPS in 2011, as the Company had a net loss for the full year:  297,219 outstanding stock options; 7,290,521 outstanding warrants and 220,264 shares related to convertible preferred shares.

NOTE P - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the various federal bank regulatory agencies.  Failure to meet minimum capital requirements can initiate certain discretionary, and possibly mandatory, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2011, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category.  To be categorized as well-capitalized, the Bank must maintain minimum ratios as set forth in the following table.

NOTE P - REGULATORY MATTERS - Continued

The following table also sets forth the Bank’s actual capital amounts and ratios (dollar amounts in thousands):

Regulatory Capital Ratios			Amount of Capital Required
Mission Community Bank			To Be		To Be Adequately
(Dollars in thousands)	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$36,437	13.25%	$27,491	10.0%	$21,992	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,997	12.00%	$16,494	6.0%	$10,996	4.0%
Tier 1 Capital (to Average Assets)	$32,997	8.19%	$20,145	5.0%	$16,116	4.0%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$21,649	17.20%	$12,587	10.0%	$10,069	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$20,054	15.93%	$7,552	6.0%	$5,035	4.0%
Tier 1 Capital (to Average Assets)	$20,054	10.18%	$9,852	5.0%	$7,881	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any dividends or other capital distributions made during those periods.  Under this rule, due to the Bank’s 2011 and 2010 net losses, regulatory approval is required as of December 31, 2011, for any dividend distributions from the Bank to Bancorp.

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

NOTE Q - GRANTS AND AWARDS

In 2011 the Bank received a $500,000 grant from the Bank Enterprise Award (“BEA”) program of the Department of the Treasury, based on lending activity of the Bank in 2010.  In 2010 the Bank received a $600,000 BEA program award.  These awards were recognized in non-interest income.

Although the Bank is currently a certified CDFI bank, management is uncertain as to the U.S. Treasury’s determination of its future status as a CDFI.  Regardless of the determination by the Treasury, the Bank expects to continue to apply for BEA program awards.  However, there can be no assurance that it will receive similar grants or awards in the future.

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only)

Following are the separate financial statements for Mission Community Bancorp (parent company only):

 Mission Community Bancorp (Parent Company Only)
 (in thousands)

CONDENSED BALANCE SHEETS
	2011	2010
ASSETS
Cash	$1,208	$4,067
Time deposits in other banks	52	50
Investment in subsidiary bank	37,873	19,534
Investment in non-bank subsidiary	940	17,969
Other real estate owned	400	565
Other assets	273	97
TOTAL ASSETS	$40,746	$42,282
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debt securities	$5,491	$3,093
Due to Mission Community Bank	-	9
Other liabilities	409	36
Warrant Liability	5,184	5,029
TOTAL LIABILITIES	11,084	8,167
Redeemable Preferred Stock, Series A, B and C	1,205	1,205
TOTAL SHAREHOLDERS' EQUITY	28,457	32,910
	$40,746	$42,282

CONDENSED STATEMENTS OF OPERATIONS
	2011	2010
Interest income	$27	$27
Interest expense	147	103
Net interest expense	(120)	(76)
Change in fair value of warrant liability	1,932	3,573
Less salaries and benefits	1,385	465
Less other expenses	891	312
Income (loss) before taxes	(464)	2,720
Income tax (benefit)	-	-
Loss before equity in undistributed loss of subsidiaries	(464)	2,720
Equity in undistributed loss of subsidiaries:
Bank subsidiary	(2,194)	(5,550)
Non-bank subsidiary	(349)	(281)
Net loss	$(3,007)	$(3,111)

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only) – Continued

CONDENSED STATEMENTS OF CASH FLOWS
	2011	2010
Operating activities:
Net loss	$(3,007)	$(3,111)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss of subsidiaries	2,543	5,831
Stock-based compensation	95	48
Amortization expense	67	-
Change in the fair value of warrant liability	(1,932)	(3,573)
Write-downs on other real estate	165	-
Other, net	223	(375)
Net cash provided by (used in) operating activities	(1,846)	(1,180)
Investing activities:
Investment in certificate of deposit	(2)	-
Maturity of time deposits in other banks	-	25
Investment in bank subsidiary	(15,000)	(5,500)
Investment in non-bank subsidiary	-	(18,250)
Return of investment in non-bank subsidiary	16,500	-
Net cash provided by (used in) investing activities	1,498	(23,725)
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,891	28,385
Preferred stock repurchased	(5,116)	-
Cash dividends paid	(286)	(256)
Net cash provided by (used in) financing activities	(2,511)	28,129
Net increase (decrease) in cash	(2,859)	3,224
Cash at beginning of year	4,067	843
Cash at end of year	$1,208	$4,067

NOTE S - FAIR VALUE MEASUREMENT

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities:  The fair values of investment securities available for sale are determined by obtaining quoted market prices (Level 1), if available.  If quoted market prices are not available, fair value is determined using matrix pricing, which is a mathematical technique used widely in the industry to value debt securities.  Rather than relying exclusively on quoted prices for specific securities, matrix pricing relies on the securities’ relationship to other benchmark quoted securities (Level 2).  There were no changes in the valuation techniques used during 2011 or 2010 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the year ended December 31, 2011.

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

NOTE S - FAIR VALUE MEASUREMENT – Continued

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

Warrant Liability:  To determine the fair value of the warrant liability, a Black-Scholes model is used as the basis; however, the strike price input for this model is determined using a Monte Carlo simulation to generate expected strike prices (the “Model”).  An average lower strike price resulting from potential adjustment is then used in a Black-Scholes model to determine the value of the Warrants. As a result of this simulation analysis using the Model, we concluded that the probability of a strike price being something less than the contractual strike price was remote and that it is appropriate to use the contractual strike price in a Black-Scholes model to determine the value of the warrants (Level 3).

NOTE S - FAIR VALUE MEASUREMENT – Continued

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability for the 2010 and 2011 warrants as of December 31, 2011 and 2010:

	April 2010 Warrants		June 2010 Warrants		2011 Warrants
	as of December 31,		as of December 31,		as of
	2011	2010	2011	2010	Dec. 31, 2011
Warrant exercise price	$5.00	$5.00	$5.00	$5.00	$4.54
Market price of common stock	$3.35	$3.75	$3.35	$3.75	$3.35
Average risk-free interest rate	0.36%	1.52%	0.36%	2.10%	1.89%
Average expected volatility	45.07%	41.44%	44.01%	41.05%	33.57%
Average expected life (in years)	3.32	4.32	3.46	4.45	9.81
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$26,417	$-	$26,417
Residential mortgage-backed securities	-	89,293	-	89,293
Municipal securities	-	5,057	-	5,057
Corporate debt securities	-	2,055	-	2,055
Asset-backed securities	-	5,488	-	5,488
Total available-for-sale securities	-	128,310	-	128,310
Loans held for sale	-	-	3,720	3,720
Warrant liability	-	-	(5,184)	(5,184)
Net assets and liabilities measured at fair value on a recurring basis	$-	$128,310	$(1,464)	$126,846

December 31, 2010
Available for sale securities:
U.S. Government agencies	$-	$20,861	$-	$20,861
Residential mortgage-backed securities	-	49,480	-	49,480
Municipal securities	-	2,922	-	2,922
Corporate debt securities	-	2,000	-	2,000
Asset-backed securities	-	172	-	172
Total available-for-sale securities	-	75,435	-	75,435
Loans held for sale	-	-	15,115	15,115
Warrant liability	-	-	(5,029)	(5,029)
Net assets and liabilities measured at fair value on a recurring basis	$-	$75,435	$10,086	$85,521

SBA loan servicing rights, which are carried at the lower of cost or fair value, have resulted in no write-down or valuation allowance as of December 31, 2011 and 2010.

NOTE S - FAIR VALUE MEASUREMENT – Continued

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Full Year Gains
December 31, 2011:	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$521	$521	$(145)
Residential real estate	-	-	-	-	(87)
Commercial real estate - non-owner-occupied	-	-	-	-	(116)
Construction and land development	-	-	-	-	(21)
Total impaired loans, net of specific reserves	$-	$-	$521	$521	$(369)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$5,026	$5,026	$(113)

December 31, 2010:
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,010	$1,010	$(648)
Commercial real estate - owner-occupied	-	-	326	326	(97)
Construction and land development	-	-	356	356	(10)
Total impaired loans, net of specific reserves	$-	$-	$1,692	$1,692	$(755)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$3,137	$3,137	$(486)

Total losses of $369,000 and $755,000 represent impairment charges recognized during the years ended December 31, 2011 and 2010, respectively related to the above impaired loans.  There were no changes in the valuation techniques used during 2011.

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2011 and 2010:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	2011	2010
Balance at beginning of year	$10,086	$913
Net increase (decrease) in SBA loans held for sale	115	(904)
Loans held for sale transfered into Level 3	-	16,925
Loans held for sale transferred to other real estate owned	(3,028)	(1,559)
Settlements - principal reductions in loans held for sale	(5,433)	(190)
Loan participations sold to related party	(2,996)	-
Securities valuation reserve	-	(9)
Loans held for sale valuation reserve	(53)	(61)
Fair value of warrant liability at issuance	(2,087)	(8,602)
Changes in fair value of warrant liability	1,932	3,573
Balance at end of year	$(1,464)	$10,086

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include interest bearing deposits in other banks.  The fair values of investment securities are generally based on quoted matrix pricing.  The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.  The carrying amounts of FHLB and FRB stock approximate their fair values. These investments are carried at cost and are redeemable at par with certain restrictions. The fair value of accrued interest receivable approximates its carrying value.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.  The fair value of accrued interest payable approximates its carrying value.  The Company estimates the fair value of the warrant liability utilizing both the Black-Scholes and Monte Carlo Simulation methods.  The use of these methods assumes multiple probabilities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments is summarized as follows:

	December 31,
(in thousands)	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and due from banks	$61,621	$61,621	$10,817	$10,817
Interest-bearing deposits in other banks	3,592	3,592	550	550
Investment securities	128,310	128,310	75,435	75,435
Loans held for sale	3,720	3,720	15,115	15,115
Loans, net	226,195	224,721	101,913	102,926
Federal Home Loan Bank and other stocks	3,926	3,926	2,682	2,682
Accrued interest receivable	1,450	1,450	697	697
Financial Liabilities:
Deposits	410,574	411,323	173,240	173,590
Other borrowings	-	-	349	349
Junior subordinated debt securities	5,491	4,527	3,093	1,333
Accrued interest payable	330	330	180	180
Warrant liability	5,184	5,184	5,029	5,029

NOTE U – BUSINESS COMBINATION

On October 21, 2011, Santa Lucia Bank, Atascadero, California (“SL Bank”), was merged with and into the Bank under an Agreement and Plan of Merger by and among Bancorp, the Bank, Carpenter Fund Manager GP, LLC (“Carpenter”), as General Partner of Carpenter Community BancFund L.P. and Carpenter Community BancFund-A., L.P. (the “Funds”), Santa Lucia Bancorp (“SL Bancorp”) and SL Bank).

Under the terms of the Merger Agreement, SL Bancorp was merged with CCI One Acquisition Corporation, a newly-formed wholly-owned subsidiary of the Funds (“CCI One”), with SL Bancorp being the surviving corporation (the “Merger”).  At the effective time of the Merger, each outstanding share of SL Bancorp common stock (100% voting interest acquired), other than any shares dissenting from the Merger, was converted into the right to receive $0.35 in cash or an aggregate of approximately $700,000 (the “Merger Consideration”).  In addition, immediately prior to the Merger, CCI One purchased from the United States Department of the Treasury the outstanding preferred stock and warrants issued by SL Bancorp in the Troubled Asset Relief Program for an aggregate purchase price of $2.8 million.  Immediately following the Merger, Santa Lucia Bank, the wholly-owned subsidiary of SL Bancorp, was merged with and into Mission Community Bank, with Mission Community Bank being the surviving bank (the “Bank Merger”).  In connection with the Bank Merger, Bancorp assumed the payment obligations of SL Bancorp under the Debt Securities, as described in Note H.  For Bancorp and the Bank, this transaction is accounted for based on transactions between entities under common control, as our largest shareholder contributed Santa Lucia Bank to the Company.

NOTE U – BUSINESS COMBINATION – Continued

In order to provide additional capitalization to the Bank, Mission Asset Management, Inc. issued on October 21, 2011, an aggregate of 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “Company Warrants”).  The Company Warrants are exercisable at a price of $4.54 per share for a term of 10 years from issuance.  The MAM Preferred Stock and the Company Warrants were issued for an aggregate purchase price of $10 million.  Approximately $2,100,000 was allocated to the warrant liability and $7,900,000 to the preferred shares (see Notes L, O and S).  The full amount of the discount was accreted in 2011 since the preferred shares are considered redeemable.  The Funds, principal shareholders of the Company, purchased an aggregate of $9.0 million of the MAM Preferred Stock and Company Warrants, with another existing shareholder of the Company purchasing the balance of the MAM Preferred Stock and Company Warrants.

The Bank Merger was undertaken to increase the Company’s market share in its primary market—San Luis Obispo County and northern Santa Barbara County.  The combined bank had approximately $450 million in assets and $410 million in deposits immediately following the Bank Merger and continues to operate under the Mission Community Bank name, with full-service branch offices in San Luis Obispo and Santa Barbara counties in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria.  With the acquisition, the Company has initiated a strategic plan to build the premier California Central Coast banking franchise.  This initiative is designed to capitalize on the distinctive characteristics of the Central Coast banking markets in San Luis Obispo, Santa Barbara, Ventura, and Monterey counties.

SL Bank’s results of operations have been included in the Company’s results beginning October 22, 2011.   Acquisition-related costs total $492,000 and are included in non-interest expenses in the Company’s statement of operations for the year ended December 31, 2011.  Since CCI One paid all cash consideration and facilitated the business combination, the excess of the fair value of net assets of $906,000 arising from the acquisition was recognized in additional paid-in capital in the fourth quarter of 2011.  The following table summarizes the estimated fair value of assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

NOTE U – BUSINESS COMBINATION – Continued

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets--
Cash and cash equivalents	$53,998
Investment securities	21,487
Loans	121,946
Federal Home Loan Bank and other stocks	1,574
Company-owned life insurance	4,690
Other financial assets	1,085
Total financial assets	204,780
Premises and equipment	13,021
Other real estate owned	2,548
Identifiable intangible assets	3,237
Other assets	289
Financial liabilities:
Deposits	(220,102)
Junior subordinated debt securities	(2,380)
Other financial liabilities	(162)
Total financial liabilities	(222,644)
Other liabilities	(325)
Identifiable net assets acquired / net contribution from shareholder	$906

The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  Assets that are particularly susceptible to adjustment include certain loans, other real estate owned and certain premises and equipment.  The total of those assets that management considers preliminary and subject to a measurement period adjustment is less than $5.0 million and relates to finalization of certain valuations.  Management expects to finalize this acquisition accounting in the first quarter of 2012 and adjustments are not expected to have a significant impact on the Company’s financial statements.  The fair value of net assets acquired includes fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased loans which have shown evidence of credit deterioration since origination.  Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $74,845,000 and $97,820,000 on the date of acquisition.

NOTE U – BUSINESS COMBINATION – Continued

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2011 and 2010.  The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, and interest expense on deposits acquired.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

(in thousands)	2011	2010
Interest income	$23,117	$25,419
Non-interest income	3,879	6,895
Net loss	(1,430)	(14,669)
Basic and diluted loss per share	$(0.61)	$(3.81)

NOTE V – SUBSEQUENT EVENT

On March 21, 2012, the Company issued warrants to purchase an aggregate of 6,487,800 shares of its common stock (the “New Warrants”) to the controlling shareholder (see Note L) in exchange for the cancellation of warrants to purchase an aggregate of 6,387,973 shares of the Company’s common stock held by the controlling shareholder (the “Old Warrants”).  The New Warrants have an exercise price of $5.00 per share and are exercisable for a period of five years from issuance.

The Old Warrants were issued in private placement transactions in 2010 and 2011.  The Old Warrants had issuance dates, expiration dates and exercise prices as follows:

Number of Warrant Shares	Issuance Date	Exercise Price	Expiration Date
2,000,000	4/27/10	$5.00 per share	4/27/15
3,000,000	6/15/10	$5.00 per share	6/15/15
1,387,973	10/21/11	$4.54 per share	10/21/21

The New Warrants are otherwise identical to the Old Warrants except that the New Warrants eliminate certain anti-dilution features which previously required that the Old Warrants be accounted for as liabilities, rather than as equity, and thus were measured at fair value.

In determining the number of New Warrants to issue in exchange for the Old Warrants, the Company valued the Old Warrants on March 21, 2012, using a Black-Scholes valuation model and determined that the issuance of 6,487,800 New Warrants at an exercise price of $5.00 per share and term of five years would also be valued at a similar amount using the same Black-Scholes valuation model.  As a result, any resulting liability associated with these warrants will be reclassified to equity during March 2012.

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s accountants regarding accounting and financial disclosure.

Item 9A.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer carried out an evaluation as of December 31, 2011, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that current disclosure controls and procedures are ineffective in timely alerting them to material information relating to the Company and/or Bank that is required to be included in our periodic filings with the Securities and Exchange Commission and also with bank or bank holding company regulatory agencies.

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and interpretive guidance provided by the Securities and Exchange Commission.  We identified a material weakness as a result of restatements to the consolidated financial statements, as filed on March 30, 2012.  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is ineffective.

Internal controls over the Bank’s operational, lending procedures and underwriting, financial systems and other systems are reviewed by internal auditors, holding company and/or bank examiners, and by registered public accountants.  At present, Bancorp, based on its asset size and lack of activity other than banking, is not independently examined by the FRB.

Bancorp and the Bank have elected to outsource the internal audit function to firms who specialize in performing such auditing functions for community banks.  Internal audit engagements are in writing, including the anticipated scope, and are generally for 12 to 18 months with interim auditing during the term of the engagement.  Engagements are presented to and approved by the Board’s Audit Committee.  Each of the internal audits, along with management’s response to any observations, is completed in writing and presented to the Audit Committee.  Management is then responsible to take any corrective action required to modify procedures or policies to improve internal controls and procedures.  Other than the identified material weakness as a result of restatements to the consolidated financial statements, as filed on March 30, 2012, neither management nor the Audit Committee has been informed of any material weaknesses in internal controls over financial reporting.

Internal controls, lending, and financial reporting are also periodically reviewed by bank and bank holding company examiners.  As a state chartered bank, the Bank is examined by the FRBSF and the DFI.  Written reports of examination by state or federal regulators are provided to the Bank, reviewed by management and by the Board’s Audit Committee.  If an examination revealed material issues, the Bank could be subject to regulatory action including formal or informal agreements to take corrective action.  Bank examination reports are confidential, and the results are not disclosed unless there are material exceptions noted.  In the event of material exceptions, a bank could be required to enter into a formal agreement, which would document the specific weaknesses and corrective action that must be taken.  These formal agreements are generally required to be disclosed to the public.  As of December 2011, the Bank is not operating under any formal agreement with the FRB or DFI.

The Company’s independent registered public accountants are not engaged to perform an audit of the Company’s internal control over financial reporting.  The independent auditors consider internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  In addition to their opinion on the financial statements, the independent auditors may, however, provide recommendations for improvements in accounting or internal controls, and any such reports are presented to management and the Board’s Audit Committee.  As of December 31, 2011, the Company’s independent registered public accountants have issued an unqualified opinion with respect to the consolidated financial statements of the Company.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The Company has adopted a Code of Conduct (Code of Ethics) that applies to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer.  In addition, executive officers and senior financial officers have signed an additional, and more specific, Code of Business Conduct and Ethics Policy which states, in part: “Company Officers are expected to act in a manner that will serve the best interests of the Company; that is fair, honest, and trustworthy; that is in compliance with applicable laws, rules, and regulations; that will preserve confidential information; that will avoid conflicts of interest or the appearance of conflicts of interest; that will avoid fraudulent acts, misconduct and dishonesty, and that will protect and uphold the best use of the Company’s assets.”

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

PART IV

Item 15.  Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Certificate of Amendment to Articles of Incorporation (Y)
3.4	Amended and Restated Bylaws (DD)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.5	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
4.6
Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (E)

4.7	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.8	Certificate of Determination for Series D Preferred Stock (R)
4.9	Form of Common Stock Purchase Warrant (Z)
4.10	Form of Warrant Agreement for warrants issued pursuant to subscription rights (AA)
4.11	Form of Warrant Issued to Replace Warrants Issued in 2010 Private Placement (EE)
4.12	Form of Warrant Issued to Replace Warrants Issued in 2011 Private Placement (EE)
4.13	Amended and Restated Declaration of Trust, dated as of April 28, 2006, of Santa Lucia Bancorp (CA) Capital Trust (FF)
4.14	Indenture dated as of April 28, 2006, between Wells Fargo Bank, National Association, as Trustee, and Santa Lucia Bancorp (FF)
4.15	First Supplemental Indenture dated as of October 21, 2011 between Wells Fargo Bank, National Association, as trustee, and Mission Community Bancorp (FF)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – Arroyo Grande (B)
10.5	1998 Stock Option Plan, as amended (B)
10.6	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.7	Intentionally omitted
10.8	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.9	Salary Protection Agreement — Mr. Pigeon (G)
10.10	Intentionally omitted
10.11	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.12	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)

10.13	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.14	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.15	Mission Community Bancorp 2008 Stock Incentive Plan (P)
10.16	Amendment No. 1 to Second Amended and Restated Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Anita M. Robinson (Q)
10.17	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (Q)
10.18	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (Q)
10.19
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which include the Securities Purchase Agreement—Standard Term attached thereto, with respect to the issuance and sale of the Series D. Preferred Stock (R)

10.20	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.21	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.22	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.23	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.24	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.25	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.26	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.27	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
10.28	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (BB)
10.29	2011 Equity Incentive Plan (CC)
14	Code of Ethics (GG)
21	Subsidiaries of the registrant
23.1	Consent of Independent Registered Public Accounting Firm – McGladrey & Pullen, LLP
23.2	Consent of Independent Registered Public Accounting Firm – Perry-Smith LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files
(A)Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(C)Included in the Company’s Form 10-QSB filed August 12, 2002, and incorporated by reference herein.
(D)Included in the Company’s Form 10-QSB filed on November 12, 2002, and incorporated by reference herein.
(E)Included in the Company’s Form 8-K filed on October 21, 2003, and incorporated by reference herein.
(F)Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(G)Included in the Company’s Form 8-K filed on January 19, 2005, and incorporated by reference herein.
(H)Intentionally omitted
(I)Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(J)Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(K)Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007, and incorporated by reference herein.
(L)Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007, and incorporated by reference herein.
(M)Included in the Company’s Form 8-K filed on August 14, 2007, and incorporated by reference herein.

(N)Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(O)Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(P)Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
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
(DD)Included in the Company's Form 8-K filed on March 29, 2012, and incorporated herein by reference.
(EE)Included in the Company's Form 8-K on filed on March 26, 2012, and incorporated herein  by reference.
(FF)Included in the Company's Form 8-K filed on October 27, 2012, and incorporated herein by reference.
(GG)Included in the Company's Form 10-K filed on March 31, 2011, and incorporated herein by reference.

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
Dated:   March 30, 2012

By: /s/ Mark R. Ruh
Mark R. Ruh
Executive Vice President and Chief Financial Officer
Dated:   March 30, 2012

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George H. Andrews	Director	March 30, 2012
GEORGE. H. ANDREWS

/s/ Bruce M. Breault	Director	March 30, 2012
BRUCE M. BREAULT

/s/ William B. Coy	Vice Chairman of the Board	March 30, 2012
WILLIAM B. COY

/s/ Tom L. Dobyns	Director	March 30, 2012
TOM L. DOBYNS

/s/ Howard N. Gould	Director	March 30, 2012
HOWARD N. GOULD

/s/ Richard Korsgaard	Director	March 30, 2012
RICHARD KORSGAARD

/s/ James W. Lokey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2012
JAMES W. LOKEY

/s/ Ronald B. Pigeon	Senior Vice President and Controller (Principal Accounting Officer)	March 30, 2012
RONALD B. PIGEON

/s/ Mark R. Ruh	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2012
MARK R. RUH

/s/ Harry H. Sackrider	Director	March 30, 2012
HARRY H. SACKRIDER

/s/ Gary E. Stemper	Director	March 30, 2012
GARY E. STEMPER

/s/ Brooks W. Wise	Director	March 30, 2012
BROOKS W. WISE

/s/ Stephen P. Yost	Director	March 30, 2012
STEPHEN P. YOST