Form 10-Q
period 2012-03-31
MISSION COMMUNITY BANCORP
filed 2012-05-09
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,755,066 shares of common stock outstanding as of May 1, 2012.

Mission Community Bancorp
March 31, 2012

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
March 31, 2012 and December 31, 2011

Condensed Consolidated Statements of Operations
for the Three-Month Periods Ended March 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss
for the Three-Month Periods Ended March 31, 2012 and 2011

Condensed Consolidated Statements of Changes of Shareholders’ Equity
for the Three-Month Period Ended March 31, 2012

Condensed Consolidated Statements of Cash Flows
for the Three-Month Periods Ended March 31, 2012 and 2011

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
Item 4. Mine Safety Disclosures
Item 5. Other Information
Item 6. Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)

	March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$67,093	$61,621
Certificates of deposit in other banks	3,492	3,592
Investment securities available for sale	128,622	128,310

Loans held for sale	5,874	3,720

Loans, net of unearned income	220,096	229,949
Less allowance for loan and lease losses	(3,562)	(3,326)
Net loans	216,534	226,623

Federal Home Loan Bank stock and other stock, at cost	3,801	3,926
Premises and equipment	15,723	15,713
Other real estate owned	2,031	5,026
Company owned life insurance	7,844	7,786
Core deposit intangible asset, net of accumulated amortization	3,068	3,170
Accrued interest and other assets	2,990	3,123
Total Assets	$457,072	$462,610

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$113,387	$105,105
Money market, NOW and savings	156,912	156,273
Time certificates of deposit	134,981	149,196
Total deposits	405,280	410,574
Junior subordinated debt securities	5,519	5,491
Accrued interest and other liabilities	4,710	4,271
Warrant liability	199	5,184
Total liabilities	415,708	425,520
Mezzanine financing:
Redeemable Bancorp-issued preferred stock, Series A, B and C; liquidation value of $1,205	1,205	1,205
Redeemable subsidiary-issued preferred stock; liquidation value of $7,000	7,000	7,000

Shareholders' equity:
Common stock - 50,000,000 shares authorized; issued and outstanding: 7,755,066 at March 31, 2012 and December 31, 2011	40,825	40,825
Additional paid-in capital	7,795	2,803
Accumulated deficit	(17,444)	(16,438)
Accumulated other comprehensive income	1,983	1,695
Total shareholders' equity	33,159	28,885
Total Liabilities and Shareholders' Equity	$457,072	$462,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)

	For theThree Months Ended
	March 31, 2012	March 31, 2011
Interest Income
Interest and fees on loans	$4,299	$1,789
Interest on investment securities	632	419
Other interest income	44	10
Total interest income	4,975	2,218
Interest Expense
Interest on money market, NOW and savings deposits	72	115
Interest on time certificates of deposit	256	247
Other interest expense	82	30
Total interest expense	410	392
Net interest income	4,565	1,826
Provision for loan and lease losses	225	-
Net interest income (loss) after provision for loan and lease losses	4,340	1,826
Non-interest income
Service charges on deposit accounts	207	77
Gain on sale of loans	8	106
Loan servicing fees, net of amortization	38	24
Gain on sale or call of available-for-sale securities	1	-
Loss or writedown of other real estate owned	(358)	(47)
Change in fair value of warrant liability	30	552
Other income and fees	112	112
Total non-interest income	38	824
Non-interest expense
Salaries and employee benefits	2,483	1,315
Occupancy expenses	455	321
Furniture and equipment	179	114
Data processing	792	201
Professional fees	409	130
Marketing and business development	125	37
Office supplies and expenses	210	59
Insurance and regulatory assessments	153	145
Loan and lease expenses	64	37
Other real estate expenses	46	56
Amortization of core deposit intangible asset	101	-
Other expenses	192	150
Total non-interest expense	5,209	2,565
Income (loss) before income taxes	(831)	85
Income tax expense	-	-
Net income (loss)	$(831)	$85
Less dividends on preferred stock	175	64
Net income (loss) attributable to common stock	$(1,006)	$21

Per Common Share Data:
Net income (loss) - basic and diluted	$(0.13)	$-
Average common shares outstanding - basic	7,755,066	7,094,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Loss
Unaudited
(dollars in thousands)

	For theThree Months Ended
	March 31, 2012	March 31, 2011

Net income (loss)	$(831)	$85

Other comprehensive income (loss) - unrealized gains (losses) on securities	288	(184)

Comprehensive (loss)	$(543)	$(99)

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)

						Accumulated
				Additional		Other
	Preferred	Common Stock		Paid-In	Accumulated	Comprehensive
	Stock	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2011, as previously reported	$-	7,755,066	$40,825	$2,375	$(16,438)	$1,695	$28,457
Adjustment to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	-	-	428	-	-	428
Balance at January 1, 2012, as adjusted	$-	7,755,066	$40,825	$2,803	$(16,438)	$1,695	$28,885

Dividends declared on subsidiary-issued preferred stock					(175)		(175)

Stock-based compensation				37			37

Cancellation of warrants accounted for as liabilities				4,955			4,955

Net (loss)					(831)		(831)
Other comprehensive income	-	-	-	-	-	288	288

Balance at March 31, 2012	$-	7,755,066	$40,825	$7,795	$(17,444)	$1,983	$33,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Operating Activities
Net (loss) income	$(831)	$85
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	222	125
Accretion of discount on securities and loans, net	334	119
Amortization of core deposit intangible asset	101	-
Accretion of discount on assets acquired in merger	(753)	-
Amortization of discount on liabilities assumed in merger	28	-
Provision for loan and lease losses	225	-
Stock-based compensation	37	34
Gain on sale or call of available-for-sale securities	(1)	-
Change in the fair value of warrant liability	(30)	(552)
Gain on sale of loans	(8)	(106)
Gains on disposition of loans held for sale	(12)	(50)
Net losses and writedowns of fixed assets or other real estate	358	47
Increase in company-owned life insurance	(59)	(22)
Other, net	(459)	(723)
Proceeds from loan sales	183	965
Loans originated for sale	(154)	(933)
Net cash used in operating activities	(819)	(1,011)
Investing Activities
Net decrease in Federal Home Loan Bank and other stock	125	76
Net decrease in deposits in other banks	100	248
Purchase of available-for-sale securities	(7,717)	(7,995)
Proceeds from maturities, calls and paydowns of available-for-sale securities	9,122	3,703
Proceeds from sales of available-for-sale securities	223	-
Net decrease in loans	7,326	1,550
Purchases of premises and equipment	(232)	(91)
Additional investments in other real estate owned	-	(32)
Proceeds from sale of other real estate owned	2,638	139
Net cash provided by (used in) investing activities	11,585	(2,402)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	8,922	(4,868)
Net increase (decrease) in time deposits	(14,216)	6,287
Net decrease in other borrowings	-	(349)
Additional costs of 2010 shareholder rights offering	-	(40)
Payment of TARP-CPP dividends	-	(64)
Net cash provided by (used in) financing activities	(5,294)	966
Net increase (decrease) in cash and cash equivalents	5,472	(2,447)
Cash and cash equivalents at beginning of period	61,621	10,817
Cash and cash equivalents at end of period	$67,093	$8,370

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	$288	(184)
Loans reclassified to held for sale	4,583	-
Real estate acquired by foreclosure	-	1,070
Adjustment to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	428	-
Cancellation of warrants accounted for as liabilities	(4,955)	-
Supplemental disclosures of cash flow information:
Interest paid	536	382
Taxes paid	-	-

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2011, which was filed on March 30, 2012.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2012 and 2011 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

Certain reclassifications have been made to prior period balances to conform to classifications in 2012, with no impact to previously reported net loss or shareholders’ equity.

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

No options were granted in the three months ended March 31, 2012.  The fair values of options granted in the three months ended March 31, 2011, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011
Number of options granted	20,000
Exercise price	$5.00
Market price of common stock	$3.65
Expected stock price volatility	37.4%
Expected option life	6 years
Risk-free interest rate	2.32%

Weighted average fair value of all options granted during the period:
3 months ended 3/31/11	$1.09

During the three-month periods ended March 31, 2012 and 2011, the Company recognized pre-tax stock-based compensation expense of $37,000 and $34,000, respectively.  As of March 31, 2012, the Company has unvested options outstanding with unrecognized compensation expense totaling $269,000, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2012	$107
2013	85
2014	29
2015	29
2016	19
Total unrecognized compensation cost	$269

No options outstanding were “in the money” as of March 31, 2012.

The following table summarizes information about stock option activity for the three months ended March 31, 2012:

			Weighted-	Aggregate
		Weighted-	Average	Intrinsic
		Average	Remaining	Value of
		Exercise	Contractual	In-the-Money
	Shares	Price	Term	Options
Outstanding at beginning of period	297,219	$7.84
Options granted	-
Options exercised	-
Options forfeited	(12,319)	18.00
Outstanding at end of period	284,900	$7.40	8.0 Years	$-

Options exercisable at end of period	139,338	$9.53	6.9 Years	$-

Options Vested or Expected to Vest	284,900	$7.40	8.0 Years	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2012:
U.S. Government agencies	$26,650	$360	$(12)	$26,998
Residential mortgage-backed securities	85,474	1,404	-	86,878
Municipal securities	4,596	219	(2)	4,813
Corporate debt securities	3,048	3	(12)	3,039
Asset-backed securities	6,871	32	(9)	6,894
	$126,639	$2,018	$(35)	$128,622

December 31, 2011:
U.S. Government agencies	$26,098	$331	$(12)	$26,417
Residential mortgage-backed securities	88,209	1,122	(38)	89,293
Municipal securities	4,820	239	(2)	5,057
Corporate debt securities	2,059	-	(4)	2,055
Asset-backed securities	5,429	79	(20)	5,488
	$126,615	$1,771	$(76)	$128,310

The scheduled maturities of investment securities at March 31, 2012, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized	Fair
	Cost	Value
Within one year	$3,425	$3,444
Due in one year to five years	16,203	16,294
Due in five years to ten years	32,506	32,879
Due in greater than ten years	74,505	76,005
	$126,639	$128,622

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2012:
U.S. Government agencies	2,988	$12	$-	$-	$2,988	$12
Residential mortgage-backed securities	-	-	-	-	-	-
Municipal securities	240	2	-	-	240	2
Corporate debt securities	988	12	-	-	988	12
Asset-backed securities	3,221	9	-	-	3,221	9
	$7,437	$35	$-	$-	$7,437	$35

December 31, 2011:
U.S. Government agencies	$2,082	$12	$-	$-	$2,082	$12
Residential mortgage-backed securities	9,731	38	-	-	9,731	38
Municipal securities	240	2	-	-	240	2
Corporate debt securities	1,055	4	-	-	1,055	4
Asset-backed securities	1,585	20	-	-	1,585	20
	$14,693	$76	$-	$-	$14,693	$76

As of March 31, 2012, the Company held five securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of March 31, 2012.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of March 31, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of March 31, 2012, are other than temporarily impaired.

No securities were sold in either the first three months of 2012 or 2011.  However, a gain of $1,000 was recognized in the first quarter of 2012 on securities called for redemption.

As of March 31, 2012, investment securities carried at $14,139,000 were pledged to secure public deposits, as required by law.  Investment securities carried at $23,793,000 as of March 31, 2012, were pledged to secure borrowing facilities from the Federal Home Loan Bank of San Francisco.

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	March 31, 2012		December 31, 2011
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and land development	$18,087	8.0%	$18,022	7.6%
Commercial real estate - owner-occupied	70,894	31.4%	70,153	30.0%
Commercial real estate - non-owner-occupied	60,302	26.7%	64,382	27.6%
Residential real estate	33,012	14.6%	32,609	14.0%
All other real estate loans	2,014	0.9%	2,321	1.0%
Commercial and industrial loans	26,019	11.5%	30,176	12.9%
Agricultural loans	9,524	4.2%	9,272	4.0%
Municipal loans	2,388	1.1%	2,393	1.0%
Leases, net of unearned income	1,835	0.8%	2,323	1.0%
Consumer loans	1,895	0.8%	2,018	0.9%
Total loans	$225,970	100.0%	$233,669	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	March 31, 2012		December 31, 2011
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$721	0.3%	$115	0.0%
Real estate	1,974	0.9%	3,030	1.3%
Construction and land development	3,179	1.4%	575	0.2%
Total loans held for sale	$5,874	2.6%	$3,720	1.6%

* Consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans held for investment.  Loans held for sale, including $4,289,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of March 31, 2012, and December 31, 2011, loans totaling $205,900,000 and $98,111,000, respectively, were pledged to secure potential borrowing facilities from the Federal Home Loan Bank of San Francisco.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

	Three Months Ended
	March 31, 2012	March 31, 2011

Balance at beginning of period	$3,326	$3,198
Provision for loan and lease losses charged to expense	225	-
Loans charged off	(1)	(8)
Recoveries on loans previously charged off	12	55
Balance at end of period	$3,562	$3,245

Changes in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011, are shown below disaggregated by portfolio segment:

	Three Months Ended March 31, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$157	$(8)	$-	$-	$149
Commercial real estate - owner-occupied	253	3	-	-	256
Commercial real estate - non-owner-occupied	675	(136)	-	-	539
Residential real estate	640	71	-	-	711
All other real estate loans	4	-	-	-	4
Commercial and industrial loans	1,363	189	-	10	1,562
Consumer and all other loans and lease financing	124	60	(1)	2	185
Unallocated	110	46	-	-	156
Totals	$3,326	$225	$(1)	$12	$3,562

	Three Months Ended March 31, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off:	Balance at End of Period

Construction and land development	$531	$94	$-	$-	$625
Commercial real estate - owner-occupied	164	136	-	10	310
Commercial real estate - non-owner-occupied	697	(222)	-	-	475
Residential real estate	501	(83)	-	14	432
All other real estate loans	4	-	-	-	4
Commercial and industrial loans	1,021	(132)	-	31	920
Consumer and all other loans and lease financing	124	(6)	(8)	-	110
Unallocated	156	213	-	-	369
Totals	$3,198	$-	$(8)	$55	$3,245

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

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

Loans by Risk Rating (excluding loans held for sale*)	Risk Ratings
(in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of March 31, 2012:
Construction and land development	$13,923	$148	$1,034	$-	$15,105
Commercial real estate - owner-occupied	64,194	-	5,781	-	69,975
Commercial real estate - non-owner-occupied	49,454	5,129	5,890	-	60,473
Residential real estate	26,788	484	4,606	189	32,067
All other real estate	1,889	-	-	-	1,889
Commercial and industrial	32,263	234	4,375	85	36,957
Consumer and all other loans and lease financing	3,630	-	-	-	3,630
Total loans, net of unearned income	$192,141	$5,995	$21,686	$274	$220,096

As of December 31, 2011:
Construction and land development	$13,931	$157	$3,359	$-	$17,447
Commercial real estate - owner-occupied	68,899	-	4,566	-	73,465
Commercial real estate - non-owner-occupied	49,139	5,154	5,116	-	59,409
Residential real estate	27,672	491	3,365	-	31,528
All other real estate	1,895	138	-	-	2,033
Commercial and industrial	32,154	250	6,841	88	39,333
Consumer and all other loans and lease financing	6,734	-	-	-	6,734
Total loans, net of unearned income	$200,424	$6,190	$23,247	$88	$229,949

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

(in thousands)
	Construction and Land Development	Commercial Real Estate					Consumer and All Other Loans and Leases
		Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial		Total Loans
As of March 31, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$133	$977	$-	$-	$-	$240	$8	$1,358
60-89 Days	-	-	-	-	-	112	-	112
90+ Days	-	594	-	459	-	205	-	1,258
Total Past Due	133	1,571	-	459	-	557	8	2,728
Loans in Current Payment Status	14,972	68,404	60,473	31,608	1,889	36,400	3,622	217,368
Total Loans	$15,105	$69,975	$60,473	$32,067	$1,889	$36,957	$3,630	$220,096

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing troubled debt restructurings	200	-	-	-	-	-	-	200
Loans in Non-accrual Status	279	1,756	108	1,640	-	1,692	-	5,475

As of December 31, 2011:
Recorded Balance of Loans Past Due:
30-59 Days	$492	$594	$-	$-	$-	$549	$-	$1,635
60-89 Days	-	-	-	423	-	220	-	643
90+ Days	1,323	1,033	21	147	-	627	-	3,151
Total Past Due	1,815	1,627	21	570	-	1,396	-	5,429
Loans in Current Payment Status	15,632	71,838	59,388	30,958	2,033	37,937	6,734	224,520
Total Loans	$17,447	$73,465	$59,409	$31,528	$2,033	$39,333	$6,734	$229,949

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing troubled debt restructurings	-	-	-	-	-	-	-	-
Loans in Non-accrual Status	2,031	1,429	122	1,296	-	2,107	-	6,985

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

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Bank, for economic reasons related to the borrower’s financial difficulties, grants a concession to the borrower. Such concessions may be granted in various forms, including reduction in the standard interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  Four troubled debt restructurings totaling $743,000 were effected in the first quarter of 2012 and none in 2011.  Only one troubled debt restructuring was in accruing status and less than 90 days past due as of March 31, 2012, and none were accruing as of December 31, 2011.  The Bank has no commitments to lend additional funds under loans classified as troubled debt restructurings as of March 31, 2012.

Following are summaries of the investment in impaired loans (excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

(in thousands)
		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of March 31, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$189	$-	$450	$-		$639
Impaired Loans With No Allowance Recorded	-	1,571	-	-	-	396	-		1,967
Total Loans Individually Evaluated For Impairment	-	1,571	-	189	-	846	-		2,606
Loans Collectively Evaluated For Impairment	12,224	51,429	48,512	26,516	1,889	33,153	3,444		177,167
Loans Acquired With Deteriorated Credit Quality	2,881	16,975	11,961	5,362	-	2,958	186		40,323
Total Loans Held for Investment	$15,105	$69,975	$60,473	$32,067	$1,889	$36,957	$3,630		$220,096
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$190	$-	$483	$-		$673
Impaired Loans With No Allowance Recorded	-	1,615	-	-	-	351	-		1,966
Total Loans Individually Evaluated For Impairment	-	1,615	-	190	-	834	-		2,639
Loans Collectively Evaluated For Impairment	12,224	51,429	48,512	26,516	1,889	33,153	3,444		177,167
Loans Acquired With Deteriorated Credit Quality	6,630	18,799	13,792	7,400	-	5,089	190		51,900
Total Loans Held for Investment	$18,601	$70,184	$61,000	$33,225	$1,889	$37,855	$3,630		$226,384
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$128	$-	$264	$-		$392
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	128	-	264	-		392
Loans Collectively Evaluated For Impairment	149	192	539	583	4	1,132	185	$156	2,940
Loans Acquired With Deteriorated Credit Quality	-	64	-	-	-	166	-		230
Total Loans Held for Investment	$149	$256	$539	$711	$4	$1,562	$185	$156	$3,562

For the Three Months Ended March 31, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$94	$-	$464	$-		$558
Impaired Loans With No Allowance Recorded	-	1,606	-	-	-	383	-		1,989
Total Loans Individually Evaluated For Impairment	$-	$1,606	$-	$94	$-	$847	$-		$2,547
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

(in thousands)
	Construction and Land Development	Commercial Real Estate					Unallocated	Consumer and All
		Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial		Other Loans and Leases	Total Loans
Loans Held for Investment as of December 31, 2011:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$-	$-	$396	$-		$396
Impaired Loans With No Allowance Recorded	-	1,028	-	-	-	423	-		1,451
Total Loans Individually Evaluated For Impairment	-	1,028	-	-	-	819	-		1,847
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	5,830	14,457	17,003	4,425	-	3,995	187		45,897
Total Loans Held for Investment	$17,447	$73,465	$59,409	$31,528	$2,033	$39,333	$6,734		$229,949
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$443	$-		$443
Impaired Loans With No Allowance Recorded	-	1,045	-	-	-	518	-		1,563
Total Loans Individually Evaluated For Impairment	-	1,045	-	-	-	961	-		2,006
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	9,981	16,350	18,954	5,129	-	6,132	191		56,737
Total Loans Held for Investment	$21,598	$75,375	$61,360	$32,232	$2,033	$41,612	$6,738		$240,948
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$81	$-		$81
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	-	-	81	-		81
Loans Collectively Evaluated For Impairment	157	253	675	640	4	1,282	124	$110	3,245
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$157	$253	$675	$640	$4	$1,363	$124	$110	$3,326

For the Year Ended December 31, 2011:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$224	$-		$224
Impaired Loans With No Allowance Recorded	-	1,011	-	-	-	341	-		1,352
Total Loans Individually Evaluated For Impairment	$-	$1,011	$-	$-	$-	$565	$-		$1,576
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

The amount of the allowance for loan losses provided for impaired loans represents the aggregate \amount by which the recorded investment in each impaired loan exceeds its fair value.  Fair value for this purpose is determined by computing either the present value of expected future cash flows discounted at the loan’s effective interest rate or, if repayment is expected solely from the collateral, the fair value of the underlying collateral less estimated costs to sell, based on current appraisals.  In some cases, impaired loans are partially charged off, such that there is no excess of the recorded investment over the fair value of the loan, as determined above.

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

Three Months Ended
(in thousands)	March 31,
2012
Balance at beginning of period	$3,289
Measurement period adjustments to Santa Lucia Bank fair values	(428)
Accretion to interest income	(260)
Loans reclassified to held for sale	(355)
Transfers from non-accretable discount to accretable	-
Balance at end of period	$2,246

Note 6 — Preferred and Common Stock and Loss per Share

Bancorp-Issued Preferred Stock

As a result of a change in control in 2010, the Company is likely to lose its status as a Community Development Financial Institution (“CDFI”), which may trigger redemption provisions of some or all of the Company’s Series A, B and C preferred.  Therefore, those series of preferred stock are carried at their redemption values in the consolidated balance sheets and are classified as mezzanine financing rather than equity.

On December 28, 2011, after receiving the required regulatory approvals, the Company redeemed 100% of the Series D (TARP) preferred stock.

Common Stock

On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement dated December 22, 2009, as amended (the “Securities Purchase Agreement”), by and between the Company and Carpenter Fund Manager GP, LLC (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).   At the Initial Closing the Investors purchased, for an aggregate purchase price of $10 million, 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock.  On June 15, 2010, the Investors purchased, for an aggregate purchase price of $15 million, 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock in the second closing under the Securities Purchase Agreement (the “Second Closing”).  The warrants issued in the Initial Closing and in the Second Closing, collectively referred to herein as the “Investor Warrants,” were issued for a term of five years from issuance at an exercise price of $5.00 per share and contained customary anti-dilution provisions.

The Company used a substantial majority of the proceeds from the First and Second Closings to enable a newly-formed wholly-owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

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

Mission Asset Management, Inc. Preferred Stock and Company Warrants

 On October 21, 2011, for an aggregate purchase price of $10 million, Mission Asset Management, Inc. issued 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “Company Warrants”).  The Company Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share.  In December 2011, a total of 660,792 Company Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated.  These preferred shares include redemption provisions that are outside the control of the Company.  Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $7,000,000.

In addition to customary anti-dilution provisions, the Investor Warrants and the Company Warrants referred to above contain certain anti-dilution features that have caused these warrants to be reflected as derivative liabilities pursuant to ASC 815—at their fair values—in the consolidated balance sheets rather than as components of equity.  Subsequent changes in their fair values are recognized as gains or losses through non-interest income, which impacts net loss and loss per share in the consolidated statement of operations.  In March 2012 all Investor Warrants and substantially all of the Company Warrants (i.e., those issued to the Investors) were cancelled and replaced with 6,487,800 warrants having approximately the equivalent aggregate fair value as the cancelled warrants but without the anti-dilution features that call for derivative accounting treatment.  Accordingly, $4,955,000 (the fair value of the cancelled warrants immediately prior to cancellation) was transferred from warrant liability to additional paid-in capital in March 2012.

Activity in the Company’s outstanding warrants follows:

		Weighted
		Average
		Exercise
	Shares	Price
Outstanding January 1, 2011	5,748,672	5.00
Warrants granted in 2011	2,202,641	$4.54
Warrants exercised in 2011	(660,792)	4.54
Outstanding December 31, 2011	7,290,521	$4.90
Warrants granted in 1st qtr. 2012	6,487,800	$5.00
Warrants cancelled in 1st qtr. 2012	(6,387,973)	4.90
Outstanding March 31, 2012	7,390,348	$4.99

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  Following the Second Closing, the rights offering, and the 2011 warrants exercise, the Manager was the beneficial owner of 5,333,334 shares of the common stock of the Company (not including warrants), or 76.4% of the issued and outstanding shares.

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

(in thousands, except per share data)	Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$(831)	$85
Less dividends on preferred stock:
Non-convertible subsidiary-issued preferred stock	175	-
TARP preferred stock (Series D)	-	64
Net income allocated to all classes of preferred stock	175	64
Net income (loss) attributable to common stock	$(1,006)	$21

Average common shares outstanding	7,755,066	7,094,274
Basic and diluted loss per common share	$(0.13)	$-

No presentation of diluted earnings (loss) per common share has been presented because the result would be anti-dilutive.

Note 7 —Income taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the three-month periods ended March 31, 2012 and 2011 due to the deferred tax asset limitation.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

The following assumptions were used in the Black-Scholes simulation model to determine the fair value of the warrant liability for the 2011 warrants as of March 31, 2012 and for the 2011 and 2010 warrants as of December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	2011	2011	June 2010	April 2010
	Warrants	Warrants	Warrants	Warrants
Warrant exercise price	$4.54	$4.54	$5.00	$5.00
Market price of common stock	$3.40	$3.35	$3.35	$3.35
Average risk-free interest rate	2.23%	1.89%	0.36%	0.36%
Average expected volatility	34.27%	33.57%	44.01%	45.07%
Average expected life (in years)	9.56	9.81	3.46	3.32
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
March 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$26,998	$-	$26,998
Mortgage-backed securities	-	86,878	-	86,878
Municipal securities	-	4,813	-	4,813
Corporate debt securities	-	3,039	-	3,039
Asset-backed securities	-	6,894	-	6,894
Total available-for-sale securities	-	128,622	-	128,622
Loans held for sale	-	-	5,874	5,874
Warrant liability	-	-	(199)	(199)
Total assets measured at fair value on a recurring basis	$-	$128,622	$5,675	$134,297

December 31, 2011
Available for sale securities:
U.S. Government agencies	$-	$26,417	$-	$26,417
Mortgage-backed securities	-	89,293	-	89,293
Municipal securities	-	5,057	-	5,057
Corporate debt securities	-	2,055	-	2,055
Asset-backed securities	-	5,488	-	5,488
Total available-for-sale securities	-	128,310	-	128,310
Loans held for sale	-	-	3,720	3,720
Warrant liability	-	-	(5,184)	(5,184)
Total assets measured at fair value on a recurring basis	$-	$128,310	$(1,464)	$126,846

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2012 or 2011 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2012.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)					Current
					Period
	Fair Value Measurements Using				Gains
March 31, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Construction and land development	$-	$-	$-	$-	$-
Commercial real estate - owner-occupied	-	-	1,571	1,571	-
Commercial real estate - non-owner-occupied	-	-	-	-	-
Residential real estate	-	-	61	61	(128)
All other real estate	-	-	-	-	-
Commercial and industrial	-	-	582	582	(190)
Consumer and all other loans and lease financing	-	-	-	-	-
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$2,214	$2,214	$(318)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$2,031	$2,031	$(358)

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

The following table presents a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2012 and 2011:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	Three Months Ended March 31
	2012	2011
Balance at beginning of year	$(1,464)	$10,086
Net increase (decrease) in SBA loans held for sale	61	223
Loans held for sale transfered into Level 3	4,282	-
Settlements - principal reductions in loans held for sale	(21)	(1,810)
Loan participations sold to related party	(2,168)	-
Loans held for sale transferred to other real estate owned	-	(1,070)
Loans held for sale valuation reserve	-	(1)
Cancellation of warrants accounted for as liabilities	4,955	-
Changes in fair value of warrant liability	30	552
Balance at end of period	$5,675	$7,980

“Settlements” in the above table relate to actual cash payments received from borrowers on loans held for sale and do not represent refinancings or write-downs to fair value.  The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets.  The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other banks.  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using other observable data, which may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available.  Loans are within Level 3 of the fair value hierarchy.  The carrying value of accrued interest receivable approximates fair value.  The carrying amount of FHLB and FRB stock approximate their fair value.

Financial Liabilities.  The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value.  For fixed maturity (i.e., time) deposits, which are within Level 3 of the fair value hierarchy, fair value is estimated by discounting estimated future contractual cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of junior subordinated debt securities (Level 2) is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments.  The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$67,093	$67,093	$61,621	$61,621
Interest-bearing deposits in other banks	3,492	3,492	3,592	3,592
Investment securities	128,622	128,622	128,310	128,310
Loans held for sale	5,874	5,874	3,720	3,720
Loans, net of allowance for loan and lease losses	216,534	215,233	226,623	224,721
Federal Home Loan Bank and other stocks	3,801	3,801	3,926	3,926
Accrued interest receivable	1,277	1,277	1,450	1,450

Financial Liabilities:
Deposits	405,280	405,582	410,574	411,323
Junior subordinated debt securities	5,519	4,612	5,491	4,527
Accrued interest payable	205	205	330	330
Warrant liability	199	199	5,184	5,184

Note 9 — Business Combination

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

SL Bank’s results of operations have been included in the Company’s results beginning October 22, 2011.  The excess of the fair value of net assets of $906,000 arising from the acquisition was recognized in additional paid-in capital in the fourth quarter of 2011.  The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  Assets that are particularly susceptible to adjustment include certain loans, other real estate owned and certain premises and equipment.  During the first quarter of 2012, management recorded a $428,000 increase in loans, based on the estimated fair value of certain loans.  This measurement period adjustment has been presented on a retrospective basis, consistent with applicable accounting guidance.  Other real estate owned and premises and equipment remain preliminary.  Management expects such accounting to be finalized in the second quarter of 2012 and adjustments are not expected to have a significant impact on the Company’s financial statements.  The following table summarizes the adjusted estimated fair value of assets acquired and liabilities assumed recognized as of the acquisition date (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets--
Cash and cash equivalents	$53,998
Investment securities	21,487
Loans	122,374
Federal Home Loan Bank and other stocks	1,574
Company-owned life insurance	4,690
Other financial assets	1,085
Total financial assets	205,208
Premises and equipment	13,021
Other real estate owned	2,548
Identifiable intangible assets	3,237
Other assets	289
Financial liabilities:
Deposits	(220,102)
Junior subordinated debt securities	(2,380)
Other financial liabilities	(162)
Total financial liabilities	(222,644)
Other liabilities	(325)
Identifiable net assets acquired / net contribution from shareholder	$1,334

The following table presents pro forma information as if the acquisition had occurred on January 1, 2011.  The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, and interest expense on deposits acquired.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

Three Months Ended
March 31,
(in thousands)	2011
Interest income	$5,837
Non-interest income	982
Net income	273
Basic and diluted earnings per share	$-

 Note 10 — Recent Accounting Pronouncements

Fair Value Measurement

In May 2011, FASB issued Accounting Standards Update (“ASU”) ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 amends Topic 820, Fair Value Measurements and Disclosures, to converge the fair value measurement guidance under U.S. generally accepted accounting principles and International Financial Reporting Standards.  ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011.  Adoption of ASU 2011-04 in the quarter ended March 31, 2012, did not have a significant on the Company’s consolidated financial statements.

Comprehensive Income

In June 2011, FASB issued ASU 2011-05, Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.  ASU 2011-05 amends Topic 220, Comprehensive Income, to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented.  The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated.  ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011.  Additionally, in December 2011, FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05.  ASU 2011-12 defers the effective date for the changes in ASU 2011-05 that specifically refer to the presentation of the effects of reclassification adjustments out of accumulated other comprehensive income on the components of net income and other comprehensive income on the face of the financial statements for all periods presented.  ASU 2011-12 reinstates the requirements of the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.  The Company will continue to disclose the effects of reclassifications in the footnotes to the financial statements.  No such reclassifications were made during the three-month periods ended March 31, 2012 or 2011.  The effective date for ASU 2011-12 is the same as for ASU 2011-05.  Neither ASU 2011-05 nor ASU 2011-12 had a significant impact on the consolidated financial statements.

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

Overview of Results of Operations and Financial Condition

•
The Company incurred a net loss of $(831) thousand for the first quarter of 2012, as compared with net income of $85 thousand for the first quarter of 2011.  Net loss applicable to common stock was $(1.006) million in the most recent quarter, as compared to net income of $21 thousand for the same period in 2011.

•	A $225 thousand provision for loan losses was recorded in the first quarter of 2012. No loan loss provision was recognized in the first three months of 2011.

•
Net interest income for the three-month period ended March 31, 2012, was $4.565 million, an increase of $2.514 million from the same period in 2011.  The increase in net interest income was primarily due to the acquisition of Santa Lucia Bank in the fourth quarter of 2011.

•
The net interest margin (net interest income as a percentage of average interest earning assets) increased by 81 basis points, to 4.33%, for the three-month period ended March 31, 2012, as compared to the same period in 2011.

•
For the three months ended March 31, 2012, non-interest income decreased by $786 thousand from the same period in 2011.  The decrease was primarily due write-downs on the value of other real estate owned and decreased income from changes if the fair value of warrant liability.

•
Non-interest expense increased by $2.644 million for the first quarter of 2012, as compared to the same quarter in 2011.  Principal factors relating to the increase were salaries and benefits for Santa Lucia Bank personnel and recently-hired officers, increased professional and data processing fees related to the Santa Lucia Bank acquisition ($112 thousand and $272 thousand, respectively), and amortization of the core deposit intangible asset ($101 thousand).

•	Total assets decreased by $5.1 million (1.1%) from December 31, 2011 to March 31, 2012, primarily attributable to a $7.3 million decrease in loans.

•	Non-performing assets decreased from $13.6 million as of December 31, 2011 to $10.5 million on March 31, 2012.

Income Summary

For the three months ended March 31, 2012, the Company incurred a net loss of $(831) thousand, as compared with net income of $85 thousand for same period in 2011.  Net loss applicable to common stock was $(1.006) million in the most recent quarter, as compared to net income of $21 thousand for the first quarter of 2011.  The increased quarterly net loss was the result of increased hiring since mid-year 2010 in preparation for planned growth, professional fees and data processing costs related to the Santa Lucia Bank acquisition, and a $522 decrease in non-interest income from the change in the fair value of warrants accounted for as liabilities.

Loss on average assets (annualized) was (0.73)% for the first quarter of 2012, as compared with a return on average assets of 0.16% for the first quarter of 2011.  Annualized loss on average equity was (8.84)% for the first quarter of 2012 as compared with a return on average equity of 1.05% for the comparable 2011 period.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2012, net interest income was $4.565 million, an increase of $2.739 million from the same period in 2011, primarily due to the Santa Lucia Bank acquisition.  In addition to the increase in net interest income due to the higher volume of assets and liabilities from that acquisition, the net interest margin for the first three months of 2012 includes $758 thousand of discount accretion on the assets acquired and liabilities assumed.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.33% for the three-month period ended March 31, 2012, an increase of 81 basis points as compared to the same period in 2011.  Discount accretion mentioned in the previous paragraph accounts for 72 basis points of the increase in net interest margin.

The following table shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2012 and 2011:

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	March 31, 2012				March 31, 2011
	Average		Average		Average		Average
	Balance	Interest	Rate		Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$234,570	$4,299	7.37	% *	$119,612	$1,789	6.06	% *
Investment securities*	126,551	632	2.01	% *	75,267	419	2.26	% *
Other interest income	62,580	44	0.28%		15,339	10	0.26%
Total interest-earning assets / interest income	423,701	4,975	4.72%		210,218	2,218	4.28%
Non-interest-earning assets:
Allowance for loan losses	(3,415)				(3,227)
Cash and due from banks	2,155				1,426
Premises and equipment	15,787				3,208
Other assets	18,605				7,599
Total assets	$456,833				$219,224

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$27,177	$11	0.16%		$11,211	$20	0.73%
Savings and Money Market deposit accounts	129,545	61	0.19%		51,976	95	0.74%
Certificates of deposit	141,666	256	0.73%		86,389	247	1.16%
Total interest-bearing deposits	298,388	328	0.44%		149,576	362	0.98%
Other short-tems borrowings	-	-	-		385	5	4.75%
Trust preferred securities	5,503	82	6.02%		3,093	25	3.30%
Total borrowed funds	5,503	82	6.02%		3,478	30	3.46%
Total interest-bearing liabilities / interest expense	303,891	410	0.54%		153,054	392	1.04%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	107,889				26,604
Other liabilities	7,294				6,741
Total liabilities	419,074				186,399
Shareholders' equity	37,759				32,825
Total liabilities and shareholders' equity	$456,833				$219,224
Net interest-rate spread			4.18%				3.24%
Impact of non-interest-bearing
sources and other changes in
balance sheet composition			0.15%				0.28%
Net interest income / margin on earning assets		$4,565	4.33	% **		$1,826	3.52	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Loan accretion and loan fees (net of loan origination costs) included in loan interest income for the three-month periods ended March 31, 2012 and 2011, were $756 thousand and $1 thousand, respectively.

** Net interest income as a % of earning assets

Excluding the merger-related discount accretion from the above table, the average rates for the first three months of 2012 would have been as follows: loans 6.08%; total interest-earning assets 4.01%; certificates of deposit 0.82%; total interest-bearing deposits 0.49%; trust preferred securities 3.97%; total interest-bearing liabilities 0.55%; and net interest margin 3.61%.

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-month periods ended March 31, 2012 and 2011.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)	Three Months Ended March 31, 2012
	Compared to 2011
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$2,033	$477	$2,510
Investment securities	260	(47)	213
Other interest income	33	1	34
Total increase in interest income	2,326	431	2,757

Interest-bearing liabilities:
Transaction accounts	14	(23)	(9)
Savings deposits	72	(106)	(34)
Certificates of deposit	121	(112)	9
Total interest-bearing deposits	207	(241)	(34)

Other short-term borrowings	(5)	-	(5)
Trust preferred securities	27	30	57
Total borrowed funds	22	30	52
Total increase (decrease) in interest expense	229	(211)	18

Increase in net interest income	$2,097	$642	$2,739

The tables above show the effect of the significantly higher volume of assets and liabilities from the acquisition, as well as the impact of lower rates paid on deposit accounts.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level throughout 2012 and 2013.  If so, we expect to see certificate of deposit rates continue to decline, although the pace of that decline is expected to slow.  With loan rates remaining relatively stable, this decrease in deposit rates should result in a slight improvement in our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits reprice somewhat faster than loans, as “floors” (minimum rates) have been implemented on approximately 60% of the variable rate loan portfolio, or approximately $140 million in loans.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  As a result, that portion of the variable rate loan portfolio will not generate a material increase in interest income until the prime rate increases by at least two percentage points from its current level.  The remaining 40% of variable rate loans will respond to rising rates much more quickly, however.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded a $225 thousand provision for loan losses for the three months ended March 31, 2012, as compared with no loan loss provision for the first three months of 2011.

Loan charge-offs totaled $1 thousand (with $12 thousand in recoveries) for the first quarter of 2012, as compared with $8 thousand of charge-offs and $55 thousand of recoveries for the same period in 2011.  The ratio of allowance for loan losses to total loans was 1.58% at March 31, 2012, as compared with 1.43% as of December 31, 2011.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned.  For the three-month period ended March 31, 2012, non-interest income was $38 thousand, a decrease of $786 thousand from the same period in 2011.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2012	2011	$	%
Service charges on deposit accounts	$207	$77	$130	169%
Gain on sale of loans	8	106	(98)	-92%
Loan servicing fees, net of amortization	38	24	14	58%
Gain on sale or call of available-for-sale securities	1	-	1	nm
Net gains(losses) or writedowns of fixed assets or other real estate	(358)	(47)	(311)	nm
Change in fair value of warrant liability	30	552	(522)	-95%
Other income and fees	112	112	-	0%
Total non-interest income	$38	$824	$(786)	-95%

nm - not meaningful

The decrease in non-interest income was primarily due write-downs on the value of other real estate owned and decreased income from changes if the fair value of warrant liability.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses increased by $2.644 million, or 103%, for the three months ended March 31, 2012, as compared to the first quarter of 2011.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2012	2011	$	%
Salaries and employee benefits	$2,483	$1,315	$1,168	89%
Occupancy expenses	455	321	134	42%
Furniture and equipment	179	114	65	57%
Data processing	792	201	591	294%
Professional fees	409	130	279	215%
Marketing and business development	125	37	88	238%
Office supplies and expenses	210	59	151	256%
Insurance and regulatory assessments	153	145	8	6%
Loan and lease expenses	64	37	27	73%
Other real estate expenses	46	56	(10)	-18%
Amortization of core deposit intangible asset	101	-	101	nm
Other	192	150	42	28%
Total non-interest expense	$5,209	$2,565	$2,644	103%

nm = not meaningful

The increase in non-interest expense was principally from:

•	An increase in salaries and benefits due to employees added with the Santa Lucia acquisition, as well as additional officers hired over the past year in preparation for planned growth,

•	Increased software and network management costs due to the integration of Santa Lucia Bank, including necessary system upgrades (included in data processing expenses in the table above),

•	Professional fees related to the Santa Lucia Bank acquisition, which totaled $112 thousand for the first quarter of 2012.

Insurance and regulatory assessments were virtually flat despite a more than doubling of deposit balances as a result of the merger.  FDIC deposit insurance assessments decreased by $39 thousand from the first quarter of 2011 to the first quarter of 2012.  These decreased assessments were the result of improvement in the Bank’s deposit insurance risk category based on its most recent regulatory examination, and also to the change in the FDIC assessment formula as mandated by the Dodd-Frank Act.  All other insurance premiums (property/casualty, fidelity bond, liability, etc.) increased by $31 thousand.

Income Taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the three-month periods ended March 31, 2012.

Balance Sheet Analysis

At March 31, 2012, consolidated assets totaled $457.1 million, as compared with $462.2 million at December 31, 2011.  This represents a decrease of $5.1 million (1.1%) over the past three months.  Total loans decreased $7.3 million (3.1%) over that period, while securities and cash equivalents increased $5.7 million (2.2%), deposits decreased $5.3 million (1.3%) and shareholders’ equity increased $4.7 million (16.5%).  The increase in shareholders’ equity was primarily due to additional paid-in capital transferred from the warrant liability for warrants cancelled during the quarter.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(5,110)	-1.1%	$227,535	97.0%	$9,378	4.2%	$7,650	3.5%	$(182)	-0.1%
Earning Assets	(1,782)	-0.4%	200,180	89.2%	9,092	4.2%	10,711	5.2%	(1,384)	-0.7%
Loans	(7,271)	-3.1%	114,015	95.6%	2,991	2.6%	(1,516)	-1.3%	(2,474)	-2.1%
Deposits	(5,294)	-1.3%	219,028	114.3%	9,266	5.1%	7,622	4.4%	1,418	0.8%
Shareholders' Equity	4,701	16.5%	(4,573)	-13.8%	(223)	-0.7%	512	1.6%	(169)	-0.5%

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)
	March 31, 2012		December 31, 2011
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and land development	$18,087	8.0%	$18,022	7.6%
Commercial real estate - owner-occupied	70,894	31.4%	70,153	30.0%
Commercial real estate - non-owner-occupied	60,302	26.7%	64,382	27.6%
Residential real estate	33,012	14.6%	32,609	14.0%
All other real estate loans	2,014	0.9%	2,321	1.0%
Commercial and industrial loans	26,019	11.5%	30,176	12.9%
Agricultural loans	9,524	4.2%	9,272	4.0%
Municipal loans	2,388	1.1%	2,393	1.0%
Leases, net of unearned income	1,835	0.8%	2,323	1.0%
Consumer loans	1,895	0.8%	2,018	0.9%
Total loans	$225,970	100.0%	$233,669	100.0%

The table shows a $7.7 million decrease in loans outstanding since December 31, 2011—primarily due to loan pay-downs, but also due to $2.2 million of loan participations sold to an affiliated organization.

Asset Quality

Non-accrual loans (including loans held for sale) totaled $8.2 million at March 31, 2012, as compared to $8.6 million at December 31, 2011 and $8.5 million at March 31, 2011.

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of March 31, 2012, December 31, 2011 and March 31, 2011:

Non-Performing Assets*
(in thousands)	March 31	December 31	March 31
	2012	2011	2011
Loans in nonaccrual status:
Nonaccrual loans held for investment	$5,475	$6,557	$1,362
Nonaccrual loans held for sale**	2,774	1,997	7,151
Loans past due 90 days or more and accruing	-	-	-
Restructured loans in accruing status	200	-	8
Total nonperforming loans	8,449	8,554	8,521
Foreclosed real estate	1,631	4,626	3,487
Total nonperforming assets	$10,080	$13,180	$12,008

Real estate held for possible future branch office	400	400	565
Total nonperforming loans and other real estate owned	$10,480	$13,580	$12,573

Allowance for loan and lease losses allocated to impaired loans	$392	$81	$35
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,170	3,245	3,210
Total allowance for loan and lease losses	$3,562	$3,326	$3,245

Asset quality ratios:
Non-performing assets to total assets	2.21%	2.85%	5.52%
Excluding loans held for sale**	1.62%	2.44%	2.37%

Non-performing loans to total loans	3.74%	3.67%	7.24%
Excluding loans held for sale**	2.58%	2.86%	1.30%

Allowance for loan and lease losses to total loans	1.58%	1.43%	2.76%
Excluding loans held for sale**	1.62%	1.45%	3.08%

Allowance for loan and lease losses to total non-performing loans	42%	39%	38%
Excluding non-performing loans held for sale**	63%	51%	237%

* Table combines bank and non-bank subsidiaries
** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

For comparison, ratios in the table above are presented both with and without loans held for sale.  Although declining, the level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $8.4 million of non-performing loans as of March 31, 2012, includes $903 thousand of SBA-guaranteed loans, which are supported by $772 thousand of SBA loan guarantees.  The remaining $7.5 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $392 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at March 31, 2012 were $10.5 million, a decrease of $3.1 million from the $13.6 million balance at December 31, 2011.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the three months ended March 31, 2012:

Other Real Estate Owned
(dollars in thousands)	Three Months Ended
March 31, 2012
Balance of foreclosed real estate at beginning of year	$4,626
Real estate held for possible future branch office	400
Total other real estate owned at beginning of year	$5,026
Foreclosures during the period	-
Additional investments in other real estate	-
Sales of other real estate to related party	(2,637)
Writedowns on other real estate, net of gains on sale	(358)
Balance of other real estate owned at end of period	$2,031

Potential Problem Loans

At March 31, 2012, the Company had approximately $16.3 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.  The $16.3 million of potential problem loans are supported by $613 thousand of SBA loan guarantees.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Company’s internal risk rating system, appears to be manageable as of March 31, 2012, there can be no assurances that new problem loans will not develop in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2012 totaled $3.6 million, an increase of $11 thousand from December 31, 2011.  The ratio of ALLL to total loans at March 31, 2012, was 1.58%, as compared with 1.43% at December 31, 2011.  At March 31, 2012 and 2011, the ratio of ALLL to total non-performing loans was 42% and 38%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2012 and 2011:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$3,326	$3,198
Provision for loan losses	225	-
Loans charged off	(1)	(8)
Recoveries of previous charge-offs	12	55
Net (charge-offs) recoveries	11	47
Balance at end of period	$3,562	$3,245

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	1.58%	2.76%
Period end loans, excluding loans held for sale*	1.67%	3.08%
Total non-performing loans, including loans held for sale	42%	38%
Non-performing loans, excluding loans held for sale*	63%	237%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	-0.02%	-0.16%
Provision for loan losses	0.39%	0.00%

Total loans, including loans held for sale	$225,970	$117,751
Loans excluding loans held for sale	213,513	105,294

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

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2012, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2012 and December 31, 2011, this reserve totaled $381 thousand, and is included in other liabilities in the consolidated balance sheet.

Investments

All securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (21%), fixed-rate mortgage-backed securities (36%), floating-rate mortgage-backed securities (30%), fixed-rate tax-exempt municipal securities (4%), and other fixed-rate securities (9%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  The weighted average life of the portfolio is 3.6 years, with a projected duration of 3.3 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $405.3 million as of March 31, 2012, as compared with $410.6 million at December 31, 2011, and $174.7 million at March 31, 2011.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted, using a deposit pricing model, to balance the cost of funds, funding needs and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first three months of 2012 and 2011.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of more than 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008 as local depositors sought out safety, with yield often a secondary concern.  As of March 31, 2012, the Bank had issued $42.4 million of certificates of deposit to local customers through the CDARS program, as compared with $41.9 million as of March 31, 2011.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  As of March 31, 2012 and December 31, 2011, the Bank had no outstanding borrowings from the FHLB.

Capital

Total shareholders’ equity has increased $4.701 million or 16.5%, from December 31, 2011, to March 31, 2012.  The increase was primarily due to additional paid-in capital transferred from the warrant liability for warrants cancelled during the quarter.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2012, and December 31, 2011:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital (to Risk-Weighted Assets)	$37,053	13.78%	$26,887	10.0%	$21,510	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$33,685	12.53%	$16,132	6.0%	$10,755	4.0%
Tier 1 Capital (to Average Assets)	$33,685	7.56%	$22,284	5.0%	$17,827	4.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$36,437	13.25%	$27,491	10.0%	$21,992	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,997	12.00%	$16,494	6.0%	$10,996	4.0%
Tier 1 Capital (to Average Assets)	$32,997	8.19%	$20,145	5.0%	$16,116	4.0%

See also Effects of Inflation and Economic Issues below, for a discussion of EESA and its impact on the Company.

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Company had $67.1 million in cash and cash equivalents on March 31, 2012, as compared with $61.6 million as of December 31, 2011.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of March 31, 2012, the Company’s loans-to-deposits ratio was 54%, as compared with 56% as of December 31, 2011.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have grown during this period.  A low loan-to-deposit ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 46.7% as of March 31, 2012, as compared with 33.8% as of December 31, 2011.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of March 31, 2012, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of March 31, 2012, up to $113.7 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	March 31,	December 31,	March 31,
	2012	2011	2011
Commitments to Extend Credit	$38,193	$38,702	$18,761
Standby Letters of Credit	1,836	2,444	861
	$40,029	$41,146	$19,622

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of March 31, 2012, and December 31, 2011, this reserve totaled $381 thousand and is included in other liabilities in the consolidated balance sheets.

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

San Luis Obispo and Santa Barbara Counties continue to have unemployment rates (8.8% and 8.9%, respectively, as of March 2012), that are slightly above the nationwide rate of 8.2%, yet significantly below the California statewide seasonally-adjusted rate of 11.0%.  San Luis Obispo County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  Although the economy appears to be improving, there can be no assurance that the local economy will rebound quickly or that real estate values will return to pre-2006 levels in the near term.

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

Management had previously determined that the Company’s internal control over financial reporting as of December 31, 2011 was ineffective, resulting in the restatement of certain consolidated financial statements included in previous 1934 Act filings.  The restated financial statements were filed on March 30, 2012.  Specifically, management determined that the Company did not maintain effective control over the financial reporting process utilized to interpret applicable accounting literature for certain warrants and preferred stock, which resulted in a misstatement of shareholders’ equity and loss per share.

Remediation Efforts

The Company has been actively remediating this material weakness, focusing remediation efforts on establishing additional accounting and financial reporting processes when events or transactions occur outside of the Company’s usual and routine course of business.  While we had processes in place to identify and apply changes in accounting standards, we enhanced these processes to better research and evaluate the nuances of complex accounting standards and their application to non-routine transactions.  Additionally, we have improved training and communication among our accounting staff, our legal team, our consultants and our internal and external auditors.  Management will continue to review and make necessary changes to the overall design of our internal control environment.

Under the supervision of our management, including our principal executive officer and principal financial officer, the Company conducted, as of March 31, 2012, an assessment of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as remediated, were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

Other than as mentioned above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (I)
3.2	Certificate of Amendment to Articles of Incorporation (L)
3.3	Certificate of Amendment to Articles of Incorporation (Y)
3.4	Amended and Restated Bylaws (DD)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (B)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (B)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (D)
4.4	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (E)
4.5	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (E)
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

Exhibit #
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

10.20	Side Letter Agreement dated January 9, 2009 amending the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (R)
10.21	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (R)
10.22	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (R)
10.23	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (U)
10.24	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (V)
10.25	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (W)
10.26	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (X)
10.27	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (Y)
10.28	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (BB)
10.29	2011 Equity Incentive Plan (CC)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files

(A)	Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)	Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(C)	Included in the Company’s Form 10-QSB filed August 12, 2002, and incorporated by reference herein.
(D)	Included in the Company’s Form 10-QSB filed on November 12, 2002, and incorporated by reference herein.
(E)	Included in the Company’s Form 8-K filed on October 21, 2003, and incorporated by reference herein.
(F)	Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(G)	Included in the Company’s Form 8-K filed on January 19, 2005, and incorporated by reference herein.
(H)	Intentionally omitted
(I)	Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(J)	Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(K)	Included in the Form SB-2 Registration Statement of the Company filed on June 13, 2007, and incorporated by reference herein.
(L)	Included in Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement of the Company filed on July 24, 2007, and incorporated by reference herein.
(M)	Included in the Company’s Form 8-K filed on August 14, 2007, and incorporated by reference herein.
(N)	Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(O)	Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(P)	Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
(Q)	Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(R)	Included in the Company’s Form 8-K filed on January 14, 2009, and incorporated by reference herein.
(S)	Included in the Company’s Form 10-Q filed on August 14, 2009, and incorporated by reference herein.
(T)	Included in the Company’s Form 10-K filed on March 16, 2009, and incorporated by reference herein.
(U)	Included in the Company’s From 8-K filed on December 24, 2009, and incorporated by reference herein.
(V)	Included in the Company’s Form 8-K filed on March 22, 2010, and incorporated by reference herein.
(W)	Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein.
(X)	Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(Y)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(Z)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein.
(AA)	Included in Amendment No. 1 to the Company’s Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein.
(BB)	Included in the Company’s Form 8-K filed on June 27, 2011, and incorporated by reference herein.
(CC)	Included in the Company’s Form 8-K filed on September 30, 2011, and incorporated by reference herein.
(DD)	Included in the Company's Form 8-K filed on March 29, 2012, and incorporated herein by reference.
(EE)	Included in the Company's Form 8-K on filed on March 26, 2012, and incorporated herein by reference.
(FF)	Included in the Company's Form 8-K filed on October 27, 2012, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:  /s/ James W. Lokey
JAMES W. LOKEY
Chairman and Chief Executive Officer
Dated:  May 9, 2012

By:  /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  May 9, 2012