Form 10-Q
period 2012-06-30
MISSION COMMUNITY BANCORP
filed 2012-08-07
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,855,066 shares of common stock outstanding as of August 3, 2012.

Mission Community Bancorp
June 30, 2012

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)

	June 30, 2012	December 31, 2011
Assets
Cash and due from banks	$27,256	$61,621
Certificates of deposit in other banks	5,176	3,592
Investment securities available for sale	171,472	128,310

Loans held for sale	4,280	3,720

Loans, net of unearned income	219,351	229,949
Less allowance for loan and lease losses	(3,781)	(3,326)
Net loans	215,570	226,623

Federal Home Loan Bank stock and other stock, at cost	3,800	3,926
Premises and equipment	16,027	16,282
Other real estate owned	2,299	5,220
Company owned life insurance	7,901	7,786
Core deposit intangible asset, net of accumulated amortization	2,967	3,170
Accrued interest and other assets	2,228	3,062
Total Assets	$458,976	$463,312

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$126,003	$105,105
Money market, NOW and savings	159,483	156,273
Time certificates of deposit	123,159	149,196
Total deposits	408,645	410,574
Junior subordinated debt securities	5,548	5,491
Accrued interest and other liabilities	2,130	4,271
Warrant liability	150	5,184
Total liabilities	416,473	425,520
Mezzanine financing:
Redeemable Bancorp-issued preferred stock, Series A, B and C; liquidation value of $1,205	1,205	1,205
Redeemable subsidiary-issued preferred stock; liquidation value of $6,400 at June 30, 2012, and $7,000 at December 31, 2011	6,400	7,000

Shareholders' equity:
Common stock - 50,000,000 shares authorized; issued and outstanding: 7,855,066 at June 30, 2012 and 7,755,066 at December 31, 2011	41,325	40,825
Additional paid-in capital	8,533	3,505
Accumulated deficit	(17,095)	(16,438)
Accumulated other comprehensive income	2,135	1,695
Total shareholders' equity	34,898	29,587
Total Liabilities and Shareholders' Equity	$458,976	$463,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Interest Income
Interest and fees on loans	$4,351	$1,697	$8,650	$3,486
Interest on investment securities	707	461	1,339	880
Other interest income	24	6	68	16
Total interest income	5,082	2,164	10,057	4,382
Interest Expense
Interest on money market, NOW and savings deposits	69	104	141	219
Interest on time certificates of deposit	196	229	452	476
Other interest expense	82	25	164	55
Total interest expense	347	358	757	750
Net interest income	4,735	1,806	9,300	3,632
Provision for loan and lease losses	225	-	450	-
Net interest income (loss) after provision for loan and lease losses	4,510	1,806	8,850	3,632
Non-interest income
Service charges on deposit accounts	248	121	455	198
Gain on sale of loans	-	35	8	141
Loan servicing fees, net of amortization	44	35	82	59
Gain on sale or call of available-for-sale securities	526	-	527	-
Gain (loss) or writedown of other real estate owned and premises and equipment	70	70	(288)	23
Change in fair value of warrant liability	49	407	79	959
Other income and fees	127	56	239	168
Total non-interest income	1,064	724	1,102	1,548
Non-interest expense
Salaries and employee benefits	2,370	1,448	4,853	2,763
Occupancy expenses	467	331	922	652
Furniture and equipment	256	112	435	226
Data processing	549	262	1,341	463
Professional fees	326	403	735	533
Marketing and business development	91	56	216	93
Office supplies and expenses	182	67	392	126
Insurance and regulatory assessments	170	81	323	226
Loan and lease expenses	126	123	190	160
Other real estate expenses	103	42	149	98
Amortization of core deposit intangible asset	101	-	202	-
Other expenses	308	167	500	317
Total non-interest expense	5,049	3,092	10,258	5,657
Income (loss) before income taxes	525	(562)	(306)	(477)
Income tax expense	3	5	3	5
Net income (loss)	$522	$(567)	$(309)	$(482)
Less dividends on preferred stock	173	64	348	128
Net income (loss) attributable to common stock	$349	$(631)	$(657)	$(610)

Per Common Share Data:
Net income (loss) - basic	$0.04	$(0.09)	$(0.08)	$(0.09)
Net income (loss) - diluted	$0.04	$(0.09)	$(0.08)	$(0.09)
Average common shares outstanding - basic	7,766,055	7,094,274	7,760,561	7,094,274
Average common shares outstanding - diluted	7,766,055	N/A	N/A	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income
Unaudited
(dollars in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net income (loss)	$522	$(567)	$(309)	$(482)

Other comprehensive income:
Unrealized gains arising during the period on available-for-sale securities, net of taxes of $-0-	678	1,109	967	925
Less reclassification adjustment for securities gains included in net income	(526)	-	(527)	-
Other comprehensive income	152	1,109	440	925

Comprehensive income	$674	$542	$131	$443

 Mission Community Bancorp and Subsidiaries
 Condensed Consolidated Statement of Changes in Shareholders' Equity
 (Unaudited - dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2011, as previously reported	7,755,066	$40,825	$2,375	$(16,438)	$1,695	$28,457
Adjustment to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	-	1,130	-	-	1,130
Balance at January 1, 2012, as adjusted	7,755,066	$40,825	$3,505	$(16,438)	$1,695	$29,587

Exercise of common stock warrants	100,000	500				500

Dividends declared on subsidiary-issued preferred stock				(348)		(348)

Stock-based compensation			73			73

Cancellation of warrants accounted for as liabilities			4,955			4,955

Net (loss)				(309)		(309)
Other comprehensive income	-	-	-	-	440	440

Balance at June 30, 2012	7,855,066	$41,325	$8,533	$(17,095)	$2,135	$34,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
Operating Activities
Net (loss) income	$(309)	$(482)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation	479	252
Accretion of discount on securities and loans, net	684	257
Amortization of core deposit intangible asset	202	-
Accretion of discount on assets acquired in merger	(1,670)	-
Amortization of discount on liabilities assumed in merger	56	-
Provision for loan and lease losses	450	-
Stock-based compensation	73	69
Gain on sale of available-for-sale securities	(527)	-
Gain on sale of loans	(8)	(141)
Gains on disposition of loans held for sale	(26)	(46)
Change in the fair value of warrant liability	(79)	(959)
Net losses and writedowns of fixed assets or other real estate owned	288	(23)
Increase in company-owned life insurance	(115)	(45)
Net increase in accrued taxes receivable	-	-
Other, net	(145)	(260)
Proceeds from loan sales	101	1,440
Loans originated for sale	-	(1,562)
Net cash used in operating activities	(546)	(1,500)
Investing Activities
Net decrease (increase) in deposits in other banks	(1,584)	248
Purchase of available-for-sale securities	(87,337)	(22,033)
Proceeds from maturities, calls and paydowns of available-for-sale securities	19,557	6,142
Proceeds from sales of available-for-sale securities	24,873	-
Net decrease (increase) in loans held for investment	6,582	(766)
Net decrease in loans held for sale	3,456	3,926
Net decrease in Federal Home Loan Bank and other stock	126	193
Purchases of premises and equipment	(247)	(191)
Additional investments in other real estate owned	-	(111)
Proceeds from sale of premises and equipment	17	-
Proceeds from sale of other real estate owned	3,132	1,507
Net cash provided by (used in) investing activities	(31,425)	(11,085)
Financing Activities
Net increase (decrease) in demand deposits and savings accounts	24,108	1,797
Net increase (decrease) in time deposits	(26,037)	7,243
Net decrease in other borrowings	(600)	(349)
Additional costs of 2010 shareholder rights offering	-	(40)
Proceeds from exercise of common stock warrants	500	-
Payment of dividends on preferred stock	(365)	(128)
Net cash provided by (used in) financing activities	(2,394)	8,523
Net increase (decrease) in cash and cash equivalents	(34,365)	(4,062)
Cash and cash equivalents at beginning of period	61,621	10,817
Cash and cash equivalents at end of period	$27,256	$6,755

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	440	925
Loans reclassified to held for sale	4,583	-
Real estate acquired by foreclosure	492	1,069
Adjustments to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	1,130	-
Cancellation of warrants accounted for as liabilities	(4,955)	-
Supplemental disclosures of cash flow information:
Interest paid	933	760
Taxes paid	3	2

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2012 and 2011 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

The Bank has been organized as a single reporting segment and operates five branches in the Central Coast area of California (in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria).  In addition, the Bank operates a loan production office in San Luis Obispo, with a primary focus on Small Business Administration (“SBA”) lending, and a Food and Agriculture Division, operating through a loan production office in Oxnard, California.

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

No options were granted in the six months ended June 30, 2012.  The fair values of options granted in the six months ended June 30, 2011, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011
Number of options granted	20,000	20,000
Exercise price	$5.00	$5.00
Market price of common stock	$3.65	$3.61
Expected stock price volatility	37.4%	37.3%
Expected option life (years)	6	6
Risk-free interest rate	2.32%	2.53%

Weighted average fair value of all options granted during the period:
3 months ended 6/30/11		$1.07
6 months ended 6/30/11		$1.08

During the three-month periods ended June 30, 2012 and 2011, the Company recognized pre-tax stock-based compensation expense of $38,000 and $35,000, respectively.  For the six-month periods ended June 30, 2012 and 2011, stock-based compensation expense was recognized totaling $73,000 and $69,000, respectively.  As of June 30, 2012, the Company has unvested options outstanding with unrecognized compensation expense totaling $233,000, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2012	$71
2013	85
2014	29
2015	29
2016	19
Total unrecognized compensation cost	$233

No options outstanding were “in the money” as of June 30, 2012.

The following table summarizes information about stock option activity for the six months ended June 30, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding at beginning of period	297,219	$7.84
Options granted	-
Options exercised	-
Options forfeited	(19,819)	20.48
Outstanding at end of period	277,400	$6.94	7.9	$-

Options exercisable at end of period	131,838	$8.67	6.9	$-

Options Vested or Expected to Vest	277,400	$6.94	7.9	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2012:
U.S. Government agencies	$64,113	$617	$(13)	$64,717
Residential mortgage-backed securities	82,098	1,285	(48)	83,335
Municipal securities	4,593	230	-	4,823
Corporate debt securities	3,037	2	(12)	3,027
Asset-backed securities	15,495	88	(13)	15,570
	$169,336	$2,222	$(86)	$171,472

December 31, 2011:
U.S. Government agencies	$26,098	$331	$(12)	$26,417
Residential mortgage-backed securities	88,209	1,122	(38)	89,293
Municipal securities	4,820	239	(2)	5,057
Corporate debt securities	2,059	-	(4)	2,055
Asset-backed securities	5,429	79	(20)	5,488
	$126,615	$1,771	$(76)	$128,310

The scheduled maturities of investment securities at June 30, 2012, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized Cost	Fair Value
Within one year	$7,476	$7,506
Due in one year to five years	41,730	41,876
Due in five years to ten years	47,827	48,386
Due in greater than ten years	72,303	73,704
	$169,336	$171,472

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012:
U.S. Government agencies	6,991	$13	$-	$-	$6,991	$13
Residential mortgage-backed securities	18,392	48	-	-	18,392	48
Municipal securities	-	-	-	-	-	-
Corporate debt securities	1,988	12	-	-	1,988	12
Asset-backed securities	2,402	13	-	-	2,402	13
	$29,773	$86	$-	$-	$29,773	$86

December 31, 2011:
U.S. Government agencies	$2,082	$12	$-	$-	$2,082	$12
Residential mortgage-backed securities	9,731	38	-	-	9,731	38
Municipal securities	240	2	-	-	240	2
Corporate debt securities	1,055	4	-	-	1,055	4
Asset-backed securities	1,585	20	-	-	1,585	20
	$14,693	$76	$-	$-	$14,693	$76

As of June 30, 2012, the Company held 11 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of June 30, 2012.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of June 30, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of June 30, 2012, are other than temporarily impaired.

No securities were sold in the first six months of 2011.  Gains totaling $526,000 were recognized in the second quarter of 2012 on sales of $24,873,000 of securities.

As of June 30, 2012, investment securities carried at $10,410,000 were pledged to secure public deposits, as required by law.  Investment securities carried at $20,980,000 as of June 30, 2012, were pledged to secure borrowing facilities from the Federal Home Loan Bank of San Francisco.

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	June 30, 2012		December 31, 2011
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and land development	$17,293	7.7%	$18,022	7.6%
Commercial real estate - owner-occupied	68,264	30.5%	70,153	30.0%
Commercial real estate - non-owner-occupied	64,484	28.8%	64,382	27.6%
Residential real estate	34,224	15.3%	32,609	14.0%
All other real estate loans	2,003	0.9%	2,321	1.0%
Commercial and industrial loans	28,780	12.9%	30,176	12.9%
Agricultural loans	3,119	1.4%	9,272	4.0%
Municipal loans	2,384	1.1%	2,393	1.0%
Leases, net of unearned income	1,722	0.8%	2,323	1.0%
Consumer loans	1,358	0.6%	2,018	0.9%
Total loans	$223,631	100.0%	$233,669	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	June 30, 2012		December 31, 2011
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$571	0.3%	$115	0.0%
Real estate	1,955	0.9%	3,030	1.3%
Construction and land development	1,754	0.8%	575	0.2%
Total loans held for sale	$4,280	1.9%	$3,720	1.6%

* Consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans held for investment.  Loans held for sale, including $1,648,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of June 30, 2012, and December 31, 2011, loans totaling $199,255,000 and $98,111,000, respectively, were pledged to secure potential borrowing facilities from the Federal Home Loan Bank of San Francisco.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month and six-month periods ended June 30:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Balance at beginning of period	$3,562	$3,245	$3,326	$3,198
Provision for loan and lease losses charged to expense	225	-	450	-
Loans charged off	(121)	(92)	(122)	(100)
Recoveries on loans previously charged off	115	29	127	84
Balance at end of period	$3,781	$3,182	$3,781	$3,182

Changes in the allowance for loan and lease losses for the three-month and six-month periods ended June 30, 2012 and 2011, are shown below disaggregated by portfolio segment:

	Three Months Ended June 30, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$149	$217	$-	$-	$366
Commercial real estate - owner-occupied	256	247	-	1	504
Commercial real estate - non-owner-occupied	539	345	-	-	884
Residential real estate	711	(53)	-	-	658
All other real estate loans	4	3	-	-	7
Commercial and industrial loans	1,562	(330)	(100)	66	1,198
Consumer and all other loans and lease financing	185	(79)	(21)	48	133
Unallocated	156	(125)	-	-	31
Totals	$3,562	$225	$(121)	$115	$3,781

	Three Months Ended June 30, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$625	$(502)	$-	$-	$123
Commercial real estate - owner-occupied	312	81	-	-	393
Commercial real estate - non-owner-occupied	475	239	-	-	714
Residential real estate	431	168	(83)	-	516
All other real estate loans	3	1	-	-	4
Commercial and industrial loans	920	100	(9)	26	1,037
Consumer and all other loans and lease financing	110	-	-	3	113
Unallocated	369	(87)	-	-	282
Totals	$3,245	$-	$(92)	$29	$3,182

	Six Months Ended June 30, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$157	$209	$-	$-	$366
Commercial real estate - owner-occupied	253	250	-	1	504
Commercial real estate - non-owner-occupied	675	208	-	-	883
Residential real estate	640	18	-	-	658
All other real estate loans	4	3	-	-	7
Commercial and industrial loans	1,363	(140)	(101)	76	1,198
Consumer and all other loans and lease financing	124	(19)	(21)	50	134
Unallocated	110	(79)	-	-	31
Totals	$3,326	$450	$(122)	$127	$3,781

	Six Months Ended June 30, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$531	$(408)	$-	$-	$123
Commercial real estate - owner-occupied	164	216	-	10	390
Commercial real estate - non-owner-occupied	697	17	-	-	714
Residential real estate	501	85	(83)	14	517
All other real estate loans	4	1	-	-	5
Commercial and industrial loans	1,021	(32)	(9)	57	1,037
Consumer and all other loans and lease financing	124	(5)	(8)	3	114
Unallocated	156	126	-	-	282
Totals	$3,198	$-	$(100)	$84	$3,182

The Company assigns asset quality (i.e., risk) ratings to all loans except pools of homogeneous loans and those asset quality ratings are continuously reviewed and updated by management at least quarterly or as conditions dictate.  These asset quality ratings are also subject to semi-annual examination by independent specialists engaged by the Company, and also by its regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign an asset quality rating to each individual loan.  The asset quality ratings can be grouped into five major categories, defined as follows:

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

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal asset quality ratings as of the dates indicated:

Loans by Asset Quality Rating (excluding loans held for sale*)	Asset Quality Ratings
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Loans
As of June 30, 2012:
Construction and land development	$14,996	$127	$418	$-	$15,541
Commercial real estate - owner-occupied	63,475	-	3,713	-	67,188
Commercial real estate - non-owner-occupied	58,524	5,108	872	-	64,504
Residential real estate	32,027	-	1,214	-	33,241
All other real estate	1,880	-	-	-	1,880
Commercial and industrial	30,228	275	3,406	-	33,909
Consumer and all other loans and lease financing	3,088	-	-	-	3,088
Total loans, net of unearned income	$204,218	$5,510	$9,623	$-	$219,351

As of December 31, 2011:
Construction and land development	$13,931	$157	$3,359	$-	$17,447
Commercial real estate - owner-occupied	68,899	-	4,566	-	73,465
Commercial real estate - non-owner-occupied	49,139	5,154	5,116	-	59,409
Residential real estate	27,672	491	3,365	-	31,528
All other real estate	1,895	138	-	-	2,033
Commercial and industrial	32,154	250	6,841	88	39,333
Consumer and all other loans and lease financing	6,734	-	-	-	6,734
Total loans, net of unearned income	$200,424	$6,190	$23,247	$88	$229,949

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

(in thousands)
		Commercial Real Estate					Consumer and
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	All Other Loans and Leases	Total Loans
As of June 30, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$858	$-	$185	$-	$1,497	$8	$2,548
60-89 Days	219	961	-	-	-	81	-	1,261
90+ Days	-	581	-	-	-	97	-	678
Total Past Due	219	2,400	-	185	-	1,675	8	4,487
Loans in Current Payment Status	15,322	64,788	64,504	33,056	1,880	32,234	3,080	214,864
Total Loans	$15,541	$67,188	$64,504	$33,241	$1,880	$33,909	$3,088	$219,351

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	-	-	-	-	-	-	-
Loans in Non-accrual Status	963	2,053	104	1,117	-	1,452	-	5,689

As of December 31, 2011:
Recorded Balance of Loans Past Due:
30-59 Days	$492	$594	$-	$-	$-	$549	$-	$1,635
60-89 Days	-	-	-	423	-	220	-	643
90+ Days	1,323	1,033	21	147	-	627	-	3,151
Total Past Due	1,815	1,627	21	570	-	1,396	-	5,429
Loans in Current Payment Status	15,632	71,838	59,388	30,958	2,033	37,937	6,734	224,520
Total Loans	$17,447	$73,465	$59,409	$31,528	$2,033	$39,333	$6,734	$229,949

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	-	-	-	-	-	-	-
Loans in Non-accrual Status	2,031	1,429	122	1,296	-	2,107	-	6,985

1 Includes pooled loans acquired with deteriorated credit quality. Management evaluates estimated cash flows subsequent to acquisition. If cash flows have not decreased, the pooled acquired loans remain in performing status.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are generally considered to be troubled debt restructurings (“TDR’s”). TDR’s typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms.  Both non-accrual loans and TDR’s are generally considered to be impaired.

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

Four TDR's totaling $743,000 were effected in the first six months of 2012 and one for $7,000 in the first six months of 2011.  No TDR's were in accruing status and less than 90 days past due as of June 30, 2012, and none were accruing as of December 31, 2011.  The Bank has no commitments to lend additional funds under loans classified as TDR's as of June 30, 2012.

Following are summaries of the investment in impaired loans (excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

(in thousands)
		Commercial Real Estate					Consumer and
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	All Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of June 30, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$199	$581	$-	$185	$-	$326	$-		$1,291
Impaired Loans With No Allowance Recorded	544	1,294	-	-	-	590	-		2,428
Total Loans Individually Evaluated For Impairment	743	1,875	-	185	-	916	-		3,719
Loans Collectively Evaluated For Impairment	11,988	49,100	52,940	28,213	1,880	30,551	2,904		177,576
Loans Acquired With Deteriorated Credit Quality	2,810	16,213	11,564	4,843	-	2,442	184		38,056
Total Loans Held for Investment	$15,541	$67,188	$64,504	$33,241	$1,880	$33,909	$3,088		$219,351
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$200	$594	$-	$190	$-	$353	$-		$1,337
Impaired Loans With No Allowance Recorded	547	1,370	-	-	-	1,143	-		3,060
Total Loans Individually Evaluated For Impairment	747	1,964	-	190	-	1,496	-		4,397
Loans Collectively Evaluated For Impairment	11,988	49,100	52,940	28,213	1,880	30,551	2,904		177,576
Loans Acquired With Deteriorated Credit Quality	6,632	17,954	13,317	6,835	-	4,330	188		49,256
Total Loans Held for Investment	$19,367	$69,018	$66,257	$35,238	$1,880	$36,377	$3,092		$231,229
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$2	$13	$-	$124	$-	$135	$-		$274
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	2	13	-	124	-	135	-		274
Loans Collectively Evaluated For Impairment	364	491	884	534	7	1,063	133	$31	3,507
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$366	$504	$884	$658	$7	$1,198	$133	$31	$3,781

For the Six Months Ended June 30, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$66	$588	$-	$125	$-	$350	$-		$1,129
Impaired Loans With No Allowance Recorded	181	1,298	-	-	-	470	-		1,949
Total Loans Individually Evaluated For Impairment	$247	$1,886	$-	$125	$-	$820	$-		$3,078
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

(in thousands)
		Commercial Real Estate					Consumer and
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	All Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of December 31, 2011:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$-	$-	$396	$-		$396
Impaired Loans With No Allowance Recorded	-	1,028	-	-	-	423	-		1,451
Total Loans Individually Evaluated For Impairment	-	1,028	-	-	-	819	-		1,847
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	5,830	14,457	17,003	4,425	-	3,995	187		45,897
Total Loans Held for Investment	$17,447	$73,465	$59,409	$31,528	$2,033	$39,333	$6,734		$229,949
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$443	$-		$443
Impaired Loans With No Allowance Recorded	-	1,045	-	-	-	518	-		1,563
Total Loans Individually Evaluated For Impairment	-	1,045	-	-	-	961	-		2,006
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	9,981	16,350	18,954	5,129	-	6,132	191		56,737
Total Loans Held for Investment	$21,598	$75,375	$61,360	$32,232	$2,033	$41,612	$6,738		$240,948
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$81	$-		$81
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	-	-	81	-		81
Loans Collectively Evaluated For Impairment	157	253	675	640	4	1,282	124	$110	3,245
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$157	$253	$675	$640	$4	$1,363	$124	$110	$3,326

For the Year Ended December 31, 2011:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$224	$-		$224
Impaired Loans With No Allowance Recorded	-	1,011	-	-	-	341	-		1,352
Total Loans Individually Evaluated For Impairment	$-	$1,011	$-	$-	$-	$565	$-		$1,576
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

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

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

Six Months Ended
(in thousands)	June 30, 2012
Balance at beginning of period	$3,289
Measurement period adustments to Santa Lucia Bank fair values	(428)
Accretion to interest income	(690)
Loans reclassified to held for sale	(355)
Loans charged off	-
Transfers from non-accretable discount to accretable	158
Balance at end of period	$1,974

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

On December 28, 2011, after receiving the required regulatory approvals, the Company redeemed 100% of its Series D (TARP) preferred stock.

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

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant, for each share held, at a price of $5.00 per unit of common stock and warrant (five-year term and $5.00 exercise price).  The rights offering closed on December 15, 2010, with 748,672 shares being issued and warrants to purchase 748,672 shares of common stock being issued. Net proceeds from the rights offering totaled $3,527,000.

Mission Asset Management, Inc. Preferred Stock and Company Warrants
On October 21, 2011, for an aggregate purchase price of $10 million, Mission Asset Management, Inc. issued 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock in a private placement (the “Company Warrants”).  The Company Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share.  In December 2011, a total of 660,792 Company Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated.  In June 2012 a total of 100,000 Company Warrants were exercised and an additional $600,000 of the MAM Preferred Stock was liquidated.  These preferred shares include redemption provisions that are outside the control of the Company.  Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $6,400,000 as of June 30, 2012.

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

Activity in the Company’s outstanding warrants follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2011	5,748,672	5.00
Warrants granted in 2011	2,202,641	$4.54
Warrants exercised in 2011	(660,792)	4.54
Outstanding December 31, 2011	7,290,521	$4.90
Warrants granted in 1st qtr. 2012	6,487,800	$5.00
Warrants cancelled in 1st qtr. 2012	(6,387,973)	4.90
Warrants exercised in 2nd qtr. 2012	(100,000)	5.00
Outstanding June 30, 2012	7,290,348	$4.99

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  As of June 30, 2012, following the Second Closing, the rights offering, the 2011 warrants exercise, and the 2012 warrants exercise, the Manager is the beneficial owner of 6,028,179 shares of the common stock of the Company (not including warrants), or 76.7% of the issued and outstanding shares.

Loss per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

(in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income (loss)	$522	$(567)	$(309)	$(482)
Less dividends on preferred stock:
Non-convertible subsidiary-issued preferred stock	173	-	348	-
TARP preferred stock (Series D)	-	64	-	128
Net income allocated to all classes of preferred stock	173	64	348	128
Net income (loss) attributable to common stock	$349	$(631)	$(657)	$(610)

Average common shares outstanding	7,766,055	7,094,274	7,760,561	7,094,274
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	7,766,055	7,094,274	7,760,561	7,094,274

Basic earnings (loss) per common share	$0.04	$(0.09)	$(0.08)	$(0.09)
Diluted earnings (loss) per common share	$0.04	$(0.09)	$(0.08)	$(0.09)

No dilutive effect of outstanding stock options (and therefore no change to earnings (loss) per common share) has been presented for the three months ended June 30, 2011, or for either of the six-month periods presented, because the result would be anti-dilutive.

Note 7 —Income taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the six-month periods ended June 30, 2012 and 2011.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

The following assumptions were used in the Black-Scholes simulation model to determine the fair value of the warrant liability for the 2011 warrants as of June 30, 2012 and for the 2011 and 2010 warrants as of December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	2011 Warrants	2011 Warrants	June 2010 Warrants	April 2010 Warrants
Outstanding common stock warrants subject to fair value accounting	153,876	1,541,849	3,000,000	2,000,000
Warrant exercise price	$4.54	$4.54	$5.00	$5.00
Market price of common stock	$3.01	$3.35	$3.35	$3.35
Average risk-free interest rate	1.54%	1.89%	0.36%	0.36%
Average expected volatility	34.61%	33.57%	44.01%	45.07%
Average expected life (in years)	9.31	9.81	3.46	3.32
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
June 30, 2012	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$64,717	$-	$64,717
Mortgage-backed securities	-	83,335	-	83,335
Municipal securities	-	4,823	-	4,823
Corporate debt securities	-	3,027	-	3,027
Asset-backed securities	-	15,570	-	15,570
Total available-for-sale securities	-	171,472	-	171,472
Loans held for sale	-	-	4,280	4,280
Warrant liability	-	-	(150)	(150)
Total net assets measured at fair value on a recurring basis	$-	$171,472	$4,130	$175,602

December 31, 2011
Available for sale securities:
U.S. Government agencies	$-	$26,417	$-	$26,417
Mortgage-backed securities	-	89,293	-	89,293
Municipal securities	-	5,057	-	5,057
Corporate debt securities	-	2,055	-	2,055
Asset-backed securities	-	5,488	-	5,488
Total available-for-sale securities	-	128,310	-	128,310
Loans held for sale	-	-	3,720	3,720
Warrant liability	-	-	(5,184)	(5,184)
Total net assets measured at fair value on a recurring basis	$-	$128,310	$(1,464)	$126,846

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2012 or 2011 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the six months ended June 30, 2012.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Current Period Gains
June 30, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Construction and land development	$-	$-	$741	$741	$2
Commercial real estate - owner-occupied	-	-	1,862	1,862	13
Commercial real estate - non-owner-occupied	-	-	-	-	-
Residential real estate	-	-	61	61	124
All other real estate	-	-	-	-	-
Commercial and industrial	-	-	781	781	115
Consumer and all other loans and lease financing	-	-	-	-	-
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$3,445	$3,445	$254
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$2,299	$2,299	$(288)

	Fair Value Measurements Using				Full Year Gains
December 31, 2011	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$521	$521	$(145)
Residential real estate	$-	$-	$-	-	$(87)
Commercial real estate - non-owner-occupied	-	-	-	-	(116)
Construction and land development	-	-	-	-	(21)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$521	$521	$(369)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$5,220	$5,220	$(113)

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

The following table presents a reconciliation of net assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2012 and 2011:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	Six Months Ended June 30
	2012	2011
Balance at beginning of year	$(1,464)	$10,086
Net increase (decrease) in SBA loans held for sale	(93)	244
Loans held for sale transfered into Level 3	4,282	-
Settlements - principal reductions in loans held for sale	(969)	(4,186)
Loan participations sold to related party	(2,168)	-
Loans held for sale transferred to other real estate owned	(492)	(1,069)
Loans held for sale valuation reserve	-	(75)
Cancellation of warrants accounted for as liabilities	4,955	-
Changes in fair value of warrant liability	79	959
Balance at end of period	$4,130	$5,959

“Settlements” in the above table relate to actual cash payments received from borrowers on loans held for sale and do not represent refinancings or write-downs to fair value.  The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets.  The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold and interest bearing deposits with other banks.  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using other observable data, which may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors.  The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available, and are considered to be within Level 2.  Impaired loans are within Level 3 of the fair value hierarchy.  The carrying value of accrued interest receivable approximates fair value.  The carrying amount of FHLB and FRB stock approximate their fair value.

Financial Liabilities.  The carrying amounts of deposit liabilities payable on demand and short-term borrowed funds are considered to approximate fair value.  For fixed maturity (i.e., time) deposits, which are within Level 2 of the fair value hierarchy, fair value is estimated by discounting estimated future contractual cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of junior subordinated debt securities (Level 2) is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments.  The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$27,256	$27,256	$61,621	$61,621
Interest-bearing deposits in other banks	5,176	5,176	3,592	3,592
Investment securities	171,472	171,472	128,310	128,310
Loans held for sale	4,280	4,280	3,720	3,720
Loans, net of allowance for loan and lease losses	215,570	213,272	226,623	224,721
Federal Home Loan Bank and other stocks	3,800	3,800	3,926	3,926
Accrued interest receivable	1,277	1,277	1,450	1,450

Financial Liabilities:
Deposits	408,645	408,912	410,574	411,323
Junior subordinated debt securities	5,548	4,176	5,491	4,527
Accrued interest payable	205	205	330	330
Warrant liability	150	150	5,184	5,184

Note 9 — Business Combination

On October 21, 2011, Santa Lucia Bank, Atascadero, California (“SL Bank”), was merged with and into the Bank (the “Bank Merger”) under an Agreement and Plan of Merger dated June 24, 2011, by and among Bancorp, the Bank, the Manager, as General Partner of Carpenter Community BancFund L.P. and Carpenter Community BancFund-A., L.P. (the “Funds”), Santa Lucia Bancorp (“SL Bancorp”) and SL Bank.  For Bancorp and the Bank, this transaction is accounted for based on transactions between entities under common control, as our largest shareholder, the Funds, contributed Santa Lucia Bank to the Company immediately following the merger of SL Bancorp into a wholly-owned subsidiary of the Funds.

The Bank Merger was undertaken to increase the Company’s market share in its primary market—San Luis Obispo County and northern Santa Barbara County.  The combined bank had $455 million in assets and $414 million in deposits immediately following the Bank Merger and continues to operate under the Mission Community Bank name, with full-service branch offices in San Luis Obispo and Santa Barbara counties in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria.  With the acquisition, the Company has initiated a strategic plan to build what it believes will be the premier California Central Coast banking franchise.  This initiative is designed to capitalize on the distinctive characteristics of the Central Coast banking markets in San Luis Obispo, Santa Barbara, Ventura, and Monterey counties.

SL Bank’s results of operations have been included in the Company’s results beginning October 22, 2011.  The excess of the fair value of net assets of $906,000 arising from the acquisition was recognized in additional paid-in capital in the fourth quarter of 2011.  The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  Assets that were particularly susceptible to adjustment included certain loans, other real estate owned and certain premises and equipment.  During the first quarter of 2012, management recorded a $428,000 increase in loans, based on the estimated fair value of certain loans.  In the second quarter of 2012, management recorded a $569,000 increase in the fair value of premises and equipment and a $194,000 increase in the fair value of other real estate owned, based on real estate appraisals.  Also in the second quarter of 2012, a $61,000 decrease to accrued interest receivable on investments was recorded.  These measurement period adjustments have been presented on a retrospective basis, consistent with applicable accounting guidance.  As of June 30, 2012, the Company does not expect any more measurement period adjustments.  The following table summarizes the adjusted estimated fair value of assets acquired and liabilities assumed from SL Bank recognized as of the acquisition date (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets--
Cash and cash equivalents	$53,998
Investment securities	21,487
Loans	122,374
Federal Home Loan Bank and other stocks	1,574
Company-owned life insurance	4,690
Other financial assets	1,024
Total financial assets	205,147
Premises and equipment	13,591
Other real estate owned	2,742
Identifiable intangible assets	3,237
Other assets	289
Financial liabilities:
Deposits	(220,102)
Junior subordinated debt securities	(2,380)
Other financial liabilities	(162)
Total financial liabilities	(222,644)
Other liabilities	(325)
Identifiable net assets acquired / net contribution from shareholder	$2,037

The following table presents pro forma information as if the acquisition of SL Bank had occurred on January 1, 2011.  The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, and interest expense on deposits acquired.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed date.

(in thousands)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Interest income	$5,518	$11,355
Non-interest income	1,015	1,997
Net (loss)	(452)	(179)
Basic and diluted loss per share	$(0.10)	$(0.10)

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

Overview of Results of Operations and Financial Condition

•
The Company earned $522 thousand for the second quarter of 2012, as compared with a net loss of $(567) thousand for the second quarter of 2011.  Net income applicable to common stock was $349 thousand in the most recent quarter, as compared to a net loss applicable to common stock of $(631) thousand for the same period in 2011.

•
For the first six months of 2012 the Company incurred a net loss of $(309) thousand, as compared with a net loss of $(482) thousand for the first six months of 2011.  Net loss applicable to common stock was $(657) thousand in the first half of 2012, as compared to a net loss applicable to common stock of $(610) thousand for the same period in 2011.

•
A $225 thousand provision for loan losses was recorded in the second quarter of 2012, and a $450 thousand provision for loan losses was recorded for the six months.  No loan loss provision was recognized in the first half of 2011.

•
Net interest income for the three-month period ended June 30, 2012, was $4.735 million, an increase of $2.929 million from the same period in 2011.  For the first six months of 2012, net interest income was $9.300 million, as compared to $3.632 million for the first half of 2011.  The increase in net interest income was primarily due to the acquisition of Santa Lucia Bank in the fourth quarter of 2011.  See Note 9 to the Unaudited Consolidated Financial Statements included elsewhere in this report for additional information with respect to the acquisition of Santa Lucia Bank.

•
The net interest margin (net interest income as a percentage of average interest earning assets) increased by 1.09%, to 4.50%, for the three-month period ended June 30, 2012, as compared to the same period in 2011.  For the six month periods, the net interest margin increased by 95 basis points, from 3.46% in 2011 to 4.41% in the first half of 2012.

•
For the three months ended June 30, 2012, non-interest income increased by $340 thousand from the same period in 2011, primarily due $526 thousand in gains on sales of securities, which was partially offset by decreased income from changes in the fair value of warrant liability.  For the first six months of 2012, non-interest income decreased by $446 thousand compared to the first six months of 2011, due to an $880 thousand decrease in income from changes in the fair value of warrant liability, partially offset by $527 thousand in gains on sales of securities.

•
Non-interest expense increased by $1.957 million for the second quarter of 2012, as compared to the same quarter in 2011.  Principal factors relating to the increase were overall increases in salaries and benefits and other operating costs in 2012 with an asset size approximately double that of a year earlier, additional officers hired over the past year in preparation for planned growth, additional software and network management costs related to integrating Santa Lucia Bank, and amortization of the core deposit intangible asset.

•
Total assets decreased by $4.3 million (0.9%) from December 31, 2011 to June 30, 2012, primarily attributable to a $10.5 million decrease in loans, as loan repayments exceeded demand for new bankable credits.

•	Non-performing assets decreased from $13.6 million as of December 31, 2011 to $9.6 million on June 30, 2012, primarily due to sales of foreclosed real estate.

Income Summary

For the second quarter of 2012, the Company’s net income was $522 thousand, as compared with a net loss of $(567) thousand for the second quarter of 2011.  Net income applicable to common stock was $349 thousand in the most recent quarter, as compared to a net loss applicable to common stock of $(631) thousand for the same period in 2011.

Return on average assets (annualized) was 0.46% for the second quarter of 2012, as compared with a loss on average assets of (1.02)% for the second quarter of 2011.  Annualized return on average equity was 6.16% for the second quarter of 2012 as compared with a loss on average equity of (6.59)% for the comparable 2011 period.

For the six months ended June 30, 2012, annualized loss on average assets was (0.14)%, as compared with (0.44)% for the same period in 2011.   Annualized loss on average equity for the first half of 2012 was (1.95)%, as compared with (2.86)% for the first half of 2011.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended June 30, 2012, net interest income was $4.735 million, an increase of $2.929 million from the same period in 2011, primarily due to the Santa Lucia Bank acquisition in October 2011.  In addition to the increase in net interest income due to the higher volume of assets and liabilities from that acquisition, the net interest margin for the second quarter of 2012 includes $921 thousand of discount accretion on the assets acquired and liabilities assumed ($1.680 million for the six months).

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.50%, for the three-month period ended June 30, 2012, an increase of 1.09% over the same period in 2011.  For the six month periods, the net interest margin increased by 95 basis points, from 3.46% in 2011 to 4.41% in the first half of 2012.  Discount accretion mentioned in the previous paragraph accounts for 87 basis points of the increase in net interest margin for the three months and 78 basis points of the increase for the six months.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month and six-month periods ended June 30, 2012 and 2011:

Consolidated Net Interest Analysis
(Dollars in thousands)

	For the Three Months Ended
	June 30, 2012				June 30, 2011
	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$228,537	$4,351	7.66	% *	$117,587	$1,697	5.79	% *
Investment securities*	160,239	707	1.77	% *	82,932	461	2.23	% *
Other interest income	34,926	24	0.28%		12,051	6	0.21%
Total interest-earning assets / interest income	423,702	5,082	4.82%		212,570	2,164	4.08%
Non-interest-earning assets:
Allowance for loan losses	(3,667)				(3,250)
Cash and due from banks	2,885				1,728
Premises and equipment	15,807				3,173
Other assets	15,303				8,353
Total assets	$454,030				$222,574

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$26,934	$10	0.15%		$11,590	$18	0.62%
Savings and Money Market deposit accounts	128,604	59	0.19%		54,496	86	0.63%
Certificates of deposit	128,677	196	0.61%		87,577	229	1.05%
Total interest-bearing deposits	284,215	265	0.38%		153,663	333	0.87%
Other short-term borrowings	11	-	1.09%		-	-	-
Federal Home Loan Bank advances	1,520	1	0.24%		-	-	-
Trust preferred securities	5,531	81	5.83%		3,093	25	3.27%
Total borrowed funds	7,062	82	4.62%		3,093	25	3.27%
Total interest-bearing liabilities / interest expense	291,277	347	0.48%		156,756	358	0.92%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	118,266				25,761
Other liabilities	10,427				5,556
Total liabilities	419,970				188,073
Shareholders' equity	34,060				34,501
Total liabilities and shareholders' equity	$454,030				$222,574
Net interest-rate spread			4.34%				3.16%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.16%				0.25%
Net interest income / margin on earning assets		$4,735	4.50	% **		$1,806	3.41	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.  Net loan accretion and fees (costs) included in loan interest income for the three-month periods ended June 30, 2012 and 2011, were $912 thousand and $(16) thousand, respectively.
** Net interest income as a % of earning assets

Consolidated Net Interest Analysis
(Dollars in thousands)

	For the Six Months Ended
	June 30, 2012				June 30, 2011
	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$231,553	$8,650	7.51	% *	$118,594	$3,486	5.93	% *
Investment securities*	143,396	1,339	1.88	% *	79,120	880	2.24	% *
Other interest income	48,753	68	0.28%		13,686	16	0.24%
Total interest-earning assets / interest income	423,702	10,057	4.77%		211,400	4,382	4.18%
Non-interest-earning assets:
Allowance for loan losses	(3,541)				(3,238)
Cash and due from banks	2,520				1,578
Premises and equipment	15,797				3,191
Other assets	16,954				7,978
Total assets	$455,432				$220,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$27,055	$21	0.16%		$11,401	$38	0.67%
Savings and Money Market deposit accounts	129,075	120	0.19%		53,243	181	0.68%
Certificates of deposit	135,171	452	0.67%		86,987	476	1.11%
Total interest-bearing deposits	291,301	593	0.41%		151,631	695	0.92%
Other short-term borrowings	6	-	1.09%		191	5	4.75%
Federal Home Loan Bank advances	760	1	0.24%		-	-	-
Trust preferred securities	5,517	163	5.93%		3,093	50	3.29%
Total borrowed funds	6,283	164	5.24%		3,284	55	3.37%
Total interest-bearing liabilities / interest expense	297,584	757	0.51%		154,915	750	0.98%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	113,078				26,181
Other liabilities	12,963				5,843
Total liabilities	423,625				186,939
Shareholders' equity	31,807				33,970
Total liabilities and shareholders' equity	$455,432				$220,909
Net interest-rate spread			4.26%				3.20%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.15%				0.26%
Net interest income / margin on earning assets		$9,300	4.41	% **		$3,632	3.46	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.  Loan accretion and loan fees (net of loan origination costs) included in loan interest income for the six-month periods ended June 30, 2012 and 2011, were $1,668 thousand and $(14) thousand, respectively.
** Net interest income as a % of earning assets

Excluding the merger-related discount accretion from the above tables, the average rates for the first six months of 2012 would have been as follows: loans 6.06%; total interest-earning assets 3.98%; certificates of deposit 0.76%; total interest-bearing deposits 0.45%; trust preferred securities 3.51%; total interest-bearing liabilities 0.50%; and net interest margin 3.63%.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-month and six-month periods ended June 30, 2012 and 2011.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)

	Three Months Ended June 30, 2012
	Compared to 2011
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$1,983	$671	$2,654
Investment securities	357	(111)	246
Other interest income	16	2	18
Total increase in interest income	2,356	562	2,918

Interest-bearing liabilities:
Transaction accounts	12	(20)	(8)
Savings deposits	61	(88)	(27)
Certificates of deposit	85	(118)	(33)
Total interest-bearing deposits	158	(226)	(68)

Other short-term borrowings	-	-	-
FHLB advances	1	-	1
Trust preferred securities	29	27	56
Total borrowed funds	30	27	57
Total increase (decrease) in interest expense	188	(199)	(11)

Increase in net interest income	$2,168	$761	$2,929

Consolidated Rate / Volume Variance Analysis
(In thousands)

	Six Months Ended June 30, 2012 Compared to 2011
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$4,020	$1,144	$5,164
Investment securities	619	(160)	459
Other interest income	49	3	52
Total increase in interest income	4,688	987	5,675

Interest-bearing liabilities:
Transaction accounts	26	(43)	(17)
Savings deposits	133	(194)	(61)
Certificates of deposit	204	(228)	(24)
Total interest-bearing deposits	363	(465)	(102)

Other short-term borrowings	(3)	(2)	(5)
FHLB advances	1	-	1
Trust preferred securities	56	57	113
Total borrowed funds	54	55	109
Total increase (decrease) in interest expense	417	(410)	7

Increase in net interest income	$4,271	$1,397	$5,668

The tables above show the effect of the significantly higher volume of assets and liabilities from the acquisition of SL Bank in October 2011, as well as the impact of lower rates paid on deposit accounts.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level throughout 2012 and 2013.  If so, we expect to see certificate of deposit rates continue to decline, although the pace of that decline is expected to slow.  With loan rates remaining relatively stable, this decrease in deposit rates should result in a slight improvement in our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits reprice somewhat faster than loans, as “floors” (minimum rates) have been implemented on approximately 82% of the variable rate loan portfolio, or approximately $125 million in loans.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  As a result, that portion of the variable rate loan portfolio will not generate a material increase in interest income until the prime rate increases by at least 55 basis points from its current level.  The remaining 18% of variable rate loans will respond to rising rates more quickly.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded a $225 thousand provision for loan losses for the three months ended June 30, 2012, and $450 thousand for the six months then ended, as compared with no loan loss provision for the first six months of 2011.

Loan charge-offs totaled $121 thousand (with $115 thousand in recoveries) for the second quarter of 2012, as compared with $92 thousand of charge-offs and $29 thousand of recoveries for the same period in 2011.  For the first six months of 2012, charge-offs totaled $122 thousand (with $127 thousand of recoveries), as compared to $100 thousand of charge-offs and $84 thousand of recoveries for the first half of 2011.  The ratio of allowance for loan losses to total loans was 1.69% at June 30, 2012, as compared with 1.42% as of December 31, 2011.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned.  For the three-month period ended June 30, 2012, non-interest income was $1.064 million, an increase of $340 thousand from the same period in 2011.  For the first six months of 2012, non-interest income was $1.102 million, as compared to $1.548 million for the same period in 2011.

The following table shows the major components of non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2012	2011	$	%	2012	2011	$	%
Service charges on deposit accounts	$248	$121	$127	105%	$455	$198	$257	130%
Gain on sale of loans	-	35	(35)	-100%	8	141	(133)	-94%
Loan servicing fees, net of amortization	44	35	9	26%	82	59	23	39%
Gain on sale or call of available-for-sale securities	526	-	526	nm	527	-	527	nm
Net gains(losses) or writedowns of fixed assets or other real estate	70	70	-	0%	(288)	23	(311)	-1352%
Change in fair value of warrant liability	49	407	(358)	-88%	79	959	(880)	-92%
Other income and fees	127	56	71	127%	239	168	71	42%
Total non-interest income	$1,064	$724	$340	47%	$1,102	$1,548	$(446)	-29%

nm - not meaningful

The increase in the second quarter of 2012 was primarily due to $526 thousand in gains on sales of securities, which was partially offset by decreased income from changes in the fair value of warrant liability.  The decrease in non-interest income for the six-month period was primarily due to write-downs on the value of other real estate owned and decreased income from changes in the fair value of warrant liability, partially offset by gains on the sale of securities.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses increased by $1.957 million, or 63%, for the three months ended June 30, 2012, as compared to the second quarter of 2011.  For the six months ended June 30, 2012, non-interest expense increased by $4.601 million, or 81%, as compared to the first six months of 2011.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2012	2011	$	%	2012	2011	$	%
Salaries and employee benefits	$2,370	$1,448	$922	64%	$4,853	$2,763	$2,090	76%
Occupancy expenses	467	331	136	41%	922	652	270	41%
Furniture and equipment	256	112	144	129%	435	226	209	92%
Data processing	549	262	287	110%	1,341	463	878	190%
Professional fees	326	403	(77)	-19%	735	533	202	38%
Marketing and business development	91	56	35	63%	216	93	123	132%
Office supplies and expenses	182	67	115	172%	392	126	266	211%
Insurance and regulatory assessments	170	81	89	110%	323	226	97	43%
Loan and lease expenses	126	123	3	2%	190	160	30	19%
Other real estate expenses	103	42	61	145%	149	98	51	52%
Amortization of core deposit intangible asset	101	-	101	nm	202	-	202	nm
Other	308	167	141	84%	500	317	183	58%
Total non-interest expense	$5,049	$3,092	$1,957	63%	$10,258	$5,657	$4,601	81%

 nm = not meaningful

The increase in non-interest expense was principally from:

•	Salaries and benefits, due to employees added with the Santa Lucia acquisition, as well as additional officers hired over the past year in preparation for planned growth,
•	Software and network management costs, due to the integration of Santa Lucia Bank, including necessary system upgrades (included in data processing expenses in the table above), and
•	Overall increases in operating costs in 2012 with an asset size approximately double that of a year earlier.

Partially offsetting these increased expenses were reductions in professional fees related to the Santa Lucia Bank acquisition, which totaled $184 thousand for the first half of 2012 ($60 thousand for the second quarter) and $254 thousand for the first six months and second quarter of 2011.

Income Taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax benefit and minimal tax expense was recognized for the first six months of 2012 and 2011.

Balance Sheet Analysis

At June 30, 2012, consolidated assets totaled $459.0 million, as compared with $463.3 million at December 31, 2011.  This represents a decrease of $4.3 million (0.9%) over the past six months.  Total loans decreased $10.0 million (4.3%) over that period, while securities and cash equivalents increased $10.4 million (5.4%), deposits decreased $1.9 million (0.5%) and shareholders’ equity increased $5.3 million (18.0%).  The increase in shareholders’ equity was primarily due to additional paid-in capital transferred from the warrant liability for warrants cancelled during the first quarter.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)

	Increase(Decrease) From Previous Quarter End
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
	$	%	$	%	$	%	$	%	$	%
Total Assets	$1,202	0.3%	$(5,538)	-1.2%	$228,665	97.5%	$9,378	4.2%	$7,650	3.5%
Earning Assets	1,300	0.3%	(2,210)	-0.5%	200,547	89.4%	9,092	4.2%	10,711	5.2%
Loans	(2,278)	-1.0%	(7,699)	-3.3%	114,382	95.9%	2,991	2.6%	(1,516)	-1.3%
Deposits	3,365	0.8%	(5,294)	-1.3%	219,028	114.3%	9,266	5.1%	7,622	4.4%
Shareholders' Equity	1,038	3.1%	4,273	14.4%	(3,443)	-10.4%	(223)	-0.7%	512	1.6%

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

Loan Composition
(Dollars in thousands)

	June 30, 2012		December 31, 2011
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and land development	$17,293	7.7%	$18,022	7.6%
Commercial real estate - owner-occupied	68,264	30.5%	70,153	30.0%
Commercial real estate - non-owner-occupied	64,484	28.8%	64,382	27.6%
Residential real estate	34,224	15.3%	32,609	14.0%
All other real estate loans	2,003	0.9%	2,321	1.0%
Commercial and industrial loans	28,780	12.9%	30,176	12.9%
Agricultural loans	3,119	1.4%	9,272	4.0%
Municipal loans	2,384	1.1%	2,393	1.0%
Leases, net of unearned income	1,722	0.8%	2,323	1.0%
Consumer loans	1,358	0.6%	2,018	0.9%
Total loans	$223,631	100.0%	$233,669	100.0%

The table above shows a $10.0 million decrease in loans outstanding since December 31, 2011—primarily due to loan pay-downs, but also due to $2.2 million of loan participations sold to an affiliated organization.

Asset Quality

Non-accrual loans (including loans held for sale) totaled $7.3 million at June 30, 2012, as compared to $8.6 million at December 31, 2011 and $8.0 million at June 30, 2011 (before the Santa Lucia Bank acquisition).

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of June 30, 2012, December 31, 2011 and June 30, 2011:

Non-Performing Assets*
(in thousands)

	June 30 2012	December 31 2011	June 30 2011
Loans in nonaccrual status:
Nonaccrual loans held for investment	$5,689	$6,557	$3,275
Nonaccrual loans held for sale**	1,648	1,997	4,762
Loans past due 90 days or more and accruing	-	-	-
Restructured loans in accruing status	-	-	7
Total nonperforming loans	7,337	8,554	8,044
Foreclosed real estate	1,899	4,626	2,268
Total nonperforming assets	$9,236	$13,180	$10,312

Real estate held by parent company	400	400	565
Total nonperforming loans and other real estate owned	$9,636	$13,580	$10,877

Allowance for loan and lease losses allocated to impaired loans	$274	$81	$202
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,507	3,245	2,980
Total allowance for loan and lease losses	$3,781	$3,326	$3,182

Asset quality ratios:
Non-performing assets to total assets	2.01%	2.84%	4.58%
Excluding loans held for sale**	1.67%	2.43%	2.58%

Non-performing loans to total loans	3.28%	3.66%	6.92%
Excluding loans held for sale**	2.59%	2.85%	3.09%

Allowance for loan and lease losses to total loans	1.69%	1.42%	2.74%
Excluding loans held for sale**	1.72%	1.45%	2.99%

Allowance for loan and lease losses to total non-performing loans	52%	39%	40%
Excluding non-performing loans held for sale**	66%	51%	97%

 *  Table combines bank and non-bank subsidiaries
 ** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank.  Loans held for sale are carried at fair value.

For comparison, ratios in the table above are presented both with and without loans held for sale.  Although declining, the level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $7.3 million of non-performing loans as of June 30, 2012, includes $1.2 million of SBA-guaranteed loans, which are supported by $724 thousand of SBA loan guarantees.  The remaining $6.1 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $274 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at June 30, 2012 were $9.6 million, a decrease of $4.0 million from the $13.6 million balance at December 31, 2011.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the six months ended June 30, 2012:

Other Real Estate Owned
(dollars in thousands)

Six Months Ended June 30, 2012
Balance of foreclosed real estate at beginning of year, as previously reported	$4,626
Adjustment to fair value of other real estate acquired in Santa Lucia merger	194
Real estate held by parent company	400
Total other real estate owned at beginning of year, as adjusted	$5,220
Foreclosures during the period	492
Additional investments in other real estate	-
Sales of other real estate to related party	(2,425)
Sales of other real estate to unrelated parties	(630)
Writedowns on other real estate, net of gains on sale	(358)
Balance of other real estate owned at end of period	$2,299

Potential Problem Loans

At June 30, 2012, the Company had approximately $4.5 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.  The $4.5 million of potential problem loans are supported by $173 thousand of SBA loan guarantees.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality as of June 30, 2012, as measured by loan delinquencies and by the Company’s internal asset quality rating system, is stable and well managed, there can be no assurances that continuing economic weakness will not lead to new problem loans in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2012 totaled $3.781 million, an increase of $455 thousand from December 31, 2011.  The ratio of ALLL to total loans at June 30, 2012, was 1.69%, as compared with 1.42% at December 31, 2011.  At June 30, 2012 and 2011, the ratio of ALLL to total non-performing loans was 52% and 40%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month and six-month periods ended June 30, 2012 and 2011:

Allowance for Loan and Lease Losses
(dollars in thousands)

	Three Months Ended March 31,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$3,562	$3,245	$3,326	$3,198
Provision for loan losses	225	-	450	-
Loans charged off	(121)	(92)	(122)	(100)
Recoveries of previous charge-offs	115	29	127	84
Net (charge-offs) recoveries	(6)	(63)	5	(16)
Balance at end of period	$3,781	$3,182	$3,781	$3,182

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	1.69%	2.74%	1.69%	2.74%
Period end loans, excluding loans held for sale*	1.72%	2.99%	1.72%	2.99%
Total non-performing loans, including loans held for sale	52%	40%	52%	40%
Non-performing loans, excluding loans held for sale*	66%	97%	66%	97%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.01%	0.21%	0.00%	0.03%
Provision for loan losses	0.40%	0.00%	0.39%	0.00%

Total loans, including loans held for sale	$223,631	$116,324	$223,631	$116,324
Loans excluding loans held for sale	219,351	106,295	219,351	106,295

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2012, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of June 30, 2012 and December 31, 2011, this reserve totaled $381 thousand, and is included in other liabilities in the consolidated balance sheet.

Investments

All securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (38%), fixed-rate mortgage-backed securities (38%), floating-rate mortgage-backed securities (11%), fixed-rate tax-exempt municipal securities (3%), and other fixed-rate securities (9%) and floating-rate securities (1%).  The Bank has no investments in FannieMae or FreddieMac equity securities (common or preferred) and none of the mortgage-backed securities are backed by “sub-prime” mortgages.  The weighted average life of the portfolio is projected to be 3.1 years, with a duration of 2.9 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $408.6 million as of June 30, 2012, as compared with $410.6 million at December 31, 2011, and $182.3 million at June 30, 2011.  The significant increase in deposits since June 30, 2011 is primarily as a result of the acquisition of Santa Lucia Bank in October 2011.

The Bank generally prices interest-bearing deposits at or above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted, using a deposit pricing model, to balance the cost of funds, funding needs and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first half and second quarter of 2012 and 2011.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of approximately 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008 as local depositors sought out safety, with yield often a secondary concern.  As of June 30, 2012, the Bank had issued $38.2 million of certificates of deposit to local customers through the CDARS program, as compared with $40.9 million as of June 30, 2011.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  As of June 30, 2012 and December 31, 2011, the Bank had no outstanding borrowings from the FHLB.

Capital

Total shareholders’ equity has increased $5.311 million or 18.0%, from December 31, 2011, to June 30, 2012.  The increase was primarily due to additional paid-in capital transferred from the warrant liability for warrants cancelled during the quarter.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2012, and December 31, 2011:

Mission Community Bank
Capital Ratios
(dollars in thousands)

			Amount of Capital Required
	Actual		To Be Well-Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total Capital (to Risk-Weighted Assets)	$38,778	14.08%	$27,549	10.0%	$22,039	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$35,325	12.82%	$16,530	6.0%	$11,020	4.0%
Tier 1 Capital (to Average Assets)	$35,325	7.97%	$22,171	5.0%	$17,736	4.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$36,437	13.25%	$27,491	10.0%	$21,992	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,997	12.00%	$16,494	6.0%	$10,996	4.0%
Tier 1 Capital (to Average Assets)	$32,997	8.19%	$20,145	5.0%	$16,116	4.0%

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Company had $27.3 million in cash and cash equivalents on June 30, 2012, as compared with $61.6 million as of December 31, 2011, as a result of deploying surplus cash into the securities portfolio.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of June 30, 2012, the Company’s loans-to-deposits ratio was 54%, as compared with 56% as of December 31, 2011.  This ratio has been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn, while deposits have been stable-to-growing during this period.  A low loan-to-deposit ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 59.6% as of June 30, 2012, as compared with 33.8% as of December 31, 2011.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of June 30, 2012, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of June 30, 2012, up to $94.4 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2011
Commitments to Extend Credit	$47,297	$38,702	$22,255
Standby Letters of Credit	1,060	2,444	761
	$48,357	$41,146	$23,016

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of June 30, 2012, and December 31, 2011, this reserve totaled $381 thousand and is included in other liabilities in the consolidated balance sheets.

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

San Luis Obispo and Santa Barbara Counties continue to have unemployment rates (8.5% and 7.9%, respectively, as of June 2012), that are not materially higher or lower than the nationwide rate of 8.2%, but are significantly below the California statewide seasonally-adjusted rate of 10.7%.  San Luis Obispo County’s rate is down from a high of 10.6% early in 2010, while Santa Barbara County’s rate peaked at 10.1%.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  Although the economy appears to be improving slowly, there can be no assurance that growth in the local economy will accelerate or that real estate values will return to pre-2006 levels in the near term.

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

Under the supervision of our management, including our principal executive officer and principal financial officer, the Company conducted, as of June 30, 2012, an assessment of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures, as remediated, were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

Other than as mentioned above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Dated:  August 7, 2012

By:  /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  August 7, 2012