Form 10-Q/A
period 2012-06-30
MISSION COMMUNITY BANCORP
filed 2012-09-06
CIK 1129920

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

Mission Community Bancorp
Form 10-Q/A

EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A to our Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2012 (the “Original Filing”) to include the Exhibit 101 Interactive Data Files (XBRL files).  No other changes are being made to the Original filing.  The Original Filing was filed with the Securities and Exchange Commission on August 7, 2012.

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
Dated:  September 6, 2012

By:  /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated:  September 6, 2012