Form 10-Q
period 2012-09-30
MISSION COMMUNITY BANCORP
filed 2012-11-07
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,855,066 shares of common stock outstanding as of November 2, 2012.

Mission Community Bancorp
September 30, 2012

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)

	September 30, 2012	December 31, 2011
Assets
Cash and due from banks	$21,197	$61,621
Certificates of deposit in other banks	5,176	3,592
Investment securities available for sale	147,066	128,310

Loans held for sale	3,490	3,720

Loans, net of unearned income	233,537	229,949
Less allowance for loan and lease losses	(4,100)	(3,326)
Net loans	229,437	226,623

Federal Home Loan Bank stock and other investments, at cost	6,699	3,926
Premises and equipment	15,977	16,282
Other real estate owned	1,463	5,220
Company owned life insurance	7,958	7,786
Core deposit intangible asset, net of accumulated amortization	2,866	3,170
Accrued interest and other assets	1,988	3,062
Total Assets	$443,317	$463,312

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$125,778	$105,105
Money market, NOW and savings	153,332	156,273
Time certificates of deposit	110,298	149,196
Total deposits	389,408	410,574
Other borrowings	3,800	-
Junior subordinated debt securities	5,576	5,491
Accrued interest and other liabilities	2,667	4,271
Warrant liability	-	5,184
Total liabilities	401,451	425,520
Mezzanine financing:
Redeemable Bancorp-issued preferred stock, Series A, B and C; liquidation value of $1,205	1,205	1,205
Redeemable subsidiary-issued preferred stock; liquidation value of $4,800 at September 30, 2012, and $7,000 at December 31, 2011	4,800	7,000

Shareholders' equity:
Common stock - 50,000,000 shares authorized; issued and outstanding: 7,855,066 at September 30, 2012 and 7,755,066 at December 31, 2011	41,325	40,825
Additional paid-in capital	8,730	3,505
Accumulated deficit	(16,487)	(16,438)
Accumulated other comprehensive income	2,293	1,695
Total shareholders' equity	35,861	29,587
Total Liabilities and Shareholders' Equity	$443,317	$463,312

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Interest Income
Interest and fees on loans	$3,739	$1,785	$12,389	$5,271
Interest on investment securities	696	470	2,035	1,350
Other interest income	17	6	85	22
Total interest income	4,452	2,261	14,509	6,643
Interest Expense
Interest on money market, NOW and savings deposits	71	86	212	305
Interest on time certificates of deposit	149	217	601	693
Other interest expense	82	25	246	80
Total interest expense	302	328	1,059	1,078
Net interest income	4,150	1,933	13,450	5,565
Provision for loan and lease losses	225	300	675	300
Net interest income after provision for loan and lease losses	3,925	1,633	12,775	5,265
Non-interest income
Service charges on deposit accounts	236	114	691	312
Gain on sale of SBA-guaranteed loans	-	31	8	172
Net gains(losses) on disposition of other loans held for sale	685	209	711	255
Loan servicing fees, net of amortization	37	38	119	97
Gain on sale or call of available-for-sale securities	407	4	934	4
Gain(loss) or writedown of other real estate owned and premises and equipment	(170)	(94)	(458)	(71)
Change in fair value of warrant liability	(11)	248	68	1,207
Other income and fees	128	138	341	260
Total non-interest income	1,312	688	2,414	2,236
Non-interest expense
Salaries and employee benefits	2,237	1,601	7,090	4,364
Occupancy expenses	431	341	1,353	993
Furniture and equipment	162	120	597	346
Data processing	464	276	1,805	739
Professional fees	265	369	1,000	902
Marketing and business development	96	47	312	140
Office supplies and expenses	145	66	537	192
Insurance and regulatory assessments	162	86	485	312
Loan and lease expenses	56	42	246	202
Other real estate expenses	89	15	238	113
Provision for unfunded loan commitments	25	180	25	180
Amortization of core deposit intangible asset	101	-	303	-
Other expenses	244	178	744	495
Total non-interest expense	4,477	3,321	14,735	8,978
Income (loss) before income taxes	760	(1,000)	454	(1,477)
Income tax expense	-	1	3	6
Net income (loss)	$760	$(1,001)	$451	$(1,483)
Less dividends on preferred stock	151	64	500	192
Net income (loss) attributable to common stock	$609	$(1,065)	$(49)	$(1,675)

Per Common Share Data:
Net income (loss) - basic	$0.08	$(0.15)	$(0.01)	$(0.24)
Net income (loss) - diluted	$0.08	$(0.15)	$(0.01)	$(0.24)
Average common shares outstanding - basic	7,855,066	7,094,274	7,792,292	7,094,274
Average common shares outstanding - diluted	7,855,066	N/A	7,792,292	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited - dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss)	$760	$(1,001)	$451	$(1,483)

Other comprehensive income:
Unrealized gains arising during the period on available-for-sale securities, net of taxes of $-0-	565	809	1,532	1,734
Less reclassification adjustment for securities gains included in net income	(407)	(4)	(934)	(4)
Other comprehensive income	158	805	598	1,730

Comprehensive income (loss)	$918	$(196)	$1,049	$247

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total

Balance at December 31, 2011, as previously reported	7,755,066	$40,825	$2,375	$(16,438)	$1,695	$28,457
Adjustment to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	-	1,130	-	-	1,130
Balance at January 1, 2012, as adjusted	7,755,066	$40,825	$3,505	$(16,438)	$1,695	$29,587

Exercise of common stock warrants	100,000	500				500

Dividends declared on subsidiary-issued preferred stock				(500)		(500)

Stock-based compensation			109			109

Cancellation of warrants accounted for as liabilities			5,116			5,116

Net income				451		451
Other comprehensive income	-	-	-	-	598	598

Balance at September 30, 2012	7,855,066	$41,325	$8,730	$(16,487)	$2,293	$35,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
Operating Activities
Net income (loss)	$451	$(1,483)
Adjustments to reconcile net income (loss) income to net cash provided by (used in) operating activities:
Depreciation	695	379
Accretion of discount on securities and loans, net	1,016	431
Amortization of core deposit intangible asset	303	-
Accretion of discount on assets acquired in merger	(2,186)	-
Amortization of discount on liabilities assumed in merger	84	-
Provision for loan and lease losses	675	300
Provision for losses on unfunded loan commitments	25	180
Stock-based compensation	109	105
Gain on sale or call of available-for-sale securities	(934)	(4)
Gain on sale of loans	(8)	(172)
Gains on disposition of loans held for sale	(711)	(255)
Change in the fair value of warrant liability	(68)	(1,207)
Net losses and writedowns of fixed assets or other real estate owned	458	71
Increase in company-owned life insurance	(172)	(68)
Other, net	538	(66)
Proceeds from loan sales	101	1,917
Loans originated for sale	-	(1,988)
Net cash provided by (used in) operating activities	376	(1,860)
Investing Activities
Net (increase) decrease in deposits in other banks	(1,584)	248
Purchase of available-for-sale securities	(106,091)	(26,652)
Proceeds from maturities, calls and paydowns of available-for-sale securities	33,021	13,180
Proceeds from sales of available-for-sale securities	54,788	-
Net increase in loans held for investment	(6,971)	(3,950)
Net decrease in loans held for sale	3,962	3,878
Net (increase) decrease in Federal Home Loan Bank and other stock	(2,751)	272
Purchases of premises and equipment	(431)	(227)
Additional investments in other real estate owned	-	(111)
Proceeds from sale of premises and equipment	21	-
Proceeds from sale of other real estate owned	4,780	2,574
Net cash used in investing activities	(21,256)	(10,788)
Financing Activities
Net increase in demand deposits and savings accounts	17,732	11,327
Net (decrease) increase in time deposits	(38,898)	6,979
Net Increase (decrease) in other borrowings	1,600	(349)
Additional costs of 2010 shareholder rights offering	-	(40)
Proceeds from exercise of common stock warrants	500	-
Payment of dividends on preferred stock	(478)	(192)
Net cash (used in) provided by financing activities	(19,544)	17,725
Net (decrease) increase in cash and cash equivalents	(40,424)	5,077
Cash and cash equivalents at beginning of period	61,621	10,817
Cash and cash equivalents at end of period	$21,197	$15,894

Non-cash changes:
Change in unrealized gains on available-for-sale securities	598	1,729
Loans reclassified to held for sale	4,583	-
Real estate acquired by foreclosure	1,462	1,286
Adjustments to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	1,130	-
Cancellation of warrants accounted for as liabilities	(5,116)	-
Supplemental disclosures of cash flow information:
Interest paid	1,249	1,086
Taxes paid	3	4

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2012 and 2011 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

The Bank has been organized as a single reporting segment and operates five branches in the Central Coast area of California (in San Luis Obispo, Santa Barbara and Ventura counties, which include the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria).  In addition, the Bank operates a loan production office in San Luis Obispo, with a primary focus on Small Business Administration (“SBA”) lending, and a Food and Agriculture Division, operating through a loan production office in Oxnard, California.

The Bank’s primary source of revenue is providing real estate, commercial and industrial (including SBA-guaranteed loans) and agricultural loans to customers, who are predominately small and middle-market businesses and individuals.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.

Certain reclassifications have been made to prior period balances to conform to classifications in 2012, with no impact to previously reported net loss or shareholders’ equity.

Note 2 – Stock Based Compensation Plans

The Company has three stock compensation plans—the 1998 Stock Option Plan, the 2008 Stock Incentive Plan and the 2011 Equity Incentive Plan (the “2011 Plan”)—which are more fully described in Note J to the consolidated financial statements in the Company’s Annual Report on Form 10-K.

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

No options were granted in the nine months ended September 30, 2012.  The fair values of options granted in the nine months ended September 30, 2011, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011	7/26/2011
Number of options granted	20,000	20,000	20,000
Exercise price	$5.00	$5.00	$5.00
Market price of common stock	$3.65	$3.61	$3.55
Expected stock price volatility	37.4%	37.3%	36.2%
Expected option life (years)	6	6	6
Risk-free interest rate	2.32%	2.53%	2.07%

Weighted average fair value of all options granted during the period:
3 months ended 9/30/11			$1.03
9 months ended 9/30/11			$1.06

During the three-month periods ended September 30, 2012 and 2011, the Company recognized pre-tax stock-based compensation expense of $36,000 and $36,000, respectively.  For the nine-month periods ended September 30, 2012 and 2011, stock-based compensation expense was recognized totaling $109,000 and $105,000, respectively.  As of September 30, 2012, the Company has unvested options outstanding with unrecognized compensation expense totaling $197,000, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2012	$35
2013	85
2014	29
2015	29
2016	19
Total unrecognized compensation cost	$197

No options outstanding were “in the money” as of September 30, 2012.

The following table summarizes information about stock option activity for the nine months ended September 30, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding at beginning of period	297,219	$7.84
Options granted	-
Options exercised	-
Options expired unexercised	(9,500)	11.30
Options forfeited	(19,819)	20.48
Outstanding at end of period	267,900	$6.78	7.9	$-

Options exercisable at end of period	122,338	$8.76	7.2	$-

Options Vested or Expected to Vest	267,900	$6.78	7.9	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2012:
U.S. Government agencies	$42,686	$561	$-	$43,247
Residential mortgage-backed securities	68,968	1,527	(16)	70,479
Municipal securities	16,445	202	(55)	16,592
Corporate debt securities	3,026	4	(6)	3,024
Asset-backed securities	13,647	77	-	13,724
	$144,772	$2,371	$(77)	$147,066

December 31, 2011:
U.S. Government agencies	$26,098	$331	$(12)	$26,417
Residential mortgage-backed securities	88,209	1,122	(38)	89,293
Municipal securities	4,820	239	(2)	5,057
Corporate debt securities	2,059	-	(4)	2,055
Asset-backed securities	5,429	79	(20)	5,488
	$126,615	$1,771	$(76)	$128,310

The scheduled maturities of investment securities at September 30, 2012, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized Cost	Fair Value
Within one year	$6,939	$6,963
Due in one year to five years	32,979	33,034
Due in five years to ten years	39,207	39,877
Due in greater than ten years	65,647	67,192
	$144,772	$147,066

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012:
Residential mortgage-backed securities	$9,601	$16	$-	$-	$9,601	$16
Municipal securities	4,986	55	-	-	4,986	55
Corporate debt securities	1,994	6	-	-	1,994	6
	$16,581	$77	$-	$-	$16,581	$77

December 31, 2011:
U.S. Government agencies	$2,082	$12	$-	$-	$2,082	$12
Residential mortgage-backed securities	9,731	38	-	-	9,731	38
Municipal securities	240	2	-	-	240	2
Corporate debt securities	1,055	4	-	-	1,055	4
Asset-backed securities	1,585	20	-	-	1,585	20
	$14,693	$76	$-	$-	$14,693	$76

As of September 30, 2012, the Company held 22 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of September 30, 2012.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of September 30, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of September 30, 2012, are other than temporarily impaired.

No securities were sold in the first nine months of 2011.  Gains totaling $407,000 were recognized in the third quarter of 2012 on sales of $29,692,000 of securities. For the first nine months of 2012 gains of $934,000 were recognized on sales of $54,788,000 of available-for-sale securities.

As of September 30, 2012, investment securities carried at $8,670,000 were pledged to secure public deposits, as required by law.  Investment securities carried at $16,695,000 as of September 30, 2012, were pledged to secure borrowing facilities from the Federal Home Loan Bank of San Francisco.

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	September 30, 2012		December 31, 2011
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and land development	$11,695	4.9%	$18,022	7.6%
Commercial real estate - owner-occupied	69,410	29.3%	70,153	30.0%
Commercial real estate - non-owner-occupied	75,020	31.7%	64,382	27.6%
Residential real estate	32,120	13.6%	32,609	14.0%
All other real estate loans	7,764	3.3%	2,321	1.0%
Commercial and industrial loans	32,826	13.8%	30,176	12.9%
Agricultural loans	3,369	1.4%	9,272	4.0%
Municipal loans	2,352	1.0%	2,393	1.0%
Leases, net of unearned income	1,277	0.5%	2,323	1.0%
Consumer loans	1,194	0.5%	2,018	0.9%
Total loans	$237,027	100.0%	$233,669	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	September 30, 2012		December 31, 2011
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans
Commercial	$278	0.1%	$115	0.1%
Real estate	1,656	0.7%	3,030	1.3%
Construction and land development	1,556	0.7%	575	0.2%
Total loans held for sale	$3,490	1.5%	$3,720	1.6%

* Consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans held for investment.  Loans held for sale, including $1,174,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of September 30, 2012, and December 31, 2011, loans totaling $198,553,000 and $98,111,000, respectively, were pledged to secure borrowings and potential borrowing facilities from the Federal Home Loan Bank of San Francisco.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month and nine-month periods ended September 30:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Balance at beginning of period	$3,781	$3,182	$3,326	$3,198
Provision for loan and lease losses charged to expense	225	300	675	300
Loans charged off	(22)	(360)	(144)	(460)
Recoveries on loans previously charged off	116	42	243	126
Balance at end of period	$4,100	$3,164	$4,100	$3,164

Changes in the allowance for loan and lease losses for the three-month and nine-month periods ended September 30, 2012 and 2011, are shown below disaggregated by portfolio segment:

	Three Months Ended September 30, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$366	$(97)	$-	$-	$269
Commercial real estate - owner-occupied	505	85	-	28	618
Commercial real estate - non-owner-occupied	883	73	-	-	956
Residential real estate	658	154	-	-	812
All other real estate loans	6	33	-	-	39
Commercial and industrial loans	1,197	70	-	13	1,280
Consumer and all other loans and lease financing	134	(76)	(22)	75	111
Unallocated	32	(17)	-	-	15
Totals	$3,781	$225	$(22)	$116	$4,100

	Three Months Ended September 30, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$123	$11	$-	$-	$134
Commercial real estate - owner-occupied	393	(74)	(22)	-	297
Commercial real estate - non-owner-occupied	714	188	(125)	-	777
Residential real estate	516	29	(69)	35	511
All other real estate loans	4	-	-	-	4
Commercial and industrial loans	1,037	383	(115)	4	1,309
Consumer and all other loans and lease financing	113	(39)	(29)	3	48
Unallocated	282	(198)	-	-	84
Totals	$3,182	$300	$(360)	$42	$3,164

	Nine Months Ended September 30, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$157	$112	$-	$-	$269
Commercial real estate - owner-occupied	253	335	-	30	618
Commercial real estate - non-owner-occupied	675	281	-	-	956
Residential real estate	640	172	-	-	812
All other real estate loans	4	35	-	-	39
Commercial and industrial loans	1,363	(70)	(101)	88	1,280
Consumer and all other loans and lease financing	124	(95)	(43)	125	111
Unallocated	110	(95)	-	-	15
Totals	$3,326	$675	$(144)	$243	$4,100

	Nine Months Ended September 30, 2011
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$531	$(397)	$-	$-	$134
Commercial real estate - owner-occupied	164	144	(21)	10	297
Commercial real estate - non-owner-occupied	697	205	(125)	-	777
Residential real estate	501	114	(153)	49	511
All other real estate loans	4	-	-	-	4
Commercial and industrial loans	1,021	350	(123)	61	1,309
Consumer and all other loans and lease financing	124	(44)	(38)	6	48
Unallocated	156	(72)	-	-	84
Totals	$3,198	$300	$(460)	$126	$3,164

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

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal asset quality ratings as of the dates indicated:

Loans by Asset Quality Rating (excluding loans held for sale*)	Asset Quality Ratings
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Loans
As of September 30, 2012:
Construction and land development	$9,455	$100	$585	$-	$10,140
Commercial real estate - owner-occupied	62,593	-	5,831	-	68,424
Commercial real estate - non-owner-occupied	71,595	2,409	1,178	-	75,182
Residential real estate	28,621	-	2,284	185	31,090
All other real estate	7,732	-	32	-	7,764
Commercial and industrial	34,122	324	3,765	-	38,211
Consumer and all other loans and lease financing	2,726	-	-	-	2,726
Total loans, net of unearned income	$216,844	$2,833	$13,675	$185	$233,537

As of December 31, 2011:
Construction and land development	$13,931	$157	$3,359	$-	$17,447
Commercial real estate - owner-occupied	68,899	-	4,566	-	73,465
Commercial real estate - non-owner-occupied	49,139	5,154	5,116	-	59,409
Residential real estate	27,672	491	3,365	-	31,528
All other real estate	1,895	138	-	-	2,033
Commercial and industrial	32,154	250	6,841	88	39,333
Consumer and all other loans and lease financing	6,734	-	-	-	6,734
Total loans, net of unearned income	$200,424	$6,190	$23,247	$88	$229,949

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

(in thousands)
		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Total Loans
As of September 30, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$59	$-	$158	$-	$427	$174	$818
60-89 Days	268	1,000	-	-	-	57	-	1,325
90+ Days	-	771	-	185	-	265	-	1,221
Total Past Due	268	1,830	-	343	-	749	174	3,364
Loans in Current Payment Status	9,872	66,594	75,182	30,747	7,764	37,462	2,552	230,173
Total Loans	$10,140	$68,424	$75,182	$31,090	$7,764	$38,211	$2,726	$233,537

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$120	$7	$127
Accruing Troubled Debt Restructurings	-	-	-	-	-	711	-	711
Loans in Non-accrual Status	317	2,267	866	851	32	1,608	-	5,941

As of December 31, 2011:
Recorded Balance of Loans Past Due:
30-59 Days	$492	$594	$-	$-	$-	$549	$-	$1,635
60-89 Days	-	-	-	423	-	220	-	643
90+ Days	1,323	1,033	21	147	-	627	-	3,151
Total Past Due	1,815	1,627	21	570	-	1,396	-	5,429
Loans in Current Payment Status	15,632	71,838	59,388	30,958	2,033	37,937	6,734	224,520
Total Loans	$17,447	$73,465	$59,409	$31,528	$2,033	$39,333	$6,734	$229,949

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	-	-	-	-	-	-	-
Loans in Non-accrual Status	2,031	1,429	122	1,296	-	2,107	-	6,985

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

Ten troubled debt restructurings totaling $1,853,000 were effected in the first nine months of 2012 and one for $7,000 in the first nine months of 2011.  One troubled debt restructuring for $711,000 was in accruing status and less than 90 days past due as of September 30, 2012; none were accruing as of December 31, 2011.  The Bank has no commitments to lend additional funds under loans classified as troubled debt restructurings as of September 30, 2012.

Following are summaries of the investment in loans (by impairment method, excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

(in thousands)
		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of September 30, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$214	$-	$765	$897	$-	$293	$-		$2,169
Impaired Loans With No Allowance Recorded	372	1,893	-	-	-	823	-		3,088
Total Loans Individually Evaluated For Impairment	586	1,893	765	897	-	1,116	-		5,257
Loans Collectively Evaluated For Impairment	7,079	49,524	62,865	25,655	7,764	35,964	2,543		191,394
Loans Acquired With Deteriorated Credit Quality	2,475	17,007	11,552	4,538	-	1,131	183		36,886
Total Loans Held for Investment	$10,140	$68,424	$75,182	$31,090	$7,764	$38,211	$2,726		$233,537
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$223	$-	$765	$901	$-	$120	$-		$2,009
Impaired Loans With No Allowance Recorded	378	2,025	-	-	-	817	-		3,220
Total Loans Individually Evaluated For Impairment	601	2,025	765	901	-	937	-		5,229
Loans Collectively Evaluated For Impairment	7,079	49,524	62,865	25,655	7,764	35,964	2,543		191,394
Loans Acquired With Deteriorated Credit Quality	6,288	18,749	13,251	6,498	-	2,914	187		47,887
Total Loans Held for Investment	$13,968	$70,298	$76,881	$33,054	$7,764	$39,815	$2,730		$244,510
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$86	$-	$79	$213	$-	$126	$-		$504
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	86	-	79	213	-	126	-		504
Loans Collectively Evaluated For Impairment	183	618	877	599	39	1,154	111	$15	3,596
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$269	$618	$956	$812	$39	$1,280	$111	$15	$4,100

For the Nine Months Ended September 30, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$103	$145	$191	$318	$-	$366	$-		$1,123
Impaired Loans With No Allowance Recorded	229	1,447	-	-	-	558	-		2,234
Total Loans Individually Evaluated For Impairment	$332	$1,592	$191	$318	$-	$924	$-		$3,357
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	13	-	-	38	-	6	-		57
Total Loans Individually Evaluated For Impairment	$13	$-	$-	$38	$-	$6	$-		$57

(in thousands)		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of December 31, 2011:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$-	$-	$396	$-		$396
Impaired Loans With No Allowance Recorded	-	1,028	-	-	-	423	-		1,451
Total Loans Individually Evaluated For Impairment	-	1,028	-	-	-	819	-		1,847
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	5,830	14,457	17,003	4,425	-	3,995	187		45,897
Total Loans Held for Investment	$17,447	$73,465	$59,409	$31,528	$2,033	$39,333	$6,734		$229,949
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$443	$-		$443
Impaired Loans With No Allowance Recorded	-	1,045	-	-	-	518	-		1,563
Total Loans Individually Evaluated For Impairment	-	1,045	-	-	-	961	-		2,006
Loans Collectively Evaluated For Impairment	11,617	57,980	42,406	27,103	2,033	34,519	6,547		182,205
Loans Acquired With Deteriorated Credit Quality	9,981	16,350	18,954	5,129	-	6,132	191		56,737
Total Loans Held for Investment	$21,598	$75,375	$61,360	$32,232	$2,033	$41,612	$6,738		$240,948
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$81	$-		$81
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	-	-	81	-		81
Loans Collectively Evaluated For Impairment	157	253	675	640	4	1,282	124	$110	3,245
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$157	$253	$675	$640	$4	$1,363	$124	$110	$3,326

For the Year Ended December 31, 2011:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$224	$-		$224
Impaired Loans With No Allowance Recorded	-	1,011	-	-	-	341	-		1,352
Total Loans Individually Evaluated For Impairment	$-	$1,011	$-	$-	$-	$565	$-		$1,576
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

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

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

Nine Months Ended
(in thousands)	September 30,
2012
Balance at beginning of period	$3,289
Measurement period adustments to Santa Lucia Bank fair values	(428)
Accretion to interest income	(844)
Loans reclassified to held for sale	(355)
Loans charged off	-
Transfers from non-accretable discount to accretable	125
Balance at end of period	$1,787

Note 6 —Common and Preferred Stock and Earnings (Loss) per Share

Common Stock
On April 27, 2010, there was an initial closing (the “Initial Closing”) under the Securities Purchase Agreement dated December 22, 2009, as amended (the “Securities Purchase Agreement”), by and between the Company and Carpenter Fund Manager GP, LLC (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund—CA, L.P.  (the “Investors”).   At the Initial Closing the Investors purchased, for an aggregate purchase price of $10 million, 2,000,000 shares of the common stock of the Company paired with warrants to purchase 2,000,000 shares of the common stock.  On June 15, 2010, the Investors purchased, for an aggregate purchase price of $15 million, 3,000,000 additional shares of common stock and warrants to purchase 3,000,000 shares of common stock in the second closing under the Securities Purchase Agreement (the “Second Closing”).  The warrants issued in the Initial Closing and in the Second Closing (collectively referred to herein as the “2010 Warrants”) were issued for a term of five years from issuance at an exercise price of $5.00 per share and contained customary anti-dilution provisions.

The Company used a substantial majority of the proceeds from the First and Second Closings to enable a newly-formed wholly-owned subsidiary of the Company, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant (the “Public Warrants”), for each share held, at a price of $5.00 per unit of common stock and warrant (five-year term and $5.00 exercise price).  The rights offering closed on December 15, 2010, with 748,672 shares and Public Warrants to purchase an additional 748,672 shares of common stock being issued. Net proceeds from the rights offering totaled $3,527,000.  Effective October 1, 2012, the expiration date of the Public Warrants was extended by the Company from December 17, 2015 to March 21, 2017.  No other terms or conditions of the Public Warrant were modified and no consideration was received for such extension of expiration date.

Bancorp-Issued Preferred Stock
As a result of a change in control in 2010, the Company is likely to lose its status as a Community Development Financial Institution (“CDFI”), which may trigger redemption provisions of some or all of the Company’s Series A and C preferred stock.  Therefore, those series of preferred stock are carried at their redemption values in the consolidated balance sheets and are classified as mezzanine financing rather than equity.

On December 28, 2011, after receiving the required regulatory approvals, the Company redeemed 100% of the Series D (TARP) preferred stock.

Mission Asset Management, Inc. Preferred Stock and Company Warrants
 On October 21, 2011, for an aggregate purchase price of $10 million, Mission Asset Management, Inc. issued 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “2011 Warrants”).  The 2011 Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share.  In December 2011, 660,792 of the 2011 Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated.  In June 2012 an additional 100,000 of the 2011 Warrants were exercised and $600,000 of the MAM Preferred Stock was liquidated, and in September 2012 another $1,600,000 was liquidated.  These preferred shares include redemption provisions that are outside the control of the Company.  Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $4,800,000 as of September 30, 2012.

In addition to customary anti-dilution provisions, the 2010 Warrants and the 2011 Warrants referred to above contain certain anti-dilution features that have caused these warrants to be reflected as derivative liabilities pursuant to ASC 815—at their fair values—in the consolidated balance sheets rather than as components of equity.  Subsequent changes in their fair values are recognized as gains or losses through non-interest income, which impacts net loss and loss per share in the consolidated statement of operations.  In March 2012 all 2010 Warrants and substantially all of the 2011 Warrants (i.e., those issued to the Investors) were cancelled and replaced with 6,487,800 warrants having approximately the equivalent aggregate fair value as the cancelled warrants but without the anti-dilution features that call for derivative accounting treatment.  Accordingly, $4,955,000 (the fair value of the cancelled warrants immediately prior to cancellation) was transferred from warrant liability to additional paid-in capital in March 2012.  In September 2012 the remaining 153,876 of the 2011 Warrants were cancelled and replaced with 171,980 warrants having identical terms as those issued in March 2012 and aggregate fair value equivalent to the cancelled warrants.

Activity in the Company’s outstanding warrants follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2011	5,748,672	5.00
Warrants granted in 2011	2,202,641	$4.54
Warrants exercised in 2011	(660,792)	4.54
Outstanding December 31, 2011	7,290,521	$4.90
Warrants granted in 2012	6,659,780	$5.00
Warrants cancelled in 2012	(6,541,849)	4.89
Warrants exercised in 2012	(100,000)	5.00
Outstanding September 30, 2012	7,308,452	$5.00

Prior to the Initial Closing, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  As of September 30, 2012, following the Second Closing, the rights offering, the 2011 warrants exercise, and the 2012 warrants exercise, the Manager is the beneficial owner of 6,028,179 shares of the common stock of the Company (not including warrants), or 76.7% of the issued and outstanding shares.

Earnings (Loss) per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net loss among common stock and the various classes of preferred stock:

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$760	$(1,001)	$451	$(1,483)
Less dividends on preferred stock:
Non-convertible subsidiary-issued preferred stock	151	-	500	-
TARP preferred stock (Series D)	-	64	-	192
Net income allocated to all classes of preferred stock	151	64	500	192
Net income (loss) attributable to common stock	$609	$(1,065)	$(49)	$(1,675)

Average common shares outstanding	7,855,066	7,094,274	7,792,292	7,094,274
Dilutive effect of outstanding stock options	-	-	-	-
Average common shares used for diluted EPS	7,855,066	7,094,274	7,792,292	7,094,274

Basic earnings (loss) per common share	$0.08	$(0.15)	$(0.01)	$(0.24)
Diluted earnings (loss) per common share	$0.08	$(0.15)	$(0.01)	$(0.24)

No dilutive effect of outstanding stock options (and therefore no change to earnings (loss) per common share) has been presented for the three months ended September 30, 2011, or for either of the nine-month periods presented, because the result would be anti-dilutive.

Note 7 —Income taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax expense or benefit was recognized for the nine-month periods ended September 30, 2012 and 2011.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

No warrants were subject to fair value accounting as of September 30, 2012.  The following assumptions were used in the Black-Scholes simulation model to determine the fair value of the warrant liability for the 2011 and 2010 warrants as of December 31, 2011:

	As of December 31, 2011
	Warrants Granted in
	2011	June 2010	April 2010
Outstanding common stock warrants subject to fair value accounting	1,541,849	3,000,000	2,000,000
Warrant exercise price	$4.54	$5.00	$5.00
Market price of common stock	$3.35	$3.35	$3.35
Average risk-free interest rate	1.89%	0.36%	0.36%
Average expected volatility	33.57%	44.01%	45.07%
Average expected life (in years)	9.81	3.46	3.32
Expected dividend yield	0.00%	0.00%	0.00%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
September 30, 2012	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$43,247	$-	$43,247
Residential mortgage-backed securities	-	70,479	-	70,479
Municipal securities	-	16,592	-	16,592
Corporate debt securities	-	3,024	-	3,024
Asset-backed securities	-	13,724	-	13,724
Total available-for-sale securities	-	147,066	-	147,066
Loans held for sale	-	-	3,490	3,490
Warrant liability	-	-	-	-
Total net assets measured at fair value on a recurring basis	$-	$147,066	$3,490	$150,556

December 31, 2011
Available for sale securities:
U.S. Government agencies	$-	$26,417	$-	$26,417
Residential mortgage-backed securities	-	89,293	-	89,293
Municipal securities	-	5,057	-	5,057
Corporate debt securities	-	2,055	-	2,055
Asset-backed securities	-	5,488	-	5,488
Total available-for-sale securities	-	128,310	-	128,310
Loans held for sale	-	-	3,720	3,720
Warrant liability	-	-	(5,184)	(5,184)
Total net assets measured at fair value on a recurring basis	$-	$128,310	$(1,464)	$126,846

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2012 or 2011 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2012.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Current Period Gains
September 30, 2012	Level 1	Level 2	Level 3	Total	(Losses)

Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Construction and land development	$-	$-	$500	$500	$(86)
Commercial real estate - owner-occupied	-	-	1,893	1,893	-
Commercial real estate - non-owner-occupied	-	-	686	686	(79)
Residential real estate	-	-	684	684	(213)
All other real estate	-	-	-	-	-
Commercial and industrial	-	-	990	990	(60)
Consumer and all other loans and lease financing	-	-	-	-	-
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$4,753	$4,753	$(438)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$1,463	$1,463	$(458)

	Fair Value Measurements Using				Full Year Gains
December 31, 2011	Level 1	Level 2	Level 3	Total	(Losses)

Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$521	$521	$(145)
Residential real estate	$-	$-	$-	-	$(87)
Commercial real estate - non-owner-occupied	-	-	-	-	(116)
Construction and land development	-	-	-	-	(21)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$521	$521	$(369)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$5,220	$5,220	$(113)

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

The following table presents a reconciliation of net assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2012 and 2011:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	Nine Months Ended September 30
	2012	2011
Balance at beginning of year	$(1,464)	$10,086
Net increase (decrease) in SBA loans held for sale	(115)	232
Loans held for sale transfered into Level 3	4,283	-
Settlements - principal reductions in loans held for sale	(1,857)	(4,252)
Loan participations sold to related party	(1,952)	-
Loans held for sale transferred to other real estate owned	(589)	(1,069)
Loans held for sale valuation reserve	-	(75)
Cancellation of warrants accounted for as liabilities	5,116	-
Changes in fair value of warrant liability	68	1,207
Balance at end of period	$3,490	$6,129

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$21,197	$21,197	$61,621	$61,621
Interest-bearing deposits in other banks	5,176	5,176	3,592	3,592
Investment securities	147,066	147,066	128,310	128,310
Loans held for sale	3,490	3,490	3,720	3,720
Loans, net of allowance for loan and lease losses	229,437	225,338	226,623	224,721
Federal Home Loan Bank and other stocks	6,699	6,699	3,926	3,926
Accrued interest receivable	1,353	1,353	1,450	1,450

Financial Liabilities:
Deposits	389,408	389,641	410,574	411,323
Other borrowings	3,800	3,800	-	-
Junior subordinated debt securities	5,576	4,188	5,491	4,527
Accrued interest payable	140	140	330	330
Warrant liability	-	-	5,184	5,184

Note 9 — Business Combination

On October 21, 2011, Santa Lucia Bank, Atascadero, California (“SL Bank”), was merged with and into the Bank (the "Bank Merger") under an Agreement and Plan of Merger by and among Bancorp, the Bank, Carpenter Fund Manager GP, LLC (“Carpenter”), as General Partner of Carpenter Community BancFund L.P. and Carpenter Community BancFund-A., L.P. (the “Funds”), Santa Lucia Bancorp (“SL Bancorp”), the parent holding company of SL Bank and SL Bank.  For Bancorp and the Bank, this transaction is accounted for based on transactions between entities under common control, as our largest shareholder acquired SL Bancorp immediately prior to the Bank Merger and contributed Santa Lucia Bank to the Company.

The Bank Merger was undertaken to increase the Company’s market share in its primary market—San Luis Obispo County and northern Santa Barbara County.  The combined bank had $455 million in assets and $414 million in deposits immediately following the Bank Merger and continues to operate under the Mission Community Bank name, with full-service branch offices in San Luis Obispo and Santa Barbara counties in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria.  With the acquisition, the Company has initiated a strategic plan intended to build the premier California Central Coast banking franchise.  This initiative is designed to capitalize on the distinctive characteristics of the Central Coast banking markets in San Luis Obispo, Santa Barbara and Ventura counties.

SL Bank’s results of operations have been included in the Company’s results beginning October 22, 2011.  The excess of the fair value of net assets of $906,000 arising from the acquisition was recognized in additional paid-in capital in the fourth quarter of 2011.  The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  Assets that were particularly susceptible to adjustment included certain loans, other real estate owned and certain premises and equipment.  During the first quarter of 2012, management recorded a $428,000 increase in loans, based on the estimated fair value of certain loans.  In the second quarter of 2012, management recorded a $569,000 increase in the fair value of premises and equipment and a $194,000 increase in the fair value of other real estate owned, based on real estate appraisals.  Also in the second quarter of 2012, a $61,000 decrease to accrued interest receivable on investments was recorded.  These measurement period adjustments have been presented on a retrospective basis, consistent with applicable accounting guidance.  As of September 30, 2012, the Company does not expect any more measurement period adjustments.  The following table summarizes the adjusted estimated fair value of assets acquired and liabilities assumed recognized as of the acquisition date (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets--
Cash and cash equivalents	$53,998
Investment securities	21,487
Loans	122,374
Federal Home Loan Bank and other stocks	1,574
Company-owned life insurance	4,690
Other financial assets	1,024
Total financial assets	205,147
Premises and equipment	13,591
Other real estate owned	2,742
Identifiable intangible assets	3,237
Other assets	289
Total assets	$225,006
Financial liabilities:
Deposits	(220,102)
Junior subordinated debt securities	(2,380)
Other financial liabilities	(162)
Total financial liabilities	(222,644)
Other liabilities	(325)
Total liabilities	$(222,969)
Identifiable net assets acquired / net contribution from shareholder	$2,037

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(in thousands)	2011	2011
Interest income	$5,564	$16,919
Non-interest income	790	2,787
Net (loss)	(577)	(756)
Basic and diluted loss per share	$(0.12)	$(0.21)

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

Overview of Results of Operations and Financial Condition

•
The Company earned $760 thousand for the third quarter of 2012, as compared with a net loss of $(1,001) thousand for the third quarter of 2011.  Net income applicable to common stock was $609 thousand in the most recent quarter, as compared to a net loss applicable to common stock of $(1,065) thousand for the same period in 2011.

•
For the first nine months of 2012 the Company earned $451 thousand, as compared with a net loss of $(1,483) thousand for the first nine months of 2011.  Net loss applicable to common stock was $(49) thousand in the first nine months of 2012, as compared to a net loss applicable to common stock of $(1,675) thousand for the same period in 2011.

•
A $225 thousand provision for loan and lease losses was recorded in the third quarter of 2012, and $675 thousand for the nine months.  For the third quarter and first nine months of 2011 the Company recorded a $300 thousand provision for loan and lease losses.

•
Net interest income for the three-month period ended September 30, 2012, was $4.150 million, an increase of $2.217 million from the same period in 2011.  For the nine months, net interest income was $13.450 million, as compared to $5.565 million for the first nine months of 2011.  The increase in net interest income was primarily due to the acquisition of Santa Lucia Bank in the fourth quarter of 2011.

•
The net interest margin (net interest income as a percentage of average interest earning assets) increased by 50 basis points, to 3.99%, for the three-month period ended September 30, 2012, as compared to the same period in 2011.  For the nine month periods, the net interest margin increased by 80 basis points, from 3.47% in 2011 to 4.27% in the first nine months of 2012.

•
For the three months ended September 30, 2012, non-interest income increased by $624 thousand from the same period in 2011.  For the nine months, non-interest income increased by $178 thousand.  These increases were primarily from gains on the disposition of loans held for sale and on sales of securities, which were partially offset by decreased income from changes in the fair value of warrant liability

•
Non-interest expense increased by $1.156 million for the third quarter of 2012, as compared to the same quarter in 2011.  Principal factors relating to the increase were overall increases in salaries and benefits and other operating costs in 2012 with an asset size approximately double that of a year earlier, additional officers hired over the past year in preparation for planned growth, additional software and network management costs related to integrating Santa Lucia Bank, and amortization of the core deposit intangible asset.

•
Total assets decreased by $20.0 million (4.3%) from December 31, 2011 to September 30, 2012.  A $21.2 million decrease in deposits, due to a significant number of higher-cost certificates of deposits maturing and not rolling over, combined with an $18.8 million increase in securities, contributed to a $40.4 million decrease in cash over the nine-month period.

•	Non-performing assets decreased from $13.6 million as of December 31, 2011 to $9.8 million on September 30, 2012, primarily due to sales of foreclosed real estate.

Income Summary

For the third quarter of 2012, the Company’s net income was $760 thousand, as compared with a net loss of $(1.001) million for the third quarter of 2011.  Net income applicable to common stock was $609 thousand in the most recent quarter, as compared to a net loss applicable to common stock of $(1.065) million for the same period in 2011.

Return on average assets (annualized) was 0.67% for the third quarter of 2012, as compared with a loss on average assets of (1.74)% for the third quarter of 2011.  Annualized return on average equity was 8.45% for the third quarter of 2012 as compared with an annualized loss on average equity of (11.52)% for the comparable 2011 period.

For the nine months, annualized return on average assets was 0.13%, as compared with a loss on average assets of (0.89)% for the same period in 2011.   Annualized loss on average equity was (1.82)%, as compared with a loss on average equity of (5.79)% for the first nine months of 2011.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended September 30, 2012, net interest income was $4.150 million, an increase of $2.217 million from the same period in 2011, primarily due to the Santa Lucia Bank acquisition.  In addition to the increase in net interest income due to the higher volume of assets and liabilities from that acquisition, the net interest margin for the second quarter of 2012 includes $490 thousand of discount accretion on the assets acquired and liabilities assumed ($2.158 million for the nine months).

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.99%, for the three-month period ended September 30, 2012, an increase of 0.50% over the same period in 2011.  For the nine month periods, the net interest margin increased by 80 basis points, from 3.47% in 2011 to 4.27% in the first nine months of 2012.  Discount accretion mentioned in the previous paragraph accounts for 50 basis points of the increase in net interest margin for the three months and 70 basis points of the increase for the nine months.

The following tables show the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month and nine-month periods ended September 30, 2012 and 2011:

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2012				September 30, 2011
	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$223,299	$3,738	6.66	% *	$119,026	$1,785	5.95	% *
Investment securities*	166,351	696	1.67	% *	89,818	470	2.07	% *
Other interest income	24,076	18	0.29%		10,858	6	0.20%
Total interest-earning assets / interest income	413,726	4,452	4.28%		219,702	2,261	4.08%
Non-interest-earning assets:
Allowance for loan losses	(3,949)				(3,124)
Cash and due from banks	6,887				1,666
Premises and equipment	16,080				3,101
Other assets	16,025				7,141
Total assets	$448,769				$228,486

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$27,142	$10	0.15%		$12,029	$14	0.45%
Savings and Money Market deposit accounts	128,308	60	0.19%		57,606	72	0.50%
Certificates of deposit	115,881	150	0.51%		86,986	217	0.99%
Total interest-bearing deposits	271,331	220	0.32%		156,621	303	0.77%
Federal Home Loan Bank advances	2,495	1	0.23%		22	-	0.11%
Trust preferred securities	5,559	81	5.76%		3,093	25	3.24%
Total borrowed funds	8,054	82	4.05%		3,115	25	3.22%
Total interest-bearing liabilities / interest expense	279,385	302	0.43%		159,736	328	0.81%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	124,080				28,880
Other liabilities	9,522				5,393
Total liabilities	412,987				194,009
Shareholders' equity	35,782				34,477
Total liabilities and shareholders' equity	$448,769				$228,486
Net interest-rate spread			3.85%				3.27%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.14%				0.22%
Net interest income / margin on earning assets		$4,150	3.99	% **		$1,933	3.49	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan accretion and fees (costs) included in loan interest income for the three-month periods ended September 30, 2012 and 2011, were $490 thousand and $13 thousand, respectively.
** Net interest income as a % of earning assets

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2012				September 30, 2011
	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$228,782	$12,389	7.23	% *	$118,740	$5,271	5.94	% *
Investment securities*	151,103	2,035	1.80	% *	82,725	1,350	2.18	% *
Other interest income	40,467	85	0.28%		12,733	22	0.23%
Total interest-earning assets / interest income	420,352	14,509	4.61%		214,198	6,643	4.15%
Non-interest-earning assets:
Allowance for loan losses	(3,678)				(3,200)
Cash and due from banks	3,986				1,608
Premises and equipment	15,892				3,160
Other assets	16,642				7,696
Total assets	$453,194				$223,462

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$27,084	$32	0.16%		$11,613	$52	0.60%
Savings and Money Market deposit accounts	128,817	180	0.19%		54,714	253	0.62%
Certificates of deposit	128,694	601	0.62%		86,986	693	1.07%
Total interest-bearing deposits	284,595	813	0.38%		153,313	998	0.87%
Other short-term borrowings	4	-	1.09%		127	4	4.75%
Federal Home Loan Bank advances	1,343	3	0.24%		7	-	0.11%
Trust preferred securities	5,531	243	5.87%		3,093	76	3.27%
Total borrowed funds	6,878	246	4.77%		3,227	80	3.32%
Total interest-bearing liabilities / interest expense	291,473	1,059	0.49%		156,540	1,078	0.92%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	116,772				27,090
Other liabilities	11,807				5,594
Total liabilities	420,052				189,224
Shareholders' equity	33,142				34,238
Total liabilities and shareholders' equity	$453,194				$223,462
Net interest-rate spread			4.12%				3.23%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.15%				0.24%
Net interest income / margin on earning assets		$13,450	4.27	% **		$5,565	3.47	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Loan accretion and loan fees (net of loan origination costs) included in loan interest income for the nine-month periods ended September 30, 2012 and 2011, were $2,158 thousand and $(701) thousand, respectively.
** Net interest income as a % of earning assets

Excluding the merger-related discount accretion from the above tables, the average rates for the first nine months of 2012 would have been as follows: loans 5.96%; total interest-earning assets 3.92%; certificates of deposit 0.73%; total interest-bearing deposits 0.43%; trust preferred securities 1.80%; total interest-bearing liabilities 0.45%; and net interest margin 3.60%.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-month and nine-month periods ended September 30, 2012 and 2011.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)	Three Months Ended September 30, 2012 Compared to 2011
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$1,724	$229	$1,953
Investment securities	335	(109)	226
Other interest income	9	3	12
Total increase (decrease) in interest income	2,068	123	2,191

Interest-bearing liabilities:
Transaction accounts	9	(13)	(4)
Savings deposits	52	(64)	(12)
Certificates of deposit	58	(125)	(67)
Total interest-bearing deposits	119	(202)	(83)

FHLB advances	1	-	1
Trust preferred securities	28	28	56
Total borrowed funds	29	28	57
Total increase (decrease) in interest expense	148	(174)	(26)

Increase (decrease) in net interest income	$1,920	$297	$2,217

Consolidated Rate / Volume Variance Analysis
(In thousands)
	Nine Months Ended September 30, 2012 Compared to 2011
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$5,753	$1,365	$7,118
Investment securities	954	(269)	685
Other interest income	57	6	63
Total increase in interest income	6,764	1,102	7,866

Interest-bearing liabilities:
Transaction accounts	36	(56)	(20)
Savings deposits	185	(258)	(73)
Certificates of deposit	259	(351)	(92)
Total interest-bearing deposits	480	(665)	(185)

Other short-term borrowings	(2)	(2)	(4)
FHLB advances	3	-	3
Trust preferred securities	83	84	167
Total borrowed funds	84	82	166
Total increase (decrease) in interest expense	564	(583)	(19)

Increase in net interest income	$6,200	$1,685	$7,885

The tables above show the effect of the significantly higher volume of assets and liabilities from the acquisition, as well as the impact of lower rates paid on deposit accounts.

Based on current economic forecasts, the Bank anticipates that short-term interest rates will remain at a very low level through 2013 and 2014.  If so, we expect to see certificate of deposit rates continue to decline, although the pace of that decline is expected to slow.  With loan rates remaining relatively stable, this decrease in deposit rates should result in a slight improvement in our net interest margin.  In the early stage of the next cycle of rising interest rates we would expect to see deposits reprice somewhat faster than loans, as “floors” (minimum rates) have been implemented on approximately 83% of the variable rate loan portfolio, or approximately $116 million in loans.  Many of those floor rates are currently higher than the rate would be without the imposition of the floor.  As a result, that portion of the variable rate loan portfolio will not generate a material increase in interest income until the prime rate increases by at least 50 basis points from its current level.  The remaining 17% of variable rate loans will respond to rising rates more quickly.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months.  Additional non-accrual loans would put downward pressure on the net interest margin.

Provision for Loan Losses

The Bank recorded a $225 thousand provision for loan losses for the three months ended September 30, 2012, and $675 thousand for the nine months then ended, as compared with a $300 thousand loan loss provision for both the third quarter and first nine months of 2011.

Loan charge-offs totaled $22 thousand (with $116 thousand in recoveries) for the third quarter of 2012, as compared with $360 thousand of charge-offs and $42 thousand of recoveries for the same period in 2011.  For the first nine months of 2012, charge-offs totaled $144 thousand (with $243 thousand of recoveries), as compared to $460 thousand of charge-offs and $126 thousand of recoveries for the first nine months of 2011.  The ratio of allowance for loan losses to total loans was 1.73% at September 30, 2012, as compared with 1.42% as of December 31, 2011.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned.  For the three-month period ended September 30, 2012, non-interest income was $1.312 million, an increase of $624 thousand from the same period in 2011.  For the first nine months of 2012, non-interest income was $2.414 million, as compared to $2.236 million for the same period in 2011.

The following table shows the major components of non-interest income:

 Non-Interest Income
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2012	2011	$	%	2012	2011	$	%
Service charges on deposit accounts	$236	$114	$122	107%	$691	$312	$379	121%
Gain on sale of SBA-guaranteed loans	-	31	(31)	-100%	8	172	(164)	-95%
Net gains(losses) on disposition of other loans held for sale	685	209	476	228%	711	255	456	179%
Loan servicing fees, net of amortization	37	38	(1)	-3%	119	97	22	23%
Gain on sale or call of available-for-sale securities	407	4	403	10075%	934	4	930	23250%
Net gains(losses) or writedowns of fixed assets or other real estate	(170)	(94)	(76)	nm	(458)	(71)	(387)	nm
Change in fair value of warrant liability	(11)	248	(259)	-104%	68	1,207	(1,139)	-94%
Other income and fees	128	138	(10)	-7%	341	260	81	31%
Total non-interest income	$1,312	$688	$624	91%	$2,414	$2,236	$178	8%

nm - not meaningful

The increase in the third quarter was primarily due $403 thousand in gains on sales of securities and an additional $476 thousand in gains on the resolution of loans held for sale, which were partially offset by decreased income from changes in the fair value of warrant liability.  The increase in non-interest income for the nine-month period was primarily due to gains on sales of securities and increased service charges (mainly due to the Santa Lucia acquisition), partially offset by decreased income from changes in the fair value of warrant liability.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses increased by $1.156 million, or 35%, for the three months ended September 30, 2012, as compared to the third quarter of 2011.  For the nine months, non-interest expense increased by $5.757 million, or 64%, as compared to the first nine months of 2011.

The following table shows the major components of non-interest expenses:

 Non-Interest Expense
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2012	2011	$	%	2012	2011	$	%
Salaries and employee benefits	$2,237	$1,601	$636	40%	$7,090	$4,364	$2,726	62%
Occupancy expenses	431	341	90	26%	1,353	993	360	36%
Furniture and equipment	162	120	42	35%	597	346	251	73%
Data processing	464	276	188	68%	1,805	739	1,066	144%
Professional fees	265	369	(104)	-28%	1,000	902	98	11%
Marketing and business development	96	47	49	104%	312	140	172	123%
Office supplies and expenses	145	66	79	120%	537	192	345	180%
Insurance and regulatory assessments	162	86	76	88%	485	312	173	55%
Loan and lease expenses	56	42	14	33%	246	202	44	22%
Other real estate expenses	89	15	74	493%	238	113	125	111%
Provision for unfunded loan commitments	25	180	(155)	-86%	25	180	(155)	-86%
Amortization of core deposit intangible asset	101	-	101	nm	303	-	303	nm
Other	244	178	66	37%	744	495	249	50%
Total non-interest expense	$4,477	$3,321	$1,156	35%	$14,735	$8,978	$5,757	64%

 nm = not meaningful

The increase in non-interest expense was principally from:

•	Salaries and benefits, due to employees added with the Santa Lucia acquisition, as well as additional officers hired over the past year in preparation for planned growth,

•	Software and network management costs, due to the integration of Santa Lucia Bank, including necessary system upgrades (included in data processing expenses in the table above), and

•	Overall increases in operating costs in 2012 with an asset size approximately double that of a year earlier.

Partially offsetting these increased expenses were reductions in the provision for unfunded loan commitments ($155 thousand decrease) and in professional fees related to the Santa Lucia Bank acquisition—a decrease of $298 thousand for the first nine months of 2012 as compared to the same period in 2011, and a decrease of $216 thousand for the third quarter of 2012 as compared to the third quarter of 2011.

Income Taxes

Due to a limitation on the Company’s ability to recognize deferred tax assets, no federal income tax benefit and minimal tax expense was recognized for the first nine months of 2012 and 2011.

Balance Sheet Analysis

At September 30, 2012, consolidated assets totaled $443.3 million, as compared with $463.3 million at December 31, 2011.  This represents a decrease of $20.0 million (4.3%) over the past nine months.  Total loans increased $3.4 million, or 1.5%, over that period, while securities and cash equivalents decreased $20.1 million (10.4%), deposits decreased $21.2 million (5.2%) and shareholders’ equity increased $6.3 million, or 21.2%.  The increase in shareholders’ equity was primarily due to additional paid-in capital transferred from the warrant liability for warrants cancelled during the first quarter.  See also the Capital section of this report.

The following table shows balance sheet growth trends over the past five quarters:

 Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(15,659)	-3.4%	$1,202	0.3%	$(5,538)	-1.2%	$228,665	97.5%	$9,378	4.2%
Earning Assets	(20,495)	-4.8%	1,300	0.3%	(2,210)	-0.5%	200,547	89.4%	9,092	4.2%
Loans	13,395	6.0%	(2,278)	-1.0%	(7,699)	-3.3%	114,382	95.9%	2,991	2.6%
Deposits	(19,237)	-4.7%	3,365	0.8%	(5,294)	-1.3%	219,028	114.3%	9,266	5.1%
Borrowings	3,800	-	-	-	-	-	-	-	-	-
Shareholders' Equity	963	2.8%	1,038	3.1%	4,273	14.4%	(3,443)	-10.4%	(223)	-0.7%

Loans

The following table shows the composition of our loans by type of loan (including loans held for sale):

 Loan Composition
(Dollars in thousands)
	September 30, 2012		December 31, 2011
Type of Loan	Amount	Percentage	Amount	Percentage
Construction and land development	$11,695	4.9%	$18,022	7.6%
Commercial real estate - owner-occupied	69,410	29.3%	70,153	30.0%
Commercial real estate - non-owner-occupied	75,020	31.7%	64,382	27.6%
Residential real estate	32,120	13.6%	32,609	14.0%
All other real estate loans	7,764	3.3%	2,321	1.0%
Commercial and industrial loans	32,826	13.8%	30,176	12.9%
Agricultural loans	3,369	1.4%	9,272	4.0%
Municipal loans	2,352	1.0%	2,393	1.0%
Leases, net of unearned income	1,277	0.5%	2,323	1.0%
Consumer loans	1,194	0.5%	2,018	0.9%
Total loans	$237,027	100.0%	$233,669	100.0%

The table shows a $3.4 million increase in loans outstanding since December 31, 2011—primarily due new commercial real estate loans, partially offset by loan pay-downs.

Asset Quality

Non-accrual loans (including loans held for sale) totaled $7.5 million at September 30, 2012, as compared to $8.6 million at December 31, 2011 and $7.2 million at September 30, 2011 (before the Santa Lucia merger).

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

The following table presents information about the Company’s non-performing loans, including quality ratios as of September 30, 2012; December 31, 2011 and September 30, 2011:

 Non-Performing Assets*
(in thousands)	September 30 2012	December 31 2011	September 30 2011
Loans in nonaccrual status:
Nonaccrual loans held for investment	$5,941	$6,557	$2,472
Nonaccrual loans held for sale**	1,580	1,997	4,731
Loans past due 90 days or more and accruing	127	-	-
Restructured loans in accruing status	711	-	-
Total nonperforming loans	8,359	8,554	7,203
Foreclosed real estate	1,113	4,626	1,489
Total nonperforming assets	$9,472	$13,180	$8,692

Real estate held by parent company	350	400	400
Total nonperforming loans and other real estate owned	$9,822	$13,580	$9,092

Allowance for loan and lease losses allocated to impaired loans	$504	$81	$112
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,596	3,245	3,052
Total allowance for loan and lease losses	$4,100	$3,326	$3,164

Asset quality ratios:
Non-performing assets to total assets	2.14%	2.84%	3.70%
Excluding loans held for sale**	1.79%	2.43%	1.76%

Non-performing loans to total loans	3.53%	3.66%	6.04%
Excluding loans held for sale**	2.90%	2.85%	2.26%

Allowance for loan and lease losses to total loans	1.73%	1.42%	2.65%
Excluding loans held for sale**	1.76%	1.45%	2.90%

Allowance for loan and lease losses to total non-performing loans	49%	39%	44%
Excluding non-performing loans held for sale**	60%	51%	128%

 *  Table combines bank and non-bank subsidiaries
 ** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank.  Loans held for sale are carried at fair value.

For comparison, ratios in the table above are presented both with and without loans held for sale.  Although declining, the level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and reduction in real estate collateral values over the past three years.  The $8.4 million of non-performing loans as of September 30, 2012, includes $911 thousand of SBA-guaranteed loans, which are supported by $817 thousand of SBA loan guarantees.  The remaining $7.5 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $504 thousand, and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at September 30, 2012 were $9.8 million, a decrease of $3.8 million from the $13.6 million balance at December 31, 2011.  Foreclosed real estate represents real property taken by the Bank from the borrower either through foreclosure or through a deed in lieu of foreclosure, and is carried at the lesser of cost or fair market value, less estimated selling costs.

The following table provides a summary of the change in the balance of other real estate owned for the nine months ended September 30, 2012:

Other Real Estate Owned
(dollars in thousands)	Nine Months Ended September 30, 2012
Balance of foreclosed real estate at beginning of year, as previously reported	$4,626
Adjustment to fair value of other real estate acquired in Santa Lucia merger	194
Real estate held by parent company	400
Total other real estate owned at beginning of year, as adjusted	$5,220
Foreclosures during the period	1,461
Sales of other real estate to related party	(1,697)
Sales of other real estate to unrelated parties	(2,772)
Writedowns on other real estate, net of gains on sale	(749)
Balance of other real estate owned at end of period	$1,463

Potential Problem Loans

At September 30, 2012, the Company had approximately $7.7 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality as of September 30, 2012, as measured by loan delinquencies and by the Company’s internal asset quality rating system, is stable and well managed, there can be no assurances that continuing economic weakness will not lead to new problem loans in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2012 totaled $4.100 million, an increase of $774 thousand from December 31, 2011.  The ratio of ALLL to total loans at September 30, 2012, was 1.73%, as compared with 1.42% at December 31, 2011.  At September 30, 2012 and 2011, the ratio of ALLL to total non-performing loans was 49% and 44%, respectively.

The following table provides an analysis of the changes in the ALLL for the three-month and nine-month periods ended September 30, 2012 and 2011:

 Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$3,781	$3,182	$3,326	$3,198
Provision for loan losses	225	300	675	300
Loans charged off	(22)	(360)	(144)	(460)
Recoveries of previous charge-offs	116	42	243	126
Net (charge-offs) recoveries	94	(318)	99	(334)
Balance at end of period	$4,100	$3,164	$4,100	$3,164

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	1.73%	2.65%	1.73%	2.65%
Period end loans, excluding loans held for sale*	1.76%	2.90%	1.76%	2.90%
Total non-performing loans, including loans held for sale	49%	44%	49%	44%
Non-performing loans, excluding loans held for sale*	60%	128%	60%	128%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	-0.17%	1.07%	-0.06%	0.38%
Provision for loan losses	0.40%	1.01%	0.39%	0.34%

Total loans, including loans held for sale	$237,027	$119,226	$237,027	$119,226
Loans excluding loans held for sale	233,537	109,275	233,537	109,275

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

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2012, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of September 30, 2012, this reserve totaled $406 thousand, up from $381 thousand as of December 31, 2011.  The reserve for undisbursed loan commitments is included in other liabilities in the consolidated balance sheet.

Investments

All securities in the Bank’s investment portfolio are considered to be investment grade.  The portfolio consists of a mixture of fixed-rate US agency securities (29%), fixed-rate mortgage-backed securities (35%), floating-rate mortgage-backed securities (13%), fixed-rate tax-exempt municipal securities (11%), and other fixed-rate securities (9%) and floating-rate securities (3%).   The weighted average life of the portfolio, based on projected prepayment speeds, is 3.4 years, with a duration of 3.2 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $389.4 million as of September 30, 2012, as compared with $410.6 million at December 31, 2011, and $191.5 million at September 30, 2011.

The Bank generally prices interest-bearing deposits at or slightly above the median rate by classification based on periodic interest rate surveys in the local market.  Deposit rates are then adjusted, using a deposit pricing model, to balance the cost of funds, funding needs and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this Discussion contain information regarding the average rates paid on deposits for the first nine months and third quarter of 2012 and 2011.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at one institution—Mission Community Bank—and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of approximately 3,000 banks with other network banks (in increments of less than the per-depositor FDIC insurance limit), so funds that a customer places with the Bank essentially remain on the Bank’s balance sheet.  The CDARS program has become very attractive since mid-year 2008 as local depositors sought out safety, with yield often a secondary concern.  As of September 30, 2012, the Bank had issued $32.9 million of certificates of deposit to local customers through the CDARS program, as compared with $47.2 million as of December 31, 2011, and $41.1 million as of September 30, 2011.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  As of September 30, 2012 the Bank had $3.8 million of outstanding borrowings from the FHLB, as compared with no FHLB borrowings as of December 31, 2011.

Capital

Total shareholders’ equity has increased by $7.404 million or 26.0%, from December 31, 2011, to September 30, 2012.  The increase was primarily due to additional paid-in capital transferred from the warrant liability for warrants cancelled during 2012.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2012, and December 31, 2011:

Mission Community Bank
Capital Ratios			Amount of Capital Required
(dollars in thousands)	Actual		To Be Well-Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital (to Risk-Weighted Assets)	$39,809	13.74%	$28,963	10.0%	$23,171	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$36,178	12.49%	$17,378	6.0%	$11,585	4.0%
Tier 1 Capital (to Average Assets)	$36,178	8.23%	$21,976	5.0%	$17,581	4.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$36,437	13.25%	$27,491	10.0%	$21,992	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,997	12.00%	$16,494	6.0%	$10,996	4.0%
Tier 1 Capital (to Average Assets)	$32,997	8.19%	$20,145	5.0%	$16,116	4.0%

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (primarily federal funds sold) are the primary means for providing immediate liquidity.  The Company had $21.2 million in cash and cash equivalents as of September 30, 2012, as compared with $61.6 million as of December 31, 2011, as a result of deploying surplus cash into the securities portfolio.

In order to meet the Bank’s liquidity requirements, the Bank endeavors to maintain an appropriate ratio of loans to deposits, and to maintain sufficient off-balance-sheet sources of funds which may be drawn upon when needed.  As of September 30, 2012, the Company’s loans-to-deposits ratio was 60%, as compared with 56% as of December 31, 2011.  This ratio had been declining over the past several quarters, as demand for quality credits has been weak through the economic downturn.  However, new loans advanced in the third quarter, combined with a roll-off of certificates of deposit, have combined to increase this ratio as of the end of 2012’s third quarter.  A low loan-to-deposit ratio indicates that the Bank has liquidity in place to meet potential needs for loan funding or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 42.5% as of September 30, 2012, as compared with 33.8% as of December 31, 2011.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of September 30, 2012, the Bank had $3.8 million of outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of September 30, 2012, up to an additional $86.8 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

 Loan Commitments
(in thousands)	September 30,	December 31,	September 30,
	2012	2011	2011
Commitments to Extend Credit	$41,334	$38,702	$20,547
Standby Letters of Credit	3,179	2,444	461
	$44,513	$41,146	$21,008

The Bank’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments.  As of September 30, 2012, this reserve totaled $406 thousand ($381 thousand as of December 31, 2011) and is included in other liabilities in the consolidated balance sheets.

The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.  The effect on the Bank’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted, as there is no guarantee the lines of credit will ever be used.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal levels in order to maintain an appropriate equity to assets ratio.  Management believes that the impact of inflation on financial results depends on the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Management endeavors to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other market forces on net interest income and, therefore, earnings and capital.

San Luis Obispo and Santa Barbara Counties continue to have unemployment rates (7.4% and 7.1%, respectively, as of September 2012), that are not materially lower than the nationwide rate of 7.8%, but are significantly below the California statewide seasonally-adjusted rate of 10.2%.  Unemployment in Ventura County, at 8.8%, is above the national rate but is still well below the state as a whole.  San Luis Obispo County’s rate has trended down from a high of 10.4%, while Santa Barbara County’s rate peaked at 10.5% and Ventura County’s rate had been as high as 11.3%.  The peak unemployment rate for each of these three counties was reached in January 2010.  As unemployment increased during the Great Recession, real estate values declined significantly and, after several years of strong appreciation, residential and commercial sale activity—and especially construction activity—slowed dramatically.  Although the economy, in general, and real estate, in particular, appears to be improving slowly, there can be no assurance that growth in the local economy will accelerate or that real estate values will return to pre-2006 levels in the near term.

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

Under the supervision of our management, including our principal executive officer and principal financial officer, the Company conducted, as of September 30, 2012, an assessment of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.7	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (E)
4.8	Certificate of Determination for Series D Preferred Stock (R)
4.9	Form of Common Stock Purchase Warrant (Z)
4.10	Form of Warrant Agreement with Computershare Trust Company, N.A. for warrants issued pursuant to subscription rights (AA)
4.11	Form of Warrant Issued to Replace Warrants Issued in 2010 Private Placement (EE)
4.12	Form of Warrant Issued to Replace Warrants Issued in 2011 Private Placement (EE)
4.13	Amended and Restated Declaration of Trust, dated as of April 28, 2006, of Santa Lucia Bancorp (CA) Capital Trust (FF)
4.14	Indenture dated as of April 28, 2006, between Wells Fargo Bank, National Association, as Trustee, and Santa Lucia Bancorp (FF)
4.15	First Supplemental Indenture dated as of October 21, 2011 between Wells Fargo Bank, National Association, as trustee, and Mission Community Bancorp (FF)
4.16	Amendment No. 1 to Warrant Agreement between the Company and Computershare Trust Company, N.A. (GG)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (B)
10.2	Intentionally omitted
10.3	Lease Agreement – Paso Robles (B)
10.4	Lease Agreement – Arroyo Grande (B)
10.5	1998 Stock Option Plan, as amended (B)
10.6	Lease Agreement – 569 Higuera, San Luis Obispo (D)
10.7	Intentionally omitted
10.8	Lease Agreement – 3480 S. Higuera, San Luis Obispo (F)
10.9	Salary Protection Agreement — Mr. Pigeon (G)
10.10	Intentionally omitted

Exhibit #
10.11	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (J)
10.12	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (K)
10.13	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (N)
10.14	Lease Agreement – 1670 South Broadway, Santa Maria (O)
10.15	Mission Community Bancorp 2008 Stock Incentive Plan (P)
10.16	Amendment No. 1 to Second Amended and Restated Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Anita M. Robinson (Q)
10.17	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (Q)
10.18	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (Q)
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
(FF)Included in the Company's Form 8-K filed on October 27, 2011, and incorporated herein by reference.
(GG)Included in the Company's Form 8-K filed on September 7, 2012, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ James W. Lokey
JAMES W. LOKEY
Chairman and Chief Executive Officer
Dated: November 7, 2012

By: /s/ Mark R. Ruh
MARK R. RUH
Executive Vice President and Chief Financial Officer
Dated: November 7, 2012