Form 10-K
period 2012-12-31
MISSION COMMUNITY BANCORP
filed 2013-03-27
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012
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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $5,414,608.

As of March 5, 2013, the Registrant had 8,155,066 shares of Common Stock outstanding.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC regulation 14A are incorporated by reference in Part III, Items 10-14.

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

Table of Contents

Mission Community Bancorp
Form 10-K
December 31, 2012

Part I

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

Part II

Item 5.	Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Item 8.(b)	Financial Statements
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
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

Bancorp’s principal activity is the ownership of all of the outstanding common stock of Mission Community Bank (“the Bank”) and any other subsidiaries we may acquire or establish.  Bancorp formed a wholly-owned subsidiary, Mission Community Capital Trust I, in 2003 solely to facilitate the issuance of trust preferred securities.  In May 2010, Bancorp formed Mission Asset Management, Inc. (“MAM”), in order to purchase certain of the non-performing assets of the Bank, which assets were purchased in June 2010.  On October 21, 2011, Santa Lucia Bank, headquartered in Atascadero, California, (“Santa Lucia”) was merged with and into the Bank.  In conjunction with the Santa Lucia merger, Bancorp acquired all of the common securities of Santa Lucia Bancorp (CA) Capital Trust, the trust preferred subsidiary of Santa Lucia Bancorp (“SL Bancorp”), and assumed SL Bancorp’s junior subordinated debt liabilities to Santa Lucia Bancorp (CA) Capital Trust.

As of December 31, 2012 Bancorp and its consolidated subsidiaries (“the Company”) had approximately $435 million in total assets and $37 million in shareholders’ equity.

The Company’s address is 3380 South Higuera Street, San Luis Obispo, California 9340, and its telephone number is (805) 782-5000.

Bancorp’s principal source of income is earnings from the Bank, although supplemental sources of income may be explored in the future.  Its expenditures, including (but not limited to) salaries and benefits for Bancorp’s officers, the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees and shareholder costs will generally be paid from dividends paid to us by Mission Community Bank.  Due to losses realized by Mission Community Bank from 2008 through 2011, the Bank is currently unable to pay dividends to Bancorp without prior regulatory approval.  See “Part II—Item 5—Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Dividends.”

At the present time, we have no plans to engage in any activities other than acting as a bank holding company for the Bank and MAM, and any other banks we may acquire, although in the future we may consider engaging in other activities which are permissible for a bank holding company, provided that engaging in such activities is deemed by the Board of Directors to be in the best interest of Mission Community Bancorp and its shareholders.

Bancorp neither owns nor leases any material property, but instead makes use of the premises, equipment and furniture of the Bank.

Each of Bancorp and the Bank were certified by the U.S. Department of the Treasury as a Community Development Financial Institution (“CDFI”) with a commitment to providing financial services to low and moderate-income communities prior to losing that status in 2012.  In order to maintain its CDFI status, any bank holding company which owns more than 25% of the voting shares or otherwise controls a company or a bank with CDFI status must itself be a CDFI.  Neither the Bancorp nor the Bank retains its CDFI status due to a change in control in the second quarter of 2010 pursuant to which the ownership by our principal shareholder, which is not a CDFI, increased from 24.7% of our common stock to more than 75% of our common stock.  Nonetheless, in addition to pursuing our general commercial banking business, we intend to continue our commitment to providing financial services to low and moderate-income communities.

Pursuant to the terms of our Series A and Series C preferred stock, which shares were issued to the Community Development Financial Institutions Fund of the U.S. Department of the Treasury (“the CDFI Fund”) in conjunction with funding relating to our previous CDFI status, the CDFI Fund has the right to cause us to redeem all of the Series A and Series C preferred stock, given the loss of our CDFI status.  Therefore, we are expecting the CDFI Fund to exercise its right to cause us to redeem our Series A and Series C preferred stock in 2013 for an aggregate of approximately $1.0 million.

Further, in conjunction with funding relating to our CDFI status, 20,500 shares of non-voting Series B preferred stock were issued to the National Community Investment Fund in 2001. With the loss of our CDFI status, we were requested in 2012 to redeem the Series B preferred stock and the redemption was accomplished at a 30% discount, for an aggregate of $143,500 with the Company recognizing a gain of $61,500.

Mission Community Bank

The Bank, a wholly-owned subsidiary of Bancorp, is a California state-chartered bank headquartered in San Luis Obispo, California.  It is also a member of the Federal Reserve System.  Its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the applicable limits of the law.  Mission Community Bank opened for business on December 18, 1997, and currently operates five full service locations along the Central Coast of California: in the cities of San Luis Obispo, Paso Robles, Atascadero and Arroyo Grande  in San Luis Obispo County, and in Santa Maria  in northern Santa Barbara County.  We also operate a Business Banking Center in San Luis Obispo, which is primarily engaged in originating and servicing SBA-guaranteed loans, and a Food and Agribusiness Loan Production Office in Oxnard, California.  Our administrative offices are also located in San Luis Obispo.  Our primary market area is San Luis Obispo County, northern Santa Barbara County and portions of Ventura County.

The Bank is a community bank engaged in the general commercial banking business along the Central Coast of California. It offers a variety of deposit and loan products to individuals, businesses and non-profit organizations. At December 31, 2012, the Bank, on a stand-alone basis, had approximately $433 million in assets, $244 million in loans, $389 million in deposits, and $41 million in shareholders’ equity.  The Santa Lucia merger in October 2011 increased the Bank’s total assets and total deposits by approximately $220 million at that time.

Mission Asset Management, Inc. (“MAM”)

Mission Asset Management, Inc., a wholly-owned subsidiary of Bancorp, was established in June 2010 to facilitate the orderly sale or resolution of the Bank’s foreclosed real estate and certain lower-quality loans.  MAM purchases assets from the Bank at their “fair value.”  If the sale or other resolution of an asset within the first the 90 days of MAM’s ownership results in a gain, that gain will be given to the Bank.

In 2010 the Bank reclassified $22.4 million of problem loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate owned (“OREO”), were sold from the Bank to MAM at the aggregate purchase price of $17.9 million.  During 2011 MAM’s loan portfolio was reduced by $15.1 million to $3.6 million, through loan payments and payoffs, loan participations and foreclosures.  Net OREO held by MAM increased from $2.6 million to $3.1 million during 2011, although $2.8 million was received from the sale of OREO during 2011.  During 2012 MAM’s loan portfolio was reduced from $3.6 million to $1.4 million, through loan payments and payoffs, even though an additional $4.6 million of loans were sold by the Bank to MAM during the year.  OREO held by MAM was reduced from $3.1 million to $0.5 million during 2012 from the sale of properties, despite the fact that an additional $1.2 million of OREO was sold by the Bank to MAM in 2012.

Business of Issuer

Management and the Board of Directors evaluate and manage the operations and financial performance on a Company-wide basis.  Accordingly, all financial services operations are considered by management to be a single operating segment.

Principal Products, Services, and Markets

Other than holding the shares of the Bank, Bancorp conducts no significant activities. Bancorp is authorized, with the prior approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), its principal regulator, to engage in a variety of activities which are deemed closely related to the business of banking.

The Bank offers checking and savings accounts, money market accounts and time certificates of deposit.  On the loan side, the Bank offers commercial, agribusiness, government guaranteed, real estate, automobile and other installment and term loans and leases and provides other customary banking services. Although the Bank does not operate a trust department or provide international services, it makes trust services and international services available through correspondent institutions.

The areas in which the Company has directed virtually all of its lending activities are commercial loans (including government-guaranteed, agricultural and municipal loans),  real estate loans, construction loans, consumer loans and lease financing.  As of December 31, 2012, these five categories of loans accounted for approximately 20.5%, 73.8%, 4.9%, 0.4%, and 0.4% respectively, of the Company’s gross loan portfolio.  As of that date, $192.9 million, or 78.7%, of the Company’s loans consisted of real estate loans, for commercial development or for single family residences  and interim construction loans.  This represents a $5.8 million increase in real estate and construction loans from the prior year’s combined total of $187.1 million.  In percentage terms, real estate and construction loans decreased from 80.0% to 78.7% of the loan portfolio.  Under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Company’s commercial real estate concentration was reduced to $85.8 million, or 35.0% of gross loans.  See Loan Concentrations in Management’s Discussion and Analysis under Item 7 of Part II of this report.

As of December 31, 2012, the Bank, on a stand-alone basis, had 16,201 deposit accounts, including 11,608 demand accounts (both non-interest-bearing and interest-bearing, including NOW and money market deposit accounts) totaling $229.6 million; 3,159 savings accounts with balances totaling $55.3 million; and 1,434 time certificates of deposit totaling $102.5 million.

The principal sources of the Bank’s revenues are interest and fees on loans, interest on investments including federal funds sold and deposits in other banks, gains from sale of loans, service charges on deposit accounts and, occasionally, gain on securities sales, grants and awards.  Also, for 2011 the Company recognized a substantial portion of non-interest income from changes in the fair value of warrant liabilities.

Distribution Methods of the Products and Services

The Bank’s primary service area consists of San Luis Obispo County and northern Santa Barbara County and portions of Ventura County, which lie centrally within the State of California along the Pacific Ocean.  Secondary market areas include cities and unincorporated areas in the neighboring counties, including Monterey, Kern, Kings, Fresno, and south Santa Barbara Counties.

The Bank operates out of five full service offices (in the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria) plus an administrative and loan production facility, which is located in the city of San Luis Obispo.  In the first quarter of 2011, the Bank opened a loan production office for food and agribusiness lending in Oxnard, California.  The Bank provides some financial services through direct contact by calling officers who call on clients in the neighboring counties.

Most of the Bank’s customers are small- to medium-sized businesses and their owners, retail customers, and  farmers.  Most of the Bank’s deposit customers are attracted to the Bank by relationship banking, the Bank’s involvement and support in local community activities, and advertising.

The business plan of the Bank emphasizes the delivery of highly specialized financial services in a professional and personalized manner to individuals and businesses in its service area.  Its key strengths are customer service, the products and value we offer our customers and an experienced management team who understand and appreciate the communities and customer needs of those we serve.

The Bank serves its customers through Internet technology by making available a “remote capture” deposit product, as well as enhanced Internet Banking, electronic Bill-Pay and ACH origination.

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

Status of any Publicly Announced New Products or Services

In 2012 the Bank received a $415 thousand Bank Enterprise Award through the U.S. Department of the Treasury’s Community Development Financial Institution Program, based on lending activity in 2011.  In 2011 the Bank received $500 thousand from the BEA program.  These grants were recognized in non-interest income.  Since 2001 the Bank has received BEA grants totaling $4.3 million, including those received in 2011 and 2012.

Competition

The Bank operates in a highly competitive market that is served by local and regional community banks,  large money center banks, credit unions, and investment brokerage businesses.  Mission Community Bank offers its customers the advantages of dealing with a locally owned and dedicated community bank, with local decision making, that supports local activities, lends to local businesses and consumers and provides local employment opportunities.  Larger banks may have a competitive advantage because of higher lending limits and major advertising and marketing campaigns in addition to a broader line of financial products and services that the Bank does not offer.  To better compete and serve its customers, the Bank has made arrangements with other financial service providers to extend such services to its customers where possible.  For borrowers requiring loans in excess of the Bank’s legal lending limits, the Bank sells loan participations to other independent banks, retaining the portion of such loans that is within its legal lending limits, and purchases participations from them under similar circumstances.  Commercial banks compete with savings and loan associations, credit unions, other financial institutions, securities brokerage firms, and other entities for funds.  For instance, yields on corporate and government debt securities and other commercial paper may affect the ability of commercial banks to attract and hold deposits.

The Bank utilizes technology to improve its competitive advantages through use of ATMs, Internet Banking, ACH origination, electronic bill pay, email, remote deposit capture and credit card and merchant card relationships.

To compete effectively, the Bank has created a sales and service culture that combines the experience of its senior officers with the focus on the individual needs of its customers that is found at the best community banks.  The Bank also relies on local advertising programs, direct personal contact by its officers, directors, employees and shareholders and specialized services such as courier pick-up and remote deposit capture.  The Bank believes it provides a level of service and decision-making responsiveness not generally offered by larger institutions.

  As in most U.S. cities, large banks compete in our service area.  However, community banks are more prominent in our market.  As such, we believe our primary competitors for individuals and small- and medium-sized business customers are the community banks, which can provide the service and responsiveness that is attractive to these customer segments.

Within San Luis Obispo County and northern Santa Barbara County, and based on data from the FDIC as of June 30, 2012, there were 16 banks with 100 branches with aggregate deposits of $6.3 billion.  The Bank’s deposits represent a 6.3% share of this market.  Of the 16 banks, five were community banks with less than $1 billion in assets.

Dependence on One or a Few Major Customers

The Bank is limited, due to legal lending limits, in the size of loans it can make to any one borrower or group of affiliates.  It has in its portfolio approximately 800 loans to approximately 625 loan customers.  As of December 31, 2012, the Bank’s legal lending limit to a single borrower and its affiliates was approximately $11.4 million on a secured basis, and was $6.8 million for unsecured loans, based on the level of shareholder’s equity plus reserves of approximately $45.6 million.

The Bank has a higher than average dependence (as measured by peer group analysis) on larger deposit balances (deposits of $100,000 or more) with a total of 984 deposit accounts holding $273.9 million in deposits as of December 31, 2012.  Included in those totals are 29 customers with deposits of $1 million or more, totaling $77.6 million, with one local customer relationship representing approximately 7% of the Bank’s total deposits as of December 31, 2012.  Management works with large depositors to “ladder out,” or spread, certificate of deposit maturities over time in order to both minimize liquidity risk for the Bank and to provide a better return for the customer on their deposited funds.  These large deposit balances have been reasonably stable during the past several years and are consistent with the Bank’s deposit and funding strategy.  Also included in the totals above are 76 non-interest-bearing transaction accounts, of which $46.4 million exceeds the normal FDIC insurance limit, but which had been subject to unlimited FDIC insurance coverage until December 31, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Bank has a contingency funding plan in place to address any potential loss of these large deposits.  This plan includes potential secured borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), the Federal Reserve Bank of San Francisco, and potential unsecured borrowings from a correspondent bank.

To date, the Bank’s business has not been materially seasonal in nature.  However, a limited amount of seasonality is developing with the growth of our agricultural lending portfolio.

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

 Subject to the terms and conditions of the Merger Agreement, SL Bancorp was merged with CCI One Acquisition Corporation, a newly-formed wholly-owned subsidiary of the Funds (“CCI One”), with SL Bancorp being the surviving corporation (the “Merger”).  At the effective time of the Merger, each outstanding share of SL Bancorp common stock, other than any shares dissenting from the Merger, was converted into the right to receive $0.35 in cash or an aggregate of approximately $700,000 (the “Merger Consideration”).  In addition, immediately prior to the Merger CCI One purchased from the United States Department of the Treasury, for an aggregate purchase price of $2.8 million, the outstanding preferred stock and warrants issued by SL Bancorp in the Troubled Asset Relief Program. Immediately following the Merger, Santa Lucia Bank, the wholly-owned subsidiary of SL Bancorp, was merged with and into Mission Community Bank, with Mission Community Bank being the surviving bank (the “Bank Merger”).  See Note U to the consolidated financial statements.

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

 The Debt Securities were issued in connection with a private placement completed on April 28, 2006 of $5,155,000 of trust preferred securities (the “TruPS Securities”) issued through Santa Lucia Bancorp (CA) Statutory Trust (the “Trust”).  In connection with this issuance, SL Bancorp entered into an Amended and Restated Trust Agreement, dated April 28, 2006, among SL Bancorp, Wells Fargo Bank, National Association and the administrators named therein, pursuant to which the TruPS Securities were issued.  The Securities require quarterly distributions and bear interest at a variable rate which resets quarterly at the three-month LIBOR rate plus 1.48% per annum.  The TruPS Securities mature 30 years from issuance and are redeemable, in whole or in part, without penalty.

Effect of Government Policies and Regulations

Banking is a business that depends on interest rate differentials.  In general, the difference between the interest rate paid by the Bank on its deposits and other borrowings and the interest rate received by the Bank on loans extended to its customers and securities held in the Bank’s portfolio comprise the major portion of the Bank’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Bank. Accordingly, the earnings and growth of the Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recessions and unemployment.

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

Supervision and Regulation

Both federal and state laws extensively regulate banks and bank holding companies.  This regulation is intended primarily for the protection of depositors and the Deposit Insurance Fund and not for the benefit of shareholders of the Company.  The following is a summary of particular statutes, regulations and regulatory guidance affecting the Company and the Bank.  This summary is not intended to be a complete explanation of such statutes, regulations or guidance, all of which are subject to change in the future, nor does it fully address their effects and potential effects on the Company and the Bank.

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

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after the acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company.  The principal exceptions to these prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature (and complementary to such activities), specifically non-bank activities identified as financial in nature or incidental to a financial activity by the Gramm-Leach-Bliley Act of 1999 or by Federal Reserve and Treasury regulation.  Activities that are defined as financial in nature include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. To become and remain a financial holding company, a bank holding company and its subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, have at least a satisfactory rating under the Community Reinvestment Act.  The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

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

The securities of the Company are also subject to the requirements of the Securities Act, and matters related thereto are regulated by the Securities and Exchange Commission.  Certain issuances may also be subject to the California corporate securities law as administered by the California Commissioner of Corporations.  The Company is subject to the public reporting requirements of the Securities and Exchange Act of 1934, as amended, generally applicable to publicly held companies, under Section 15(d) of the Exchange Act.  Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a 12-month period after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act.  If and when the Company has more than 2,000 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

Regulation of Mission Community Bank—Generally

As a California state-chartered bank, the Bank is subject to regulation, supervision and examination by the California Department of Financial Institutions.  It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the related regulations promulgated by the Board of Governors of the Federal Reserve System.  In addition, the deposits of the Bank are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) to a maximum of $250,000 per depositor, and potentially higher limits with respect to certain retirement accounts.  For deposit insurance protection, the Bank pays a quarterly assessment, and occasional mandated special assessments, to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.  The regulations of those agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas.

The earnings and growth of the Bank is largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board (see “Part I—Item 1—Business—Effect of Government Policies and Regulations”).  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Under existing regulations, the capital requirements for a bank holding company whose consolidated assets are less than $500 million, like the Company, are deemed to be the same as that of its subsidiary bank.  The Federal Reserve Board has established risk-based and leverage capital guidelines for the banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles.  The following items are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) qualifying trust preferred securities up to 25% of core capital elements, net of goodwill, less any associated deferred tax asset.  As of December 31, 2012, trust preferred securities comprised approximately 13% of the Company's Tier 1 Capital.  Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items.  Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with very low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2012 and December 31, 2011, the Bank’s Total Risk-Based Capital Ratio was 13.65% and 13.25%, respectively, and its Tier 1 Risk-Based Capital Ratio was 12.40% and 12.00%, respectively.

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

Banks are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines.  Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant.   The Bank’s Leverage Capital Ratio was 8.61% as of December 31, 2012 and 8.19% at December 31, 2011.  See also Note P to the Consolidated Financial Statements for additional information regarding regulatory capital.

In December 2010, the Basel Committee on Bank Supervision, a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction, released its final framework for strengthening international capital and liquidity regulation, identified as “Basel III.”  The FRB announced in December 2011 that it would implement substantially all of the Basel III rules and subsequently proposed new rules to implement the provisions of Basel III.  The comment period on these rules closed on October 22, 2012.  If and when fully implemented by the U.S. banking agencies, it would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity.  The Basel III capital framework, among other things:

•
Would introduce as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and would define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and would expand the scope of the adjustments as compared to existing regulations;

•
Would require banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•
An additional “countercyclical capital buffer,” generally would be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

Even if fully implemented, it is currently unclear which of the various requirements of Basel III would be applicable to bank holding companies of smaller community banks, or when the various requirements would be phased in.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies.  Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time.  Many of the following key provisions of Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

•
a change to permanent status for the previously implemented temporary increase in FDIC deposit insurance to $250,000 and an extension of federal deposit insurance coverage until December 31, 2012, for the full net amount held by depositors in non-interesting bearing transaction accounts;

•	authorization for financial institutions to pay interest on business checking accounts;
•
changes in the calculation of  FDIC deposit insurance assessments, such that the assessment base is no longer the institution’s deposit base, but instead, is the institution’s  average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less, and larger banks proportionately more, of the aggregate insurance assessments;

•
the requirement that interchange fees by debit card issuers be reasonable and proportional to the cost incurred, which does not apply directly to banks with less than $10 billion in assets but may nonetheless affect smaller banks due to competitive factors;

•	the creation of a Consumer Financial Protection Bureau within the Federal Reserve (discussed below) with centralized responsibility for consumer protection;
•
provisions that affect corporate governance and executive compensation at most publicly-traded companies in the United States, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, enhanced executive compensation disclosures and compensation claw-backs (although the Company’s stock is publicly traded, it does not have a class of securities registered under the Securities Exchange Act of 1934, and, accordingly, is not subject to most of these requirements);

•
the application to most bank holding companies of the same  leverage and risk-based capital requirements that apply to insured depository institutions, and the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions (which exceptions currently enable the Company to continue to keep trust preferred securities as Tier 1 capital);

•	codification of the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•
expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•	the elimination of remaining barriers to de novo interstate branching by banks; and
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the “Volcker Rule”).

Dodd-Frank contains a number of provisions which should not directly impact the Company, such as the prohibition against charter conversions for troubled  institutions; the elimination of the Office of Thrift Supervision and the transfer of oversight responsibility for thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and the Federal Reserve; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; and the establishment of enhanced standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more.  However, some of these provisions could have an indirect impact due to their influence on the industry generally.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s ultimate effect on the financial services industry in general, and on the Company in particular, is uncertain at this time.  However, it is expected that certain provisions of Dodd-Frank may significantly impact our operations and expenses, including, for example, changes in FDIC assessments, the permitted payment of interest on demand deposits, and projected enhanced compliance requirements.  Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions.  We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under Dodd-Frank.

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

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. This program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012.  As scheduled, the unlimited insurance coverage for noninterest bearing transaction accounts expired on December 31, 2012.  Deposits held in non-interest bearing transaction accounts are now aggregated with any interest-bearing deposits the owner may hold in the same ownership category, and the combined total is insured up to at least $250,000.

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

Furthermore, the FDIC redefined the assessment base for its deposit insurance premium from an institution’s total domestic deposits to an institution’s total assets less tangible equity, effective in the second quarter of 2011.  The changes to the assessment base necessitated changes to assessment rates, which became effective April 1, 2011.  The revised assessment rates are lower than prior rates, but the assessment base is larger, and approximately the same amount of assessment revenue is being collected by the FDIC.

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

In addition to DIF assessments, banks must pay quarterly assessments towards the retirement of the Financing Corporation bonds that were issued in the 1980’s to assist in the recovery of the savings and loan industry.  The amount of these assessments fluctuates, but was 0.66 basis points of the assessment base for the fourth quarter of 2012. These assessments will continue until the Financing Corporation bonds mature in 2019.

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

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act”, which became effective in 2000, imposed new requirements on financial institutions with respect to consumer privacy.  The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act.  The statute also directed federal regulators, including the Federal Reserve and the FDIC, to establish standards for the security of consumer information.  The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve's Regulation E (which was updated effective January 2010 with an mandatory compliance date of July 1, 2010), governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services.  Regulation E prohibits financial institutions from assessing an overdraft fee for paying (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions.  The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions.  The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.

Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations.  The procedural changes and fee adjustments necessitated by these regulatory changes have not resulted in a significant decrease in overdraft income and are not expected to have a significant adverse impact on the Company’s non-interest income in the future.

Predatory Lending

The term “predatory lending” is far-reaching and covers a potentially broad range of behavior.  As such, it does not lend itself to a concise or a comprehensive definition.  Typically, predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers.  In addition, the regulation bars loan flipping by the same lender or loan servicer within a year.  Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay.  Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.  The Company does not engage in predatory lending and thus does not expect these rules and potential future regulations in this area to have any impact on its financial condition or results of operations.

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
•
Primary enforcement and exclusive supervision authority over insured institutions with assets of $10 billion or more with respect to federal consumer financial laws.  This includes the right to obtain information about an institution’s activities and compliance systems and procedures and to detect and assess risks to consumers and markets;

•
The ability to require reports from institutions with assets under $10 billion, such as Mission Community Bancorp, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets; and

•
Examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as the Bank, to the extent that a CFPB examiner may be included in the examinations performed by the institution’s primary regulator.

The CFPB officially commenced operations on July 21, 2011 and has engaged in numerous activities since then, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 regulates the interstate activities of banks and bank holding companies and established a framework for nationwide interstate banking and branching.  Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more then 10% of the deposits held by insured depository institutions nationwide or 30%  or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

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

•
a requirement that the company’s independent accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (the Dodd-Frank Act exempts smaller reporting companies like Mission Community Bancorp from this requirement);

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

•
The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies.  For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and non-farm, non-residential properties.  The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

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

The Company believes that the Guidance is applicable to it, as it has a relatively high concentration in CRE loans, although that concentration has been reduced in recent years.  The Company and its board of directors have discussed the Guidance and believe that Mission Community Bank’s underwriting policy, management information systems, independent credit administration process and detailed monitoring of real estate loan concentrations reflect the Guidance. See Loan Concentrations in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 6 of Part II of this report.

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

Highlights of the revised statement include the following:

•
The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness;

•	Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL;
•
Each institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio; and

•
The revised statement clarifies previous guidance on the ALLL with regard to: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company believes that its ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company.  The Company also believes its management information systems, independent credit administration process, policies and procedures adequately reflect the supervisory guidance.

Transactions Between Affiliates

The Company and the Bank are deemed to be affiliates of one another under the Federal Reserve Act.  Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act.  The FRB has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions.  Regulation W incorporates the exemption from the affiliate transaction rules but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate.  Affiliates of a bank include, among other entities, companies that are under common control with the bank.  In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

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

Regulation W generally excludes all non-bank and non-savings association subsidiaries of banks from treatment as affiliates, except to the extent that the FRB decides to treat these subsidiaries as affiliates. The Bank, under inter-company arrangements, charges the Company and MAM for management, staff, and/or services.  For 2012, the Bank charged the Company a total of $62,000 for services performed on its behalf by Bank employees.

Employees

As of December 31, 2012 the Company had a total of 111 employees (108 full-time equivalent employees).  One of those employees is employed by Bancorp and 110 by the Bank.  MAM had no salaried employees.  Management believes that its employee relations are good.

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

Item 1A.  Risk Factors

In addition to other information contained in this Report, the following risks may affect the Company.  If any of these risks occur, the Company’s business, financial condition and operations results could be adversely affected.

Our business strategy includes significant growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue an organic and acquisition growth strategy for our business.  In October 2011 we acquired Santa Lucia Bank and we regularly evaluate potential acquisitions and expansion opportunities.  If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings.  There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

There are risks associated with our growth strategy.  To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth.  Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the value and credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches into the Bank, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction's anticipated benefits.  Our ability to address these matters successfully cannot be assured.  In addition, our strategic efforts may divert resources or management's attention from ongoing business operations and may subject us to additional regulatory scrutiny.

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

If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects.  In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations.  While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

The Company’s business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally.

Our financial performance generally, and in particular the ability of borrowers to pay interest and repay principal of outstanding loans and the value of collateral securing these loans, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings.  Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters or a combination of these or other factors.

Since mid-2007 the financial services industry and the securities markets generally have been materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  The global markets experienced increased volatility and an overall loss of investor confidence.  Market conditions have led to the failure or merger of a number of prominent financial institutions and many smaller financial institutions.  Despite recent stabilization in asset prices, economic performance and significant declines in Federal Reserve borrowing rates, there remains a continued risk of asset and economic deterioration, which may increase the cost and decrease the availability of liquidity.  Additionally, some banks have suffered significant losses and they have become reluctant to lend, even on a secured basis, because of capital limitations, potentially increased risks of default and the impact of declining asset values on collateral.

As a result of the recent financial and economic crises, many lending institutions, including the Company, have experienced declines in the performance of their loans.  Total nonperforming loans, including troubled debt restructurings, stood at $10.2 million as of December 31, 2012, as compared with $8.6 million as of December 31, 2011, and $12.0 million as of December 31, 2010.  This represents 4.46%, 3.67%, and 9.98%, respectively, of total loans.

 If business and economic conditions do not improve generally or in the principal markets in which we do business, the prolonged economic weakness could have one or more of the following adverse effects on our business:

•	continued depressed demand for loans or other products and services we offer;
•	a decrease in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to overall reductions in the accounts of customers;
•	an impairment of our investment securities; and
•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for loan and lease losses, which would reduce our earnings.

Significant reliance on loans secured by real estate may increase the Bank’s vulnerability to the current downturn in the California real estate market and other variables impacting the value of real estate

A substantial portion of the Bank’s assets consist of real estate-secured loans (including construction loans) which are generally secured by real estate in the Central Coast of California.  At December 31, 2012, approximately $193 million or 79% of the Bank’s loans were real estate and construction loans, as compared to December 31, 2011, when approximately $187 million, or 80%, of its loans (including loans held for sale) were real estate and construction loans.  Although the real estate market has grown in the Bank's market area during 2012, another real estate contraction like the one the Company experienced from 2008 through 2011 in the Central Coast of California could increase the level of non-performing assets and adversely affect results of operations. From 2008 through 2011, the real estate market in the Central Coast of California deteriorated significantly, as evidenced by declining prices, reduced transaction volume, decreased rents and increased mortgage default rates.  This deterioration resulted in an increase in the level of the Company’s nonperforming loans, particularly commercial real estate loans.  The Company had nonperforming real estate and construction loans of $6.4 million and $0.5 million, respectively, as of December 31 2012, compared to $4.3 million and $2.2 million respectively, as of December 31, 2011.  If this real estate trend in the Company’s market areas should again decline, the result could be increased loan losses, reduced income, increased expenses, and less cash available for lending and other activities, which could have a material impact on the Company’s financial condition and results of operations.

In addition, banking regulators are now giving commercial real estate loans greater scrutiny and expecting banks with higher levels of commercial real estate loans to maintain higher capital levels, due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans.  As required for banks with higher levels of commercial real estate loans, the Company has implemented enhanced underwriting, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses.  Expectations for higher capital levels have also materialized.

Our provision for loan losses and net loan charge-offs increased significantly from 2008 through 2010 and we may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations

For the year ended December 31, 2012, we recorded a provision for loan losses of $1.0 million after net loan charge-offs of $0.1 million, compared to $0.6 million and $0.5 million, respectively, for the same period in 2011.  We have experienced elevated levels of loan delinquencies and credit losses in recent years.  At December 31, 2012, our total non-performing assets, including foreclosed real estate, were $11.8 million, compared to $13.6 million at December 31, 2011.  If current weak economic conditions continue, particularly in the construction and real estate markets, we expect that we could continue to experience higher than normal delinquencies and credit losses.  As a result, we may be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could materially adversely affect our financial condition and results of operations.

All of our lending involves underwriting risks, especially in a competitive lending market

At December 31, 2012, commercial real estate loans (excluding residential and farmland) and construction loans represented 62% of the Company’s total loan portfolio.  Real estate lending involves the risk of the cash flow from income producing properties deteriorating and the potential for a decline in the value of underlying real estate collateral.  Declines in real estate cash flows and subsequently, property values, can be caused by a number of factors, including adversity in general economic conditions, rising interest rates, changes in tax and other governmental and other policies affecting real estate holdings, environmental conditions, governmental and other use restrictions, development of competitive properties and increasing vacancy rates.  The Company’s dependence on commercial real estate loans increases the risk of loss both in the Company’s loan portfolio and with respect to any other real estate owned when real estate values decline.  The Company seeks to reduce risk of loss through robust underwriting and monitoring procedures.

At December 31, 2012, we had $50.4 million, or 20.7%, of total loans in commercial loans and leases.  Commercial lending involves risks that are different from those associated with residential and commercial real estate lending.  Our commercial loans are based on the cash flow of the borrower and secondarily on any underlying collateral provided by the borrower.  The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value.  Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

Our nonperforming assets adversely affect our net income in various ways.  Until economic and market conditions improve, we expect that our nonperforming loans will continue at relatively high levels, which will negatively impact earnings and could have a substantial adverse impact if conditions deteriorate further.  We do not recognize income on non-accrual loans, thereby adversely affecting our level of interest income.  Additionally, our non-interest expense has increased due to the costs of managing nonperforming an other problem loans that would not typically be incurred with performing assets.  Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its net realizable value, which may result in write-downs or losses.  An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks.  We utilize various techniques such as loan sales, restructurings or liquidations to resolve our problem assets.  Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to performance of their other responsibilities.  There can be no assurance that we will avoid further increases in nonperforming loans in the future.

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

Like all financial institutions, we maintain an allowance for loan and lease losses to provide for loan defaults and non-performance.  The allowance is funded from a provision for loan losses which is a charge to our statement of operations.  Our allowance for loan and lease losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows.  The allowance for loan and lease losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date.  Our allowance for loan and lease losses is based on historical experience, as well as an evaluation of known risks in the current portfolio, composition and growth of the loan portfolio and economic factors.  The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on many assumptions.  The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates.

The process we use to estimate probable and estimable losses in our loan portfolio requires historical loss analysis as well as difficult subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans.  The level of uncertainty concerning current economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the sufficiency and adequacy of the allowance for loan and lease losses.

While we believe that our allowance for loan and lease losses is adequate to cover probable and estimable losses, we cannot assure you that we will not increase the allowance for loan and lease losses further or that our regulators will not require us to increase this allowance in future periods.  Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

Our use of appraisals in deciding whether to make a loan on, or secured by, real property does not ensure the value of the real property collateral

In considering whether to make a loan secured by real property, we require a recent appraisal of the property that meets all applicable regulatory standards and requirements.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and appraisers may make mistakes of fact or judgment which adversely affect the reliability of their appraisal.  In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease.  As a result of any of these factors, there may be less security than anticipated at the time the loan was originally made. If there is less security and a default occurs, we may not recover the outstanding balance of the loan.

If a significant number of customers fail to perform under their loans, the Company’s business, profitability, and financial condition would be adversely affected

As a lender, the largest risk is the possibility that a significant number of client borrowers will fail to pay their loans in accordance with its terms.  If the level of borrower defaults results in losses in excess of the allowance for loan and lease losses, it could have an adverse effect on the Company’s business, profitability, and financial condition.  A regular evaluation process designed to determine the adequacy of the allowance for loan and lease losses is in place.  Although this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses are dependent to a great extent upon experience and judgment.  Although management believes that the allowance for loan and lease losses is at a level adequate to absorb any probable and estimable losses in the loan portfolio, there is no assurance that there will not be further increases to the allowance for loan and lease losses or that the regulators will not require an increase to this allowance.

The Bank’s earnings are subject to interest rate risks, especially if rates continue to decline

Traditionally, the major portion of the Bank’s net income comes from the interest rate spread, which is the difference between the interest rates paid on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received on interest-earning assets, such as loans extended to clients and securities held in the investment portfolio.  Interest rates are highly sensitive to many factors beyond our control, such as inflation, recession, global economic disruptions, and unemployment.  Fluctuations in interest rates affect the demand of customers for products and services.  The Bank is subject to interest rate risk to the degree that interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis from interest-earning assets.  Given the current volume and mix of interest bearing liabilities and interest earning assets, the interest rate spread can be expected to increase when market interest rates are rising, and to decrease when market interest rates are declining, i.e., the Bank is “asset sensitive.”  Although management believes our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse impact on the interest rate spread.  Any material decline in the interest rate spread would have a material adverse effect on the Bank’s business and profitability.

The Bank has specific risks associated with Small Business Administration Loans

The Bank originates and services SBA loans. In 2012 and 2011, the Bank recognized gains of $8,000 and $183,000, respectively, on secondary market sales of SBA loans. The Bank has regularly sold the guaranteed portions of these loans in the secondary market in previous years.  We can provide no assurance that Mission Community Bank will be able to continue originating these loans, or that a secondary market will exist, or that it will continue to realize premiums upon the sale of the SBA loans.  The SBA can guarantee as much as 85% on loans of up to $150,000 and as much as 75% on loans of more than $75,000 made pursuant to its Section 7(a) loan program.  However, SBA Express loans carry a maximum of 50% guarantee and Export Express loans carry a maximum 90% guarantee.  The SBA loans that are primarily made by the Bank are made pursuant to its Section 7(a) loan program and accordingly are generally guaranteed between 75% and 85%.  We can provide no assurance that the federal government will maintain the SBA program, or if it does, that such guaranteed portion will remain at its current level.  Furthermore, it is possible that the Bank could lose its preferred lender status which, subject to certain limitations, allows it to approve and fund SBA loans without the direct review and approval of the SBA.  It is also possible that the federal government could reduce the amount of loans that it guarantees.  We believe that the SBA loan portfolio does not involve an above average risk of collectability.

Due to the loss of our status as a Community Development Financial Institution, we have lost our ability to obtain grants and awards as a CDFI like those we have received in the past.

Although our primary focus is as a community bank engaged in the general commercial banking business, we also engage in community development activities and a portion of our community development business has historically been augmented by our prior status as a Community Development Financial Institution (“CDFI”).  CDFI status increases the potential for receiving grants and awards that, in turn, enable a financial institution to increase the level of community development financial services that it provides to the communities.  Since 2001, we have received an aggregate of $4.3 million in grants made possible due to our status as a CDFI.

As a result of the change in control which occurred in the second quarter of 2010, each of Mission Community Bancorp and Mission Community Bank lost its status as a Community Development Financial Institution in 2012.  In addition to losing the benefits of CDFI status, including the ability to attract awards and grants, Mission Community Bancorp may be required to redeem its Series A and Series C preferred stock that were issued to the Community Development Financial Institutions Fund.  The funds required to redeem this preferred stock would be approximately $1.0 million.

Although we can no longer benefit from the CDFI status, our commitment to community development activities still allows us to attract awards through the CDFI Fund.  In 2012 and 2011 we received BEA awards totaling $415 thousand and $500 thousand, respectively.

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

The Bank faces substantial competition in its primary market area

We conduct our banking operations primarily in San Luis Obispo County and northern Santa Barbara County in the Central Coast of California.  Increased competition in our market may result in reduced loans and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the same banking services that we offer in our service area.  These competitors include national banks, regional banks and other community banks.  We also face competition from many other types of financial institutions, including without limitation, savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the credit needs of larger customers.  Areas of competition include interest rates offered for loans and deposits, efforts to obtain deposits, and range and quality of products and services provided, including new technology-driven products and services.

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

If the Bank fails to retain its key employees, its growth and profitability could be adversely affected

Our future success depends in large part on the continuing contributions of our key management personnel.  If we lose the services of one or more key employees within a short period of time, we could be adversely affected.  Competition for such employees among financial institutions in California is intense.  Due to the lack of an experienced candidate pool in the San Luis Obispo area for the types of personnel we need to operate the Bank, we may be unable to quickly recruit new candidates to fill the positions of key personnel which we are unable to retain.  Qualified employees demand competitive salaries which we may not be able to offer.

The Bank’s larger funding sources could strain the Bank’s liquidity resources if a substantial amount is withdrawn in a short period of time

The Bank has a mix of deposits which includes 29 customers with deposits of $1 million or more totaling $77.6 million, approximately $29.0 million of which has been placed into the CDARS program.  If a substantial number of these large deposit customers choose to withdraw their funds when they mature, or if the Bank’s borrowing facility through the FHLB were reduced, and the Bank is unable to develop alternate funding sources, the Bank may have difficulty funding loans or meeting deposit withdrawal requirements.

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

Issuing additional shares of our common stock to acquire other banks may result in dilution for existing shareholders and may adversely affect the market price of our common stock.

In connection with our growth strategy, in the future we may issue shares of our common stock to acquire additional banks that we believe complement our business.  Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impact our ability to raise additional capital through the sale of equity securities.  We would generally anticipate paying an acquisition premium above the fair market value of acquired assets for the acquisition of other banks.  Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010.  Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements have already been subject to proposed and final rules by the FDIC and Federal Reserve, but many other requirements remain subject to regulatory rulemaking and implementation.  Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact these requirements will have on our operations is unclear.  The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

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

Additionally, we cannot predict whether there will be additional laws or reforms that would affect the U.S. financial system or financial institutions, when such changes may be adopted, including the Basel III framework for strengthening capital and liquidity standards, how such changes may be interpreted and enforced or how such changes may affect us.  However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

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

In October 2007, the Bank executed a 15-year build-to-suit triple-net lease at 3380 S. Higuera Street (South Higuera Street and Prado Road) in San Luis Obispo, California.  The Bank moved its Administrative and Business Banking Center employees into this new facility in December 2009, with a full-service branch opening at this location in April 2011.  In July 2012 management consolidated the customer service aspect of this branch with the full-service branch at 581 Higuera Street, leaving the Business Banking Center and Administrative offices in the facility.  Currently the lease provides for lease payments of $41,563 per month.  The lease provides for two five-year renewal options.

The Bank’s branch office at 154 West Branch Street, Arroyo Grande, California, was leased at a cost of $3,605 per month. In July 2012 management consolidated this branch with Arroyo Grande branch at 1530 Grand Avenue.  The lease expired in December 2012.

The Bank formerly leased a branch office at 1226 Park Street, Paso Robles, California, at a cost of $6,259 per month, and a branch office at 1670 South Broadway in Santa Maria, California, at a cost of $9,484 per month.  Following the Bank’s merger with Santa Lucia Bank, the leased offices in Paso Robles and Santa Maria were vacated and consolidated into the nearby former Santa Lucia branch offices.  The estimated cost of terminating these two leases was $266,000, which was accrued in the fourth quarter of 2011 and the remaining liability is included in other liabilities in the consolidated balance sheet as of December 31, 2011 and 2012.

In March 2011, the Bank entered into a three-year lease for an office suite in Oxnard, California, which houses the Bank’s new Food and Agribusiness loan production office.  The current rental cost is $3,142 per month.

During 2005, the Bank purchased a parcel located near the intersection of 6th and Spring Streets in Paso Robles, where the Bank had planned to build a new branch office to replace the existing leased branch office in Paso Robles.  An adjacent parcel was purchased in 2006.  The property is listed for sale and is carried as other real estate owned in the consolidated balance sheet.

For the years ended December 31, 2012 and 2011, the Bank’s total occupancy costs were approximately $1,705,000 and $1,740,000, respectively.  In the opinion of management, the premises are adequate for the Bank’s purposes and the Bank has sufficient insurance to cover its interest in the premises.  Note E to the Consolidated Financial Statements contains additional information about properties.

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

PART II

Item 5.       Market for Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is not listed on any exchange or market though it has traded infrequently in the over-the-counter market under the symbol “MISN.”  Certain information concerning the Common Stock is reported on the OTC Markets (www.otcmarkets.com/otcqb).

The information in the following table indicates the daily high and low bid prices of the Company’s Common Stock for each quarterly period during the last two years based upon information provided by the OTC Bulletin Board. These prices do not include retail mark-ups, mark-downs or commission.

		Bid Prices
		Low	High
2011	1st Quarter	3.65	3.75
	2nd Quarter	3.30	3.75
	3rd Quarter	2.75	3.75
	4th Quarter	2.75	3.60
2012	1st Quarter	2.85	3.35
	2nd Quarter	3.01	3.30
	3rd Quarter	2.80	3.15
	4th Quarter	2.70	3.40

Holders

As of February 28, 2013, there were 302 holders of record of Bancorp’s Common Stock.

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

The availability of operating funds for Mission Community Bancorp and its ability to pay a cash dividend depends largely on the ability of the Bank to pay cash dividends to Bancorp.  The payment of cash dividends by the Bank is subject to certain restrictions.  In general, dividends may not be paid from any of the Bank’s capital or surplus.  Dividends must be paid out of available net profits, after deduction of all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes.  Additionally, a California state bank is prohibited from declaring a dividend on its shares of common stock until its surplus fund equals its common capital, or, if its surplus fund does not equal its common capital, until at least one-tenth of the bank’s net profits, for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding full year in the case of an annual dividend, are transferred to its surplus fund each time dividends are declared.  Regulatory approval is required if the total of all dividends declared by a bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.  Due to the Bank’s net losses from 2009 to 2011, the Bank is currently unable to pay any dividends without prior regulatory approval.

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

Additionally, although the Series A Preferred Stock and Series C Preferred Stock do not provide for any fixed rate of return, the Series A Preferred Stock of the Company requires that no dividends may be paid on the common stock at any time unless concurrently dividends are paid with respect to the outstanding shares of Series A Preferred Stock in an amount for each share of Series A preferred Stock equal to 50% of the amount of the dividend that would be payable on shares of Common Stock, and the Series C Preferred Stock of the Company requires that no dividends may be paid on the common stock at any time unless concurrently dividends are paid with respect the outstanding shares of the Series C Preferred Stock in an amount for each share of Series C Preferred Stock equal to the amount of the dividend that would be payable on the shares of common stock.

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

On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the Treasury Department a total of 5,116 shares of a new Series D Preferred Stock having a liquidation preference of $1,000 per share and paying dividends of 5% per annum for the first five years.  This transaction was a part of the TARP Capital Purchase Program.  On December 28, 2011, after receiving the required regulatory approvals, the Company repurchased all of the Series D preferred stock and paid all accrued but unpaid dividends.

Equity Compensation Plans

The following table shows, as of December 31, 2012, each category of equity compensation along with i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights, ii) the weighted-average exercise price of the outstanding options, warrants and rights, and iii) the remaining number of securities available for future issuance under the plans, excluding stock options currently outstanding.

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of additional securities available for future grant under the plans
Equity compensation plans approved by security holders	456,900	$6.12	253,539

Equity compensation plans not approved by security holders	-	-	-
Total	456,900	$6.12	253,539

See Note J to the consolidated financial statements for a discussion of the Company’s Stock Option Plans.

Item 6.      Selected Financial Data

The following is selected consolidated financial data with respect to the Company’s consolidated financial statements for the two years ended December 31, 2012 and 2011. The information presented has been derived from the audited consolidated financial statements included in Item 8(b) of Part II of this Form 10-K.  This information should be read in conjunction with such consolidated financial statements and the notes thereto.

	Year Ended December 31,
In thousands, except share and per share data	2012	2011
Interest income	$18,935	$11,316
Interest expense	1,321	1,540
Net interest income	17,614	9,776
Provision for loan losses	975	600
Non-interest income	3,811	3,271
Non-interest expense	19,496	15,448
Income (loss) before income taxes	954	(3,001)
Income tax expense	66	6
Net income(loss)	$888	$(3,007)
Net income(loss) attributable to common stock	$312	$(5,788)
Net income attributable to preferred stock	$576	$2,781

Balance Sheet Data at End of Year
Assets	$435,207	$463,312
Earning assets	399,610	425,197
Total loans	245,289	233,669
Deposits	387,268	410,574
Total shareholders' equity	37,272	29,587
Preferred equity	-	-
Common equity	37,272	29,587
Number of common shares outstanding	8,155,066	7,755,066
Average Balance Sheet Data
Assets	$448,253	$272,809
Earning assets	412,000	256,485
Loans	231,004	143,573
Deposits	397,283	226,332
Shareholders' equity	33,971	33,302
Per Common Share Data
Basic income (loss) per share	$0.04	$(0.81)
Diluted income(loss) per share	0.04	(0.81)
Average number of common shares outstanding - basic	7,818,727	7,126,861
Average number of common shares outstanding - diluted	7,818,727	7,126,861
Book value per common share	$4.57	$3.82
Cash dividends declared	-	-
Performance Ratios
Return (loss) on average assets	0.20%	(1.10)%
Return (loss) on average shareholders' equity	2.61%	(9.03)%
Average equity to average assets	7.58%	12.21%
Efficiency ratio	96.00%	118.47%
Leverage ratio	9.30%	7.94%
Net interest margin	4.28%	3.81%
Non-interest revenue to total revenue	17.79%	25.07%
Asset Quality
Non-performing assets	$11,750	$13,580
Allowance for loan losses	4,242	3,326
Net charge-offs	59	472
Non-performing assets to total assets	2.70%	2.93%
Allowance for loan losses to loans	1.73%	1.42%
Net charge-offs to average loans	0.03%	0.33%

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the financial condition and results of operations of the Company as of and for the years ended December 31, 2012 and 2011.  This section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Executive Summary of Operating Results

For the year ended December 31, 2012, the Company reported net income of $0.9 million or $0.04 per share on a fully diluted basis. This result compares to a net loss of $(3.0) million or $(0.81) per common share for 2011.

The Company’s 2012 operating results improvement was largely due to the full year impact of the acquisition of Santa Lucia Bank, which was acquired in October, 2011, and the continuing improvement in the overall credit quality of our loan portfolio.  The Santa Lucia Bank acquisition increased total assets by $220 million, nearly doubling the size of the Company’s balance sheet.  As a result, the Company’s net interest income was $17.6 million, which was $7.8 million or 80% higher than the full year 2011.  In 2012, total average earning asset balance increased approximately $154 million or 60% over the average earning asset balance of 2011, while the average interest bearing liability balance in 2012 increased approximately $102 million over 2011.  These higher balances contributed $6.7 million of the $7.8 million net interest income improvement as compared to the prior year.  In addition, the net interest margin improved by 0.47%, from 3.81% in 2011 to 4.28% in 2012.  This was largely due to an approximately 0.20% increase in the rate earned on average earning assets and  a 0.36% decrease in the cost of interest-bearing liabilities as compared to 2011.  The higher rate on earning assets was primarily due to $2.1 million of additional purchase discount accretion income that was realized from the discount on the loans purchased in the Santa Lucia Bank acquisition.  Such loans were discounted to fair value at the time of acquisition.  The accretion income recognized in 2012 had the effect of improving the rate on earning assets by 0.71% in 2012.  The decline in the Company’s 2012 cost of funds was largely due to the lower cost of interest-bearing deposits, particularly time deposits, and more favorable mix of deposits as non-interest bearing deposits comprised 34% of total deposits at December 31, 2012 as compared to 26% at December 31, 2011.

Operating results in 2012 were also favorably impacted by $0.5 million in higher non-interest income primarily as a result of $1.1 million in higher gains on securities sold, $1.0 million in gains on the disposition of loans held for sale and $0.5 million in higher service fee income.  These improvements were partly offset by a $1.9 million lower adjustment to the fair value of a warrant liability and $0.2 million lower gain on the sale of SBA-guaranteed loans. Non-interest expense was higher $4.0 million in 2012 largely due to the full year impact of the Santa Lucia Bank acquisition. Of this amount, total salaries and employee benefits increased $2.1 million, as the full year effect of the October, 2011 acquisition was fully realized for the 12 months in 2012. Other non-interest expenses were also higher by $1.9 million in 2012, primarily due to the acquisition, which drove higher investment and conversion expenses in technology, communications, and higher amortization expense of intangible assets, namely core deposits.

In 2009, 2010, and to a lesser extent in 2011 the Company’s operating results were significantly, negatively impacted by elevated levels of provision for loan losses and the associated cost of problem loan resolutions as the U.S. economy was in recession, marked by high levels of unemployment and sharp declines in the value of real estate.   Many of the associated costs of problem loans, including provision for loan loss, appraisal costs, legal and collection costs, property maintenance, and write-downs on foreclosed properties were significantly higher during those recession years than they are currently. In 2012 the Company was favorably impacted by the improving credit quality of our loan portfolio both as a result of the Company’s efforts to work with our borrowers to resolve difficult repayment circumstances and as a result of improving local economic conditions. Despite a $0.4 million increase to the provision for loan losses in 2012 and a $1.2 million increase in non-accrual loan balances over the prior year, the Company’s substandard loan portfolio declined $8.6 million or 38%, while special mention loans declined $4.6 million or 75%. Further, total non-performing assets, inclusive of non-accrual loans, also declined $1.8 million or 13%. Of the $10.2 million non-accrual balance at December 31, 2012, 65% were still paying as agreed.

As of December 31, 2012, total assets were $435.2 million as compared to $463.3 million at the year-end 2011.  The outstanding loan portfolio balance increased $11.6 million to $245.3 million at the end of 2012 versus the level at year-end 2011.  Interest-bearing deposits with other banks declined $36.7 million to $26.3 million over the same period.  The decline in interest-bearing deposits with other banks helped to fund the increase in the higher yielding loan portfolio and investment security portfolios.  Total deposits were $387.3 million at December 31, 2012, as compared to $410.6 million at the end of 2011.  Most of the year-end deposit balance decline was evident in the higher-cost time deposit and money market portfolios which declined $55.5 million.  Partly offsetting this decline was a favorable $32.2 million increase in lower-cost demand deposit and NOW account balances, which drove a lower overall cost of funds for the Company and contributed to a 0.47% improved net interest margin of 4.28% in 2012.

The following are other major factors impacting the Company’s results of operations and financial condition in 2012:

•
In 2012 the Company paid down $5.0 million of Mission Asset Management’s preferred stock, leaving a balance of $2.0 million at December 31, 2012.  Such pay-downs had the effect of reducing the amount of dividends payable on such preferred stock by $500 thousand per annum.

•
The issuance of warrants to purchase common stock with anti-dilution provisions.  Certain warrants issued in 2010 and 2011 contained anti-dilution provisions which required them to be accounted for as derivatives.  Accordingly, the warrants were classified as liabilities and recorded at estimated fair value.  At each reporting date subsequent to their issuance, the change in the fair value of the warrant liability from period to period was recognized in non-interest income in the consolidated statements of operations.  The change in estimated fair value of the warrants was $1.932 million for 2011 and $68 thousand for 2012.  These warrants were replaced in 2012 with warrants having approximately the equivalent aggregate fair value as the cancelled warrants but without the anti-dilution features that called for derivative accounting treatment.  The remaining warrant liability of $5.1 million on that date was transferred to additional paid-in capital.

While the Company’s 2012 financial results are improved over the prior year, the Company still faces risks and challenges, including credit risk, interest rate risk and the ability to grow the franchise in a fragile, yet improving economy.  To best manage these risks, the Company has chosen to be prudent with regard to its risk taking and has taken the opportunity to strengthen management expertise and analytics in these areas.

Critical Accounting Policies

The following discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make a number of estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. On an ongoing basis, we evaluate our estimates and assumptions based upon historical experience and various other factors and circumstances. We believe that our estimates and assumptions are reasonable; however, actual results may differ significantly from these estimates and assumptions which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

Our significant accounting policies and practices are described in Note A to the Consolidated Financial Statements. The accounting policies that involve significant estimates and assumptions by management, which have a material impact on the carrying value of certain assets and liabilities, are considered critical accounting policies. Management has identified our policies for reserves and contingencies, revenue recognition, income taxes, and valuation of assets and liabilities acquired as critical accounting policies.

Reserves and Contingencies

In the normal course of business, the Company must manage and control certain risks inherent to the business of banking.  These include credit, interest rate, fraud, operations and settlement risks.  The Company has established reserves for risk of losses, including loan losses.

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

Other real estate owned (“OREO”) represents properties acquired through foreclosure or physical repossession.  Write-downs to the collateral’s net realizable value at the time of transfer to OREO are charged to the allowance for loan and lease losses.  Subsequent to foreclosure, management periodically evaluates the value of OREO held for sale.  Subsequent declines in net realizable value are charged to operations.  Net realizable value is based on management’s assessment of information available to the Company at the end of a reporting period and depends upon a number of factors, including economic conditions, a current property appraisal, the costs of sale, the Company’s historical experience, and issues specific to individual properties.  Management’s evaluation of these factors involves subjective estimates and judgments that may change.

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

Revenue recognition

The Company’s primary source of revenue is interest income from loans and investment securities.  Interest income is recorded on an accrual basis.  Note A in the Notes to the Consolidated Financial Statements contains an explanation of the process for determining when the accrual of interest income is discontinued on impaired loans and under what circumstances loans are returned to an accruing status.  In addition, certain acquired loans and the related accretable yield are impacted by management’s ongoing evaluation of estimated cash flows.  See Note A to the consolidated financial statements.

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

Income Tax

A net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  Deferred tax assets and liabilities are established for these items as they arise.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  The Company has determined the need to maintain a valuation allowance for deferred tax assets, based on the weight of available evidence that it is less likely that some portion or all of the deferred tax assets may be realized.  Until such time that earnings evidence demonstrates that it is more likely than not that the deferred tax asset can be fully utilized, we will maintain a deferred tax asset valuation allowance and monitor this quarterly.

Additionally, we review our uncertain tax positions annually.  An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount actually recognized is the largest amount of tax benefit that is greater than 50% likely to be recognized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  A significant amount of judgment is applied to determine whether the tax position meets the “more likely than not” test, as well as to determine the largest amount of tax benefit that is greater than 50% likely to be recognized.  Differences between the position taken by management and that of the taxing authorities could result in a reduction of a tax benefit or increase to tax liability, which could adversely affect future income tax expense.

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

The following discussion and analysis is intended to assist in the understanding of significant factors that affected our consolidated financial condition and results of operations for the years ended December 31, 2012 and 2011.  This discussion, which refers to the Company on a consolidated basis, should be read in conjunction with the Company’s consolidated financial statements and corresponding notes.

The Bancorp is largely inactive except for interest expense associated with the junior subordinated debentures (related to the trust preferred securities), salaries and benefits of a small number of employees performing executive and administrative functions, Board of Director expenses and minimal other administrative costs.

Mission Asset Management, Inc. (“MAM”) was established in 2010 to facilitate the orderly sale and resolution of the Bank’s foreclosed real estate and certain problem loans.  To that end, in 2010 the Bank reclassified $22.4 million of classified loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses at that time, i.e., their fair value.  Those loans, along with $1.0 million of OREO, were sold from the Bank to MAM at the aggregate purchase price of $17.9 million in 2010.  Since 2010 the Company has worked vigorously to resolve these problem assets.   In 2012 MAM’s loan portfolio and foreclosed real estate balances were reduced $2.1 million and $2.6 million, respectively, from the end of 2011 ending the year 2012 at $1.5 million and $0.5 million, respectively.

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

Net Interest Analysis
(Dollars in thousands)
	For the Year Ended
	December 31, 2012				December 31, 2011				December 31, 2010
	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate		Average Balacce	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$231,004	$16,258	7.04	% *	$143,573	$9,286	6.47	% *	$128,666	$7,539	5.86	% *
Investment securities*	146,363	2,572	1.76	% *	91,850	1,968	2.14	% *	48,141	1,296	2.69	% *
Other interest income	34,633	105	0.30%		21,062	62	0.29%		16,260	47	0.29%
Total interest-earning assets / interest income	412,000	18,935	4.60%		256,485	11,316	4.41%		193,067	8,882	4.60%
Non-interest-earning assets:
Allowance for loan and lease losses	(3,796)				(3,222)				(4,253)
Cash and due from banks	3,903				1,816				3,251
Premises and equipment	15,930				5,639				3,318
Other assets	20,216				12,091				9,481
Total assets	$448,253				$272,809				$204,864

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$27,495	43	0.16%		$14,756	64	0.43%		$18,353	135	0.73%
Savings and Money Market deposit accounts	127,758	238	0.19%		69,502	331	0.48%		38,846	348	0.90%
Time deposits	123,231	716	0.58%		99,328	993	1.00%		84,513	1,192	1.41%
Total interest-bearing deposits	278,484	997	0.36%		183,586	1,388	0.76%		141,712	1,675	1.18%
Federal Home Loan Bank advances	1,090	3	0.25%		5	-	0.11%		3,616	181	4.99%
Other borrowed funds	3	-	1.10%		95	5	4.75%		613	32	5.28%
Junior subordinated debt	5,545	321	5.78%		4,081	147	3.61%		3,093	103	3.34%
Total borrowed funds	6,638	324	4.87%		4,181	152	3.63%		7,322	316	4.32%
Total interest-bearing liabilities / interest expense	285,122	1,321	0.46%		187,767	1,540	0.82%		149,034	1,991	1.34%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	118,799				42,746				23,244
Other liabilities	10,361				8,994				5,868
Total liabilities	414,282				239,507				178,146
Shareholders' equity	33,971				33,302				26,718
Total liabilities and shareholders' equity	$448,253				$272,809				$204,864
Net interest-rate spread			4.14%				3.59%				3.26%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.14%				0.22%				0.31%
Net interest income / margin on earning assets		$17,614	4.28	% **		$9,776	3.81	% **		$6,891	3.57	% **

*Yields on municipal securities and loans have not been adjusted to their fully-taxable equivalents due to the Company's valuation allowance on deferred tax assets.
** Net interest income as a % of earning assets
Non-accrual loans are included in the calculations of average balances and average rates of loans; interest not accrued is excluded.

Net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as the change due to volume.  The significant increases in average total assets and average total liabilities in 2012, observed in the table above, are primarily the result of the acquisition of Santa Lucia Bank in October, 2011. The timing of this acquisition had the effect of increasing average balances in both 2011 and, to a greater extent, in 2012 as the acquired asset and liability balances were included in the calculation of average balances for a twelve month period in 2012 as compared to only two months in 2011.  Consequently, as a result of the acquisition balances being included in the full year 2012, average interest-earning assets increased $155.5 million as compared to 2011, and increased $63.4 million in 2011 over 2010 due to the acquisition in fourth quarter 2011.  Average interest-bearing deposits, likewise, increased $94.9 million in 2012 and increased $41.9 million in 2011. Growth in average non-interest-bearing deposits was $76.1 million in 2012, while growth in 2011 was $19.5 million. Much of the growth in these two years stemmed from the Santa Lucia Bank acquisition, addition of new client relationships and deepening of existing ones, and customer preference to remain very liquid in the low interest rate environment.

Net interest income is also affected by changes in the yields we earn on interest-earning assets and the rates we pay on interest-bearing deposits and borrowed funds, referred to as the change due to rate.  The average yield on interest-earning assets increased 0.19% in 2012, while the average rate paid on interest-bearing liabilities decreased 0.36%, as deposit rates continued a multi-year decline, with renewing certificates of deposits and non-maturity deposits (interest-bearing demand, money market and savings accounts) all reflecting lower cost.  Loan yields increased in 2012 and in 2011 primarily due to the accretion of purchase discounts on loans acquired in the Santa Lucia Bank merger, which represented $2.9 million and $0.8 million, respectively, of the total interest on loans.  The average yield on investment securities in 2012 declined 0.38% due to the lower interest rate environment and relative short duration of securities held.

The following table sets forth changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities, and the amount of those variances attributable to volume and rate changes for the years indicated.

Rate / Volume Variance Analysis
(In thousands)	Year Ended December 31, 2012 Compared to 2011			Year Ended December 31, 2011 Compared to 2010
	Increase (Decrease) in interest income and expense due to changes in:			Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$6,091	$881	$6,972	$921	$826	$1,747
Investment securities	1,007	(403)	604	981	(309)	672
Other interest income	40	3	43	14	1	15
Total increase (decrease) in interest income	7,138	481	7,619	1,916	518	2,434

Interest-bearing liabilities:
Transaction accounts	35	(56)	(21)	(23)	(48)	(71)
Savings deposits	180	(273)	(93)	194	(211)	(17)
Time deposits	202	(479)	(277)	186	(385)	(199)
Total interest-bearing deposits	417	(808)	(391)	357	(644)	(287)
FHLB advances	3	-	3	(91)	(90)	(181)
Other borrowed funds	(3)	(2)	(5)	(25)	(2)	(27)
Junior subordinated debt	65	109	174	35	9	44
Total borrowed funds	65	107	172	(81)	(83)	(164)
Total increase (decrease) in interest expense	482	(701)	(219)	276	(727)	(451)
Increase (decrease) in net interest income	$6,656	$1,182	$7,838	$1,640	$1,245	$2,885

Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each.

In 2012, net interest income increased $7.8 million, of which $6.7 million was due to higher average volume of interest earning assets as a result of the Santa Lucia Bank acquisition in October, 2011 and $1.2 million was due to higher net interest margin which increased from 3.81% in 2011 to 4.28% in 2012 primarily due to higher accretion income and lower cost of funds.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Bank makes provisions for loan losses to bring the total allowance for loan and lease losses to a level deemed appropriate to cover probable and estimable losses in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.  The provision for loan losses is charged to earnings and totaled $975 thousand in 2012, as compared to $600 thousand in 2011.

See Allowance for Loan and Lease Losses below for additional information on the procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance for loan and lease losses.

Non-interest Income

Non-Interest Income
(In thousands)	For the Years Ended December 31,
	$ Amount		Change
	2012	2011	$	%
Service charges on deposit accounts	$968	$511	$457	89%
Gain on sale of SBA-guaranteed loans	8	183	(175)	-96%
Gains(losses) on disposition of loans held for sale	955	(69)	1,024	nm
Loan servicing fees, net of amortization	154	99	55	56%
Gains on sale of securities	1,116	7	1,109	15843%
Loss/writedown of OREO and fixed assets	(496)	(238)	(258)	nm
Grants and awards	415	500	(85)	-17%
Change in fair value of warrant liability	68	1,932	(1,864)	-96%
Increase in cash surrender value of life insurance	229	116	113	97%
Other income and fees	394	230	164	71%
Total non-interest income	$3,811	$3,271	$540	17%

nm - not meaningful

In 2012, non-interest income increased $0.5 million, primarily due to $1.1 million of higher net gain on securities sold, $1.0 million in gains on the disposition of loans held for sale and $0.5 million in higher service fee income.  Partly offsetting these higher earnings was a $1.9 million lower adjustment to the fair value of the warrant liability and $0.2 million less gains of the sale of SBA-guaranteed loans loan.

Certain warrants issued in 2010 and 2011 contained anti-dilution provisions which required them to be accounted for as derivatives.  Accordingly, the warrants were classified as liabilities and recorded at estimated fair value.  At each reporting date subsequent to their issuance, the change in the fair value of the warrant liability from period to period has been recognized in non-interest income in the consolidated statements of operations.  The change in estimated fair value of the warrants was $1.9 million for 2011 and $68 thousand for 2012.  These warrants were replaced in 2012 with warrants having approximately the equivalent aggregate fair value as the cancelled warrants but without the anti-dilution features that called for derivative accounting treatment.  The remaining warrant liability of $5.1 million on the cancellation date was transferred to additional paid-in capital.

Non-interest Expense

Non-Interest Expense
(In thousands)	For the Years Ended December 31,
	$ Amount		Change
	2012	2011	$	%
Salaries and employee benefits	$9,759	$7,636	$2,123	28%
Occupancy expenses	1,705	1,740	(35)	-2%
Furniture and equipment	748	704	44	6%
Data processing	2,280	1,360	920	68%
Professional fees	1,230	1,215	15	1%
Marketing and business development	420	326	94	29%
Communications	322	147	175	119%
Other office expenses	383	188	195	104%
Insurance and regulatory assessments	623	481	142	30%
Loan and lease expenses	294	278	16	6%
Other real estate expenses	260	269	(9)	-3%
Provision for unfunded loan commitments	25	180	(155)	-86%
Core deposit intangible amortization	405	67	338	504%
Other	1,042	857	185	22%
Total non-interest expense	$19,496	$15,448	$4,048	26%

nm = not meaningful

Non-interest expense increased $4.0 million in 2012, or 26%, primarily due to the full year impact of the Santa Lucia Bank acquisition which closed in October, 2011.

Non-interest expenses that had material change from 2011 to 2012 were:
•
Salary and benefits increased by $2.1 million, or 28% in 2012.  Principal factors relating to the increase were the full 12 month effect of the Santa Lucia Bank acquisition (average full-time-equivalent employees increased from 84 in 2011 to 114 in 2012) and the reinstitution of the Company’s 401(k) match contribution program.

•
Data processing costs increased by $0.9 million in 2012, as compared to 2011, primarily due to costs related to integrating and upgrading aging technology platforms that included the former Santa Lucia branches following the bank acquisition in October, 2011.

•	Amortization expense, comprised of the core deposit intangible acquired as part of the bank acquisition, increased $0.3 million in 2012 due to the full year impact from the acquired deposits.

Income Taxes

The Company’s combined federal and state effective income tax rate was 6.9% in 2012 and 0% in 2011.  In 2012, despite pre-tax earnings of $1.0 million, the provision for income tax was offset by available tax loss carry-forwards originating from 2008 through 2011.  The $66 thousand income tax recorded in 2012 represents an accrual for alternative minimum tax related to utilizing those tax loss carry-forwards.

The Company continues to maintain a full valuation allowance, as a result of the Company being in a cumulative loss position as of December 31, 2012.  The valuation allowance was first established in 2010.  The Company will continuously assess the likelihood of its ability to realize the deferred tax asset until such time that earnings evidence and projections demonstrate that it is more likely than not that the deferred tax asset can be fully utilized.

In 2011 the negligible income tax provision or credit against the $(3.0) million pre-tax loss was due to the 100% deferred income tax valuation allowance that offset any income tax credit, as the Company’s losses exceeded its ability to fully recognize deferred tax assets by carrying the loss back to previous tax years   As of December 31, 2012 and 2011, the ability of the Bank to reduce the deferred tax valuation allowance and recognize its deferred tax assets was entirely dependent on the Bank generating sufficient taxable income in future years.  The valuation allowance can begin to be reversed—providing a potential increase to net income in future years—when the Company returns to sustainable profitability.  As described in Note I to the consolidated financial statements, certain of the Company’s net operating losses are limited as a result of an ownership change in 2010.

Financial Condition

Investment Activities

Our investment activities are designed to assist in maximizing income consistent with the quality and the liquidity needs of the Company, to supply collateral to secure public funds on deposits and lines of credit, and to provide a means for balancing market and credit risks through ever changing economic cycles.  The Company’s portfolio consists primarily of U.S. government agency obligations, obligations of government-sponsored entities, mortgage-backed securities and, more recently, state and municipal securities.  The Bank does not maintain a trading account.  All securities in the Bank’s portfolio are classified as available for sale.

The Company has an Asset/Liability Committee that develops and maintains current investment policies based upon the Company’s operating needs and the market circumstances. The Company’s investment policy is formally reviewed and approved annually by the Board of Directors. The Asset/Liability Committee of the Company is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Bank’s Board of Directors on a regular basis.

The composition of the investment portfolio as of December 31, 2012 and 2011 was as follows:

Investment securities composition
	December 31, 2012			December 31, 2011
	Amortized Cost	Approx. Fair Value	% Yield	Amortized Cost	Approx. Fair Value	% Yield
	(Dollars in thousands)
U.S. Government agencies:
Within one year	$4,020	$4,030	1.13%	$2,049	$2,054	0.58%
One to five years	12,386	12,408	0.92%	13,707	13,809	1.49%
Five to ten years	-	-		-	-
After 10 years	13,601	14,151	2.84%	10,342	10,554	3.09%
Total U.S. Government agencies	30,007	30,589	1.82%	26,098	26,417	2.05%
Residential mortgage-backed securities:
Within one year	-	-		-	-
One to five years	143	156	4.83%	-	-
Five to ten years	26,043	26,481	1.38%	30,386	30,693	1.86%
After 10 years	34,364	35,023	1.78%	57,823	58,600	2.01%
Total residential mortgage-backed securities	60,550	61,660	1.62%	88,209	89,293	1.96%
Municipal securities:
Within one year	1,386	1,387	0.42%	-	-
One to five years	8,427	8,375	1.48%	545	555	3.48%
Five to ten years	7,256	7,302	2.22%	1,981	2,048	3.98%
After 10 years	2,178	2,209	3.23%	2,294	2,454	3.82%
Total municipal securities	19,247	19,273	1.88%	4,820	5,057	3.85%
Corporate debt securities:
Within one year	1,015	1,017	1.04%	-	-
One to five years	1,000	981	1.55%	1,059	1,055	1.04%
Five to ten years	1,000	998	1.56%	1,000	1,000	4.25%
After 10 years	-	-		-	-
Total corporate securities	3,015	2,996	1.38%	2,059	2,055	2.60%
Asset-backed securities:
Within one year				-	-
One to five years				-	-
Five to ten years	1	1	9.33%	1	1	9.37%
After 10 years	13,201	13,303	1.60%	5,428	5,487	2.84%
Total asset-backed securities	13,202	13,304	1.60%	5,429	5,488	2.84%
Total investment securities	$126,021	$127,822	1.70%	$126,615	$128,310	2.10%
Yields on tax-exempt municipal securities have not been adjusted to their fully-taxable equivalents due to the Company’s valuation allowance on deferred tax assets.

At December 31, 2012 the balance of the investment portfolio was approximately $127.8 million or $0.5 million less than that reported at December 31, 2011. The small change in the balance of the portfolio can be attributed in large part to the decline in total deposit balances of $23.3 million, the increase in loan balances of $12.0 million, offset by the reduction in interest bearing deposits with banks of $36.7 million, the net of which was absorbed by lower borrowings. The Company made securities purchases in 2012 in the aggregate amount of $114.7 million, which were largely offset by proceeds from the sale, principal payments, call and maturity of investments totaling approximately $91.8 million. During 2012, the Company recorded a net pre-tax gain of $1.1 million on the sale of various investment securities.

Securities available for sale are carried at fair value with related unrealized net gains or losses on securities, net of any deferred income taxes, recorded as an adjustment to the other comprehensive income component of shareholders’ equity. At December 31, 2012 the securities portfolio had net unrealized gains of approximately $1.8 million, an increase in the level of unrealized gains of approximately $0.1 million from that reported at December 31, 2011.
The Company continues to monitor the portfolio for changing risk factors including but not limited to updates on: mortgage collateral delinquency, prepayment rates, loan-to-values, default rates, and rate adjustments. Our investment securities continue to demonstrate cash flows as expected.  As of December 31, 2012 Management does not believe that any unrealized losses in the portfolio are other than temporary.

All fixed and adjustable rate mortgage securities contain a certain amount of risk related to the uncertainty of prepayments of the underlying mortgages. Interest rate changes have a direct impact upon prepayments rates.  The Company uses a computer simulation model to test the average life, duration, market volatility and yield volatility of adjustable rate mortgage pools under various interest rate assumptions to monitor volatility.  Stress tests are performed quarterly.

Municipal securities have been included in the portfolio to take advantage of their relatively attractive yields.  Of those municipal securities in the portfolio as of December 31, 2012 69.8% are within California, 60.0% are general obligation bonds, 74.7% are insured and 97.6% are rated at least ‘A’ by Standard & Poor’s or Moody’s.

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

The following table sets forth the composition of our loan portfolio (including loans held for sale) by type of loan as of the dates indicated:

Loan Portfolio Composition
(Dollars in thousands)
	As of December 31,
Type of Loan	2012	2011	2010	2009	2008
Commercial and industrial	$33,580	$30,176	$17,701	$19,633	$24,454
Agricultural	14,252	9,272	1,022	750	-
Leases, net of unearned income	1,057	2,323	1,047	1,335	1,491
Municipal loans	2,347	2,393	2,987	3,476	2,729
Real estate	180,981	169,465	87,005	96,956	98,049
Construction and land development	11,995	18,022	8,973	12,512	22,857
Consumer	1,077	2,018	1,491	1,748	3,731
Total loans	$245,289	$233,669	$120,226	$136,410	$153,311

Off-balance-sheet commitments:
Undisbursed loan commitments	$41,155	$38,702	$19,832	$18,219	$28,427
Standby letters of credit	2,365	2,444	901	301	304

The following table shows, as of December 31, 2012, the maturities and sensitivities of loans to interest rate changes:

Maturity and Rate Sensitivity of Loans
(Dollars in thousands)
	Maturity				Rate Structure for Loans Maturing Beyond One Year
	One year or less	One through five years	Over five years	Total	Fixed Rate	Floating Rate
Commercial and industrial	$8,098	$12,561	$12,921	$33,580	$17,739	$7,743
Agricultural	11,838	914	1,500	14,252	864	1,550
Leases, net of unearned income	29	349	679	1,057	1,028	-
Municipal loans	-	-	2,347	2,347	690	1,657
Real estate	15,750	52,139	113,092	180,981	111,120	54,111
Construction and land development	10,957	516	522	11,995	950	88
Consumer Loans	181	228	668	1,077	896	-
Total Loans	$46,853	$66,707	$131,729	$245,289	$133,287	$65,149

The Bank funds commercial and industrial loans to provide working capital, to finance the purchase of fixed assets and for other business purposes.  These loans, generally, are short-term, with maturities ranging from thirty days to one year, or are term loans, with maturities normally ranging from one to five years.  Included in commercial and industrial loans are SBA loans.  The Bank originates and services SBA loans and is active in specific SBA programs.  The Bank is an SBA preferred lender, which provides delegated loan authority, creating a more timely credit approval process for the borrower. The Bank makes adjustable rate, SBA-guaranteed loans and may sell the guaranteed portion of the SBA loans in the secondary market, while retaining the servicing rights of these loans.  At December 31, 2012 and 2011, the Bank serviced approximately $27.1 million and $48.9 million, respectively, in SBA loans.

Agricultural loans are made to businesses or individuals engaged in the production, processing and/or marketing of agricultural products.  Such loans may include:
•
Short-term loans to finance the seasonally changing working capital needs of a customer through a line of credit arrangement. Such loans are structured as revolving commitments or non-revolving advances in support of anticipated production costs, primarily depending on the level of liquidity supporting the business operation.

•
Formula based working capital loans are revolving commitments, limited by the collateral value of specific current assets, as reported periodically by the borrower.  Maturities are usually up to one year but may be longer based on the financial strength, supporting collateral margins or other sound structural elements.

•	Crop production loans made to finance the growing, harvesting and storing of crops require a definite and sufficient source of repayment from the sale of crops.
•	Farmland loans are real estate secured, longer term loans, generally made for the acquisition of open crop land, permanent plantings or ranches.
•
Dairy financing involves the acquisition of feed and livestock, generally structured as lines of credit.  Term loans are also provided, primarily to support the ownership of dairy facilities and surrounding farmland.

•
Revolving credit lines are available to borrowers in the beef cattle industry.  Businesses engaged in this industry are characterized as either livestock owners (ranches or feedlots) or as commercial feedlots where the owner may or may not own the cattle.

•
Amortizing term loans or lines of credit, secured by new or used machinery or equipment, are made available for the acquisition or refinance of farm machinery and equipment, primarily used in the production, harvesting, and processing of farm products.

•
Longer term loans secured by food processing, storage and distribution facilities, and oftentimes specialized machinery, equipment and fixtures, may be made available.  Such facilities generally have a single purpose or limited use.

Real estate loans are based on the income generating capacity of the property or the cash flow of the owner/user and are secured by the property.  The Bank offers both fixed and variable rate loans with maturities which generally do not exceed ten years.  Exceptions are made for SBA- and other government agency-guaranteed loans secured by real estate, or for commercial real estate loans with appropriate mitigation of risk. Residential real estate loans are limited to home equity loans and home equity lines of credit.  The Bank has not been active in other forms of residential real estate lending.

The Bank had been active in lending to finance the construction of commercial and single family residential property.  However, when the downturn in real estate began in 2007, new construction loan activity slowed markedly.  Since then, most of the Bank’s construction loan portfolio has either paid off or been charged off.  Construction loans totaled $12.0 million as of December 31, 2012, a $6.0 million decrease from a year earlier.  Construction loans are typically extended for terms of 12 to 18 months.  Generally, the Bank does not provide loans for speculative purposes.

Consumer loans are used to finance automobiles, various types of consumer goods, and other personal purposes.  Consumer loans generally provide for the monthly payment of principal and interest.  Most consumer loans are secured by the personal property being purchased.

Asset Quality

The risk of nonpayment of loans is inherent in lending. That risk varies with the type and purpose of the loan, the type of collateral utilized to secure payment and, ultimately, the creditworthiness of the borrower.  In order to minimize this credit risk, all loans are reviewed and approved by either a senior lending officer, a credit administrator, the Chief Credit Officer or the Credit Committee of the board of directors.  The Credit Committee is comprised of outside directors as well as the Bank’s Chief Executive Officer and Chief Credit Officer.

The Bank employs both an internal and an external loan review process.  All new loans are reviewed internally for asset quality and policy compliance and an independent external loan portfolio review is generally performed semi-annually by an outside credit review firm.  Asset quality ratings are assigned based on a risk assessment of each loan.  Loans with minimum risk are rated within five “Pass” categories, including “Watch.”  Lower quality credits are rated “Special Mention,” “Substandard,” “Doubtful” or “Loss,” depending on credit quality.  Loans rated Substandard or Doubtful are considered “classified” loans, and loans rated Loss are charged off.  As an adjunct to the loan review process, an internal “stress test” is applied to the commercial real estate portfolio at least annually to determine the potential financial impact on the Bank under stressed real estate conditions.

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

The following table provides year-end information with respect to the components of our impaired or nonperforming assets as of the dates indicated:

Non-Performing Assets
(Dollars in thousands)	As of December 31,
	2012	2011	2010	2009	2008
Loans in nonaccrual status:
Nonaccrual loans held for investment--
Commercial and industrial	$3,018	$2,032	$1,311	$1,139	$578
Real estate	5,495	2,653	682	2,724	1,427
Construction & land development	555	1,872	-	2,028	1,552
Total nonaccrual loans held for investment	9,068	6,557	1,993	5,891	3,557
Nonaccrual loans held for sale--
Commercial and industrial	280	-	-	-	-
Real estate	862	1,705	7,406	-	-
Construction & land development	-	292	2,605	-	-
Total nonaccrual loans held for sale	1,142	1,997	10,011	-	-
Total nonaccrual loans	10,210	8,554	12,004	5,891	3,557

Loans held for investment past due 90 days or more and accruing:
Real estate	-	-	-	-	265
Total loans 90 days past due and accruing	-	-	-	-	265

Restructured loans:
Commercial and industrial	-	-	-	731	-
Real estate	722	-	-	-	-
Construction & land development	-	-	-	-	675
Consumer	-	-	-	100	-
Total restructured loans	722	-	-	831	675
Total nonperforming loans	10,932	8,554	12,004	6,722	4,497

Other real estate owned	818	5,026	3,137	2,206	83
Total nonperforming assets	$11,750	$13,580	$15,141	$8,928	$4,580

Allowance for loan and lease losses	$4,242	$3,326	$3,198	$5,537	$3,942

Asset quality ratios:
Non-performing assets to total assets	2.70%	2.94%	6.95%	4.62%	2.13%
Excluding loans held for sale*	2.45%	2.53%	2.53%	4.65%	2.14%

Non-performing loans to total loans	4.46%	3.67%	9.98%	4.93%	2.93%
Excluding loans held for sale*	4.02%	2.86%	1.90%	4.96%	2.96%

Allowance for loan and lease losses to total loans	1.73%	1.43%	2.66%	4.06%	2.57%
Excluding loans held for sale*	1.74%	1.45%	3.04%	4.09%	2.59%

Allowance for loan and lease losses to total non-performing loans	39%	39%	27%	82%	88%
Excluding loans held for sale*	43%	51%	160%	82%	88%

* Loans held for sale are carried at the lower of amortized cost or fair value

Non-accrual loans are loans which management believes may not be fully collectible as to principal and interest.  Generally, loans are placed in non-accrual status when they are 90 days or more past due unless they are well-secured and in the process of collection.  Once placed in non-accrual status, a loan is not returned to accrual status until it is brought current with respect to both principal and interest payments, the loan is performing to current terms and conditions, the interest rate is commensurate with market interest rates and future principal and interest payments are no longer in doubt.

Non-accrual loans increased $1.7 million to $10.2 million as of December 31, 2012, primarily due to a $2.0 million increase in commercial real estate loans and a $1.3 million increase in commercial and industrial loans, partly offset by a $1.6 million decrease in construction and land development loans. Of this amount, $5.9 million were still paying in accordance with contractual terms. Approximately $1.0 million of the non-accrual commercial and real estate loans as of December 31, 2012, are in our SBA loan portfolio, $0.7 million of which are guaranteed by the SBA.  At December 31, 2011, $1.2 million of the Bank’s non-accrual loans were SBA-guaranteed loans, and $0.9 million was guaranteed by the SBA. Total non-performing loans, inclusive of non-accrual loans and troubled debt restructuring loans or “TDR’s”, were $10.9 million as compared to $8.6 million in 2011. “TDR’s” are those loans with concessions in interest rates or repayment terms due to a decline in the financial condition of the borrower.  At December 31, 2012 TDRs outstanding were $0.7 million as compared to none in 2011.

Total non-performing assets declined $1.8 million to $11.8 million in 2012 as compared to $13.6 million in 2011. This decrease is primarily due to sale of other real estate owned in 2012.  Other real estate owned is acquired in satisfaction of loans through foreclosure or other means and is carried on an individual asset basis at the lower of the recorded investment in the related loan or the estimated fair value of the property, less selling expenses. At December 31, 2012 the other real estate owned balance was $0.8 million, down $4.2 million from December 31, 2011.

Loans held for sale as of December 31, 2012, included $1.1 million of lower-quality loans held in the Company’s Mission Asset Management, Inc., subsidiary (“MAM”).  The MAM loans are intended for sale or other resolution, depending on MAM’s ability to obtain a reasonable price for these loans.

Potential Problem Loans

At December 31, 2012, the Company had approximately $4.7 million of loans that were not categorized as non-performing, but for which known information about the borrower’s financial condition caused management to have uncertainty about the ability of the borrowers to comply with the repayment terms of the loans.  These loans were identified through the loan review process described above.  The $4.7 million of potential problem loans are supported by $0.5 million of SBA loan guarantees.  Potential problem loans are subject to continuing management attention and management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality, as measured by loan delinquencies and by the Company’s internal risk grading system, appears to be manageable as of December 31, 2012, there can be no assurances that new problem loans will not develop in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Loan Concentrations

The Board of Directors has approved concentration levels for various loan types based on the Bank’s business plan and historical loss experience.  On a quarterly basis, management reports to the board with information relating to concentrations.  Management’s review of possible concentrations includes an assessment of loans to multiple borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

The following table reflects the major concentrations in the loan portfolio, by type of loan, as of each year end:

Loan Concentrations
(Dollars in thousands)	As of December 31,
	2012		2011		2010		2009		2008
Type of Loan	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans	Amount	Percent of Total Loans

Construction and land development	$11,995	4.9%	$18,022	7.6%	$8,973	7.4%	$12,512	9.2%	$22,857	14.9%
Other real estate loans (by type of collateral):
Non-farm, non-residential property:
Owner-occupied	72,036	29.4%	70,153	30.0%	35,135	29.2%	37,337	27.4%	36,208	23.6%
Non-owner-occupied	69,145	28.2%	64,382	27.6%	32,240	26.8%	36,940	27.1%	37,375	24.4%
1 to 4 family residential:
First liens	14,269	5.8%	8,845	3.8%	2,398	2.0%	3,963	2.9%	5,464	3.6%
Junior liens	12,602	5.1%	17,582	7.5%	10,541	8.8%	12,678	9.3%	11,840	7.7%
Multi-family residential	4,630	1.9%	6,182	2.5%	3,702	3.1%	2,757	2.0%	3,340	2.2%
Farmland	8,299	3.4%	2,321	1.0%	2,989	2.5%	3,281	2.4%	3,822	2.5%
Total real estate-secured loans	192,976	78.7%	187,487	80.0%	95,978	79.8%	109,468	80.3%	120,906	78.9%
Commercial and industrial	33,580	13.7%	30,176	12.9%	17,701	14.7%	19,633	14.4%	24,454	15.9%
Agricultural	14,252	5.8%	9,272	4.0%	1,022	0.9%	750	0.5%	-	0.0%
Lease financing	1,057	0.4%	2,323	1.0%	1,047	0.9%	1,335	1.0%	1,491	1.0%
Municipal	2,347	1.0%	2,393	1.0%	2,987	2.5%	3,476	2.5%	2,729	1.8%
Consumer	1,077	0.4%	2,018	0.9%	1,491	1.2%	1,748	1.3%	3,731	2.4%
Total loans, including loans held for sale	$245,289	100.0%	$233,669	99.8%	$120,226	100.0%	$136,410	100.0%	$153,311	100.0%

The table indicates a concentration in commercial real estate loans (loans secured by non-farm, non-residential and multi-family residential properties, including construction loans) totaling $157.8 million at December 31, 2012.  However, under the regulatory definition of commercial real estate—which excludes owner-occupied properties—the Bank’s commercial real estate concentration is reduced to $85.8 million, or 35.0% of total loans at December 31, 2012.  Prior to 2008, the Bank had experienced no losses on construction and land development loans or on other types of commercial real estate loans.  From 2008 through 2012, however, the Bank recognized $5.1 million in losses on construction and land development loans and approximately $3.1 million in losses on other types of commercial real estate loans.  Approximately $2.1 million of those losses on construction and land development loans and $1.9 million of the losses on commercial real estate loans resulted from the 2010 reclassification of loans to “held for sale” prior to their sale from the Bank to MAM.

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

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan losses at a level considered by Management to be adequate to provide for probable losses incurred as of the balance sheet date.  The allowance is comprised of three components: specific credit allocation, general portfolio allocation and qualitatively determined allocation.  The allowance is increased by provisions for loan losses charged to earnings and decreased by loan charge-offs, net of recovered balances.

The following table summarizes, for each reported period, changes in the allowance for loan and lease losses:

Summary of Loan Loss Experience
(Dollars in thousands)	For the Year Ended December 31,
	2012	2011	2010	2009	2008

Allowance for loan and lease losses at beginning of year	$3,326	$3,198	$5,537	$3,942	$1,150
Loans charged off:
Construction and land development	-	-	(2,755)	(1,778)	(547)
Other real estate loans	(223)	(322)	(3,714)	(911)	-
Commercial and industrial	(150)	(290)	(1,583)	(738)	(880)
Consumer and other	(45)	(43)	(134)	(78)	(52)
Total loans charged off	(418)	(655)	(8,186)	(3,505)	(1,479)
Recoveries:
Construction and land development	-	-	19	-	-
Other real estate loans	36	97	-	1	-
Commercial and industrial	200	71	27	42	22
Consumer and other	123	15	1	1	4
Total recoveries	359	183	47	44	26
Net charge-offs	(59)	(472)	(8,139)	(3,461)	(1,453)
Provision charged to operations	975	600	5,800	5,056	4,245
Allowance for loan and lease losses at end of year	$4,242	$3,326	$3,198	$5,537	$3,942

Ratio of net charge-offs to average loans	0.03%	0.33%	6.33%	2.33%	1.02%
Ratio of provision to average loans	0.42%	0.42%	4.51%	3.40%	2.98%

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

A key element of the Bank’s methodology is the previously discussed credit classification process.  The amount determined by management to be an appropriate level for the allowance is based on the Bank’s historical loss rate for each type of loan and risk grade, with adjustments made for certain qualitative factors such as current and expected economic conditions, trends in collateral values, the quality of the Bank’s loan review process, etc.  For loans identified as impaired under ASC 310-10-35, the allowance allocated to the loan is the deficiency, if any, in either the present value of expected cash flows from the loan or the fair value of the collateral, as compared to the Bank’s investment in the loan.  Each year the Bank engages an outside firm to perform periodically a review of the loan portfolio and to test the adequacy of the allowance for loan and lease losses.  In addition, loans are examined periodically by the Bank’s federal and state regulators.

Impaired loans are accounted for in accordance with ASC 310 using one of the three acceptable valuation techniques, including: 1) the present value of future cash flows, discounted at the loan’s effective interest rate; 2) the fair value of the collateral, if the loan is collateral dependent; or 3) the loan’s observable market price (seldom used).  As of December 31, 2012, some of the Company’s impaired loans were considered collateral dependent, so they are valued based on the fair value of the underlying collateral.  Third-party appraisals for specific properties are obtained based upon changes in the factors impacting market conditions.  They are also obtained whenever we believe the validity of the existing appraisal or valuation method is in question, due to the passage of time or changing market conditions.  Perceived collateral shortfalls in collateral dependent loans result in an immediate write down of the asset value (i.e., a charge-off of the perceived collateral shortfall).  Impaired loans that are not collateral dependent are valued using the present value of the expected future cash flows (i.e., expected loan or guarantee payments).  Based on these valuations, a specific allocation of the allowance is ascribed to each impaired loan.

The ratio of allowance for loan and lease losses to total loans (excluding loans held for sale) as of December 31, 2012 was 1.73%, as compared to 1.43% at December 31, 2011.

As part of the analysis of the allowance, the Bank assigns certain risk factors to unclassified loans in addition to the specific percentages used for classified loans.  The following tables summarize the allocation of the allowance for loan and lease losses by general loan types, based on collateral or security type, as used internally by the Bank as of the end of each of the past five years.

	December 31, 2012
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	Percent of Total Allowance
Unclassified loans:
Commercial	$29,308	11.9%	$596	14.1%
Agricultural	14,252	5.8%	287	6.8%
Leases	1,057	0.4%	14	0.3%
Municipal loans	2,347	1.0%	21	0.5%
Real estate	171,437	69.9%	1,441	33.9%
Construction	11,440	4.7%	321	7.6%
Consumer	1,077	0.4%	37	0.9%
Total unclassified loans	230,918	94.1%	2,717	64.1%
Classified loans:
Commercial	4,272	1.8%	831	19.6%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	9,544	3.9%	693	16.3%
Construction	555	0.2%	-	0.0%
Consumer	-	0.0%	-	0.0%
Total classified loans	14,371	5.9%	1,524	35.9%
Other economic factors			1	0.0%
Total loans and allowance	$245,289	100.0%	$4,242	100.0%

	December 31, 2011
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	Percent of Total Allowance
Unclassified loans:
Commercial	$23,322	10.0%	$356	10.7%
Agricultural	9,272	4.0%	24	0.7%
Leases	2,323	1.0%	17	0.5%
Municipal loans	2,393	1.0%	18	0.5%
Real estate	153,582	65.7%	990	29.8%
Construction	14,247	6.1%	157	4.7%
Consumer	2,018	0.9%	89	2.7%
Total unclassified loans	207,157	88.7%	1,651	49.6%
Classified loans:
Commercial	6,854	2.9%	983	29.6%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	15,883	6.8%	582	17.5%
Construction	3,775	1.6%	-	0.0%
Consumer	-	0.0%	-	0.0%
Total classified loans	26,512	11.3%	1,565	47.1%
Other economic factors			110	3.3%
Total loans and allowance	$233,669	100.0%	$3,326	100.0%

	December 31, 2010
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	Percent of Total Allowance
Unclassified loans:
Commercial	$16,699	13.9%	$881	27.5%
Agricultural	1,022	0.9%	32	1.0%
Leases	1,036	0.9%	10	0.3%
Municipal loans	2,987	2.5%	19	0.6%
Real estate	85,201	70.8%	1,106	34.6%
Construction	7,649	6.4%	80	2.5%
Consumer	1,482	1.2%	93	2.9%
Total unclassified loans	116,076	96.6%	2,221	69.4%
Classified loans:
Commercial	1,002	0.8%	108	3.4%
Agricultural	-	0.0%	-	0.0%
Leases	11	0.0%	2	0.1%
Municipal loans	-	0.0%	-	0.0%
Real estate	1,804	1.5%	260	8.1%
Construction	1,324	1.1%	450	14.1%
Consumer	9	0.0%	-	0.0%
Total classified loans	4,150	3.4%	820	25.7%
Other economic factors			157	4.9%
Total loans and allowance	$120,226	100.0%	$3,198	100.0%

	December 31, 2009
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	Percent of Total Allowance
Unclassified loans:
Commercial	$16,073	11.8%	$690	12.4%
Agricultural	750	0.5%	24	0.4%
Leases	1,335	1.0%	4	0.1%
Municipal loans	3,476	2.5%	27	0.5%
Real estate	76,568	56.1%	374	6.7%
Construction	5,296	3.9%	125	2.3%
Consumer	1,604	1.2%	93	1.7%
Total unclassified loans	105,102	77.0%	1,337	24.1%
Classified loans:
Commercial	3,560	2.6%	288	5.2%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	20,388	15.0%	3,260	58.9%
Construction	7,216	5.3%	122	2.2%
Consumer	144	0.1%	17	0.3%
Total classified loans	31,308	23.0%	3,687	66.6%
Other economic factors			513	9.3%
Total loans and allowance	$136,410	100.0%	$5,537	100.0%

	December 31, 2008
(dollars in thousands)	Loans	Percent of Total Loans	Allowance Allocation	Percent of Total Allowance
Unclassified loans:
Commercial	$22,252	14.5%	$860	21.8%
Agricultural	-	0.0%	-	0.0%
Leases	1,491	1.0%	14	0.4%
Municipal loans	2,729	1.8%	16	0.4%
Real estate	88,735	57.9%	719	18.2%
Construction	15,430	10.1%	200	5.1%
Consumer	3,723	2.4%	91	2.3%
Total unclassified loans	134,360	87.7%	1,900	48.2%
Classified loans:
Commercial	2,202	1.4%	454	11.5%
Agricultural	-	0.0%	-	0.0%
Leases	-	0.0%	-	0.0%
Municipal loans	-	0.0%	-	0.0%
Real estate	9,314	6.1%	337	8.5%
Construction	7,427	4.8%	1,057	26.9%
Consumer	8	0.0%	-	0.0%
Total classified loans	18,951	12.3%	1,848	46.9%
Other economic factors			194	4.9%
Total loans and allowance	$153,311	100.0%	$3,942	100.0%

Management and the board consider the allowance for loan and lease losses to be adequate to provide for probable and estimable losses in the loan portfolio, based on their analysis, trends and reviews of the portfolio. Although management uses all available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions.  In addition, federal and state regulators periodically review our allowance for loan and lease losses and may recommend additions based upon their evaluation of the portfolio at the time of their examination.  Accordingly, there can be no assurance that our allowance for loan and lease losses will be adequate to cover future loan losses or that significant additions to the allowance for loan and leases losses will not be required in the future.  Material additions to the allowance for loan and lease losses would decrease earnings and capital and would thereby reduce the Bank’s ability to pay dividends, among other adverse consequences.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $387.3 million as of December 31, 2012, and $410.6 million at December 31, 2011.  The $23.3 million decline followed a $237.3 million, or 137%, increase in 2011.  This large increase stemmed from the acquisition of Santa Lucia Bank in October 2011, which increased the Bank’s deposits by $220.1 million, including $74.9 million of non-interest bearing demand deposits, $13.8 million of interest-bearing checking accounts, $70.6 million of money market and savings deposits and $60.8 million of certificates of deposit.  Much of the Bank’s deposit growth since 2010 was in core deposits, namely interest -bearing and non-interest-bearing checking accounts and money market accounts.  Core deposits in 2012 totaled $284.8 million which was $23.4 million above 2011 and $191.9 million above December 31, 2010.

The Bank generally prices deposits competitively based on periodic interest rate surveys in the local market and against the treasury yield curve.  Deposit rates are then adjusted to ensure value to the customer, which is balanced with the funding needs of the Company and other balance sheet and profitability considerations.  The Net Interest Analysis and Rate/Volume Analysis earlier in this discussion contain information regarding the average rates paid on deposits for 2012 and 2011.

The Bank is a participant in the Certificate of Deposit Account Registry Service (“CDARS”) program.  This program permits the Bank’s customers to place their certificates of deposit at Mission Community Bank and have those deposits fully-insured by the FDIC.  The CDARS program acts as a clearinghouse, matching deposits from one institution in the CDARS network of approximately 3,000 banks with deposits in other network banks in increments of less than the $250 thousand FDIC insurance limit, so that funds a customer deposits with the Bank  remain on the Bank’s balance sheet.  The CDARS program became very attractive during the recent financial crisis that was most pronounced between 2008 and 2010 as local depositors sought out safety and liquidity.  As of December 31, 2012, the Bank had issued $30.3 million of certificates of deposit to local customers through the CDARS program, down from $47.2 million as of December 31, 2011.

The following table reflects the maturity distribution of certificates of deposit in the amounts of $100,000 or more as of December 31, 2012:

Maturities of Time Deposits of $100,000 or More
(Dollars in thousands)
Three months or less	$19,005
Three months to six months	12,857
Six months to one year	27,759
Over one year	13,437
Total time deposits of $100,000 or more	$73,058

Off-Balance-Sheet Financial Instruments

In the normal course of business, the Bank enters into financial commitments to customers, primarily to extend credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.  As of December 31, 2012, the Bank had outstanding commitments to extend credit totaling $41.1 million and standby letters of credit totaling approximately $2.4 million.  See Note N to the consolidated financial statements for additional information on off-balance-sheet commitments and contingencies.

The Bank has not entered into any off-balance-sheet derivative financial instruments as of December 31, 2012.

Liquidity Management

The objectives of our liquidity management are to ensure the ability of the Company to meet its financial commitments when contractually due and to respond to other demands for funds, such as the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers who may need assurance that sufficient funds will be available to meet their credit needs.

The Bank’s liquidity is managed through an Asset & Liability Committee, or ALCO, which is comprised of members of executive management who are responsible for managing balance sheet and off-balance sheet commitments to meet the needs of customers while achieving the Company’s financial objectives. The ALCO is overseen by the board of directors which is responsible for setting policies and guidelines that management must operate within. The board of directors meet regularly to review funding capacities, current and forecasted loan demand, and investment opportunities.

The Bank’s funding strategies reflect the maturity structures of its liabilities and the assets being funded.  The Bank manages its liquidity by maintaining pools of liquid assets on-balance sheet, consisting of cash and due from banks, interest-earning deposits in other financial institutions and unpledged investment securities available-for-sale which are our primary liquidity sources.

In order to meet liquidity requirements, the Bank endeavors to maintain appropriate liquidity ratios established in policies set by the board of directors.  While the Bank uses cash and cash equivalents and unpledged securities as the primary immediate sources of liquidity, it also has various lines of credit available. These include the ability to borrow from time to time on a long-term, short-term or overnight basis from the FHLB of San Francisco and other financial institutions. The maximum amount that we could borrow under our existing credit line with the FHLB is approximately 25% of total assets. Based on this limitation, and the loans and securities pledged at December 31, 2012, $96.4 million could be borrowed from FHLB if needed.  The Bank also has access to the Federal Reserve Bank of San Francisco’s “discount window”  to the extent that collateral is delivered to them.  The FHLB line of credit is secured by a blanket lien on certain qualifying loans in our portfolio as well as a portion of our available-for-sale investment securities.  There were no outstanding borrowing balances from either the FHLB or the FRB at December 31, 2012, which was the same at December 31, 2011.  In addition to these secured lines of credit, the Company also maintains an unsecured line of credit, subject to availability, of $4.0 million with a correspondent bank.  No balances were outstanding against this line at December 31, 2012 or in 2011.

Following is a summary of the Company’s contractual obligations extending beyond one year from December 31, 2012:

Long-Term Contractual Obligations
	Less than 1 year	1 thru 3 years	3 thru 5 years	More than 5 years	Total
	(Dollars in thousands)
Junior subordinated debentures, at face value	$-	$-	$-	$8,248	8,248
Operating leases	606	1,145	1,136	3,738	6,625
Capital leases	-	-	-	-	-
Purchase obligations	1,269	2,538	589	-	4,396
Other long-term liabilities	-	-	-	-	-
Total contractual obligations	$1,875	$3,683	$1,725	$11,986	$19,269

The Bancorp is a company separate and apart from the Bank and must provide for its own liquidity, as well as that of its non-bank subsidiary, Mission Asset Management, Inc.  As of December 31, 2012, the Bancorp had no borrowings other than the junior subordinated debentures reflected in the above table, and had approximately $1.6 million in unrestricted cash.  MAM had no borrowings as of December 31, 2011, but had $2.0 million in redeemable preferred stock.  Available cash at MAM totaled $0.5 million on that date.  See Note R to the consolidated financial statements for additional financial information regarding Bancorp.

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

Asset and Liability Management

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.  Even with perfectly matched re-pricing of assets and liabilities, risks remain in the form of prepayment of assets, and timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates.

Interest rate sensitivity gap analysis attempts to capture interest rate risk, which is attributable to the mismatching of interest rate sensitive assets and liabilities.  A positive cumulative gap would mean that over the indicated period our assets would be expected to re-price faster than our liabilities (an asset sensitive structure), and a negative gap would mean that our liabilities would likely re-price faster than our assets (liability sensitive).

The following Interest Rate Sensitivity table portrays a “static” gap analysis of the interest rate sensitivity of interest-earning assets and interest-bearing liabilities as of December 31, 2012.  For purposes of the table, an asset or liability is considered rate-sensitive in the first period when it is likely to be re-priced, matures within its contractual terms, or is expected to be prepaid.  For example, based on their contractual terms, loans may re-price or mature beyond one year, but our prepayment assumptions would indicate that a certain percentage of them would likely be paid off earlier.  That portion estimated to be paid off early would be shown in one of the columns to the left of its actual maturity.

Interest Sensitivity - Static Gap Analysis
December 31, 2012	Sensitive to Rate Changes Within
	3 Months	4 to 12 Months	1 to 4 Years	Over 4 Years	Non-Rate- Sensitive	Total
	(Dollars in thousands)
Earning Assets:
Loans, net of unearned income	$78,574	$47,998	$88,475	$29,443	$799	$245,289
Investment securities	16,110	30,346	45,380	34,187	1,799	127,822
Other earning assets	23,041	2,465	745	-	14,837	41,088
Non-interest-earning assets	-	-	-	-	21,008	21,008
Total assets	117,725	80,809	134,600	63,630	38,443	435,207

Interest-Bearing Liabilities:
Non-maturity interest-bearing deposits	15,650	46,950	76,885	14,589	-	154,074
Certificates of deposit	28,011	55,777	18,681	31	-	102,500
Borrowed funds	-	-	-	-	-	-
Junior subordinated debentures	5,604	-	-	-	-	5,604
Non-interest-bearing liabilities and equity	-	-	-	-	173,029	173,029
Total liabilities and equity	49,265	102,727	95,566	14,620	173,029	435,207

Interest rate sensitivity gap	$68,460	$(21,918)	$39,034	$49,010	$(134,586)	$-

Cumulative interest rate sensitivity gap	$68,460	$46,542	$85,576	$134,586	$-

Cumulative gap to total earning assets	16%	11%	20%	31%

The table shows that during the first twelve months of 2012, $199 million of the interest earning assets are expected to re-price, as well as $152 million of interest bearing liabilities, which would indicate an asset-sensitive structure over that one-year time period.  In general, this means that in a rising interest rate environment, with all other conditions remaining constant, net interest income would be expected to increase, and in a declining interest rate environment net interest income would be expected to decrease.

One should use caution if attempting to predict future levels of net interest income through the use of this type of static gap analysis, however.  Significant adjustments can be, and often are, made to the balance sheet in the short-term.  The actual impact of interest rate movements on net interest income often differs significantly from that implied by any gap measurement, depending on the direction and magnitude of the interest rate movements, the re-pricing characteristics of various on- and off-balance sheet instruments, as well as competitive pressures.  For example, many of the Bank’s loans are tied to the prime rate and adjust quickly when the Federal Reserve Board makes adjustments to the Federal Funds rate, which usually drives movements in the prime rate.  However, in a declining rate environment, as the Company experienced in 2008 and 2009, competitive pressures often keep deposit rates from dropping to the same degree and as quickly as loan rates.  On the other hand, in a rising rate environment customers may demand swift changes to deposit rates.

Also, changes in the mix of earning assets or liabilities can either increase or decrease the net interest margin without affecting this particular measure of interest rate sensitivity.  In addition, prepayments may have significant impact on our net interest margin.  Varying interest rate environments can create unexpected changes in prepayment activity as compared to prepayments assumed in the interest rate sensitivity  analysis.  These factors are not fully reflected in the gap analysis above and, as a result, the gap report may not provide a complete assessment of our interest rate risk.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively little investments in fixed assets or inventories.  Inflation has an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio.  Management believes that the impact of inflation on financial results depends on the Company’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary impact on performance.  Management has attempted to structure the mix of financial instruments and manage interest rate sensitivity in order to minimize the potential adverse effects of inflation or other economic forces on net interest income and, therefore, on earnings and capital.

Return on Equity and Assets

The following table shows the Company’s return (loss) on average assets and on average equity for past three years:

	2012	2011	2010
Return (Loss) on Average Assets	0.20%	(1.10)%	(1.52)%
Return (Loss) on Average Equity	2.61%	(9.03)%	(11.64)%

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable to the Company.

Item 8(b).  Financial Statements

MISSION COMMUNITY BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH
INDEPENDENT AUDITOR’S REPORT

December 31, 2012 and 2011

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED FINANCIAL STATEMENTS	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3 – F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Comprehensive Income (Loss)	F-6
Consolidated Statements of Changes in Shareholders’ Equity	F-7
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 – F-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Mission Community Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Mission Community Bancorp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Community Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Las Vegas, Nevada
March 27, 2013

Member of the RSM International network of independent accounting, tax and consulting firms.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

(in thousands, except share data)

	2012	2011
Assets

Cash and Due from Banks	$25,635	$61,621
Total Cash and Cash Equivalents	25,635	61,621

Certificates of Deposit in Other Banks	3,706	3,592
Investment Securities Available for Sale	127,822	128,310

Loans Held For Sale	1,548	3,720

Loans Held for Investment:
Commercial and Industrial	35,102	32,454
Agricultural	14,252	9,272
Construction and Land Development	11,995	17,447
Real Estate	179,778	166,435
Leases, Net of Unearned Income	1,057	2,323
Consumer	1,557	2,018
Total Loans	243,741	229,949

Allowance for Loan and Lease Losses	(4,242)	(3,326)
Net Loans	239,499	226,623

Federal Home Loan Bank Stock and Other Investments	6,822	3,926
Premises and Equipment	16,131	16,282
Other Real Estate Owned	818	5,220
Company-Owned Life Insurance	8,015	7,786
Core Deposit Intangible Asset, Net of Accumulated Amortization	2,765	3,170
Accrued Interest and Other Assets	2,446	3,062
Total Assets	$435,207	$463,312

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

(in thousands, except share data)

	2012	2011
Liabilities and Shareholders' Equity

Deposits:
Noninterest-Bearing Demand	$130,694	$105,105
Money Market, NOW and Savings	154,074	156,273
Time Deposits Under $100	29,442	42,475
Time Deposits $100 and Over	73,058	106,721
Total Deposits	387,268	410,574

Junior Subordinated Debt Securities	5,604	5,491
Accrued Interest and Other Liabilities	2,063	4,271
Warrant Liability	-	5,184
Total Liabilities	394,935	425,520

Commitments and Contingencies - Notes E and N

Mezzanine Financing - Note L:
Redeemable Bancorp-Issued Convertible Preferred Stock;
Series A and C in 2012; Series A, B and C in 2011;
Liquidation Value of $1,000 in 2012 and $1,205 in 2011	1,000	1,205
Redeemable Subsidiary-Issued Preferred Stock;
Liquidation Value of $2,000 in 2012 and $7,000 in 2011	2,000	7,000

Shareholders' Equity - Notes L and P:
Common Stock - No Par Value - Authorized 50,000,000 Shares;
Issued and Outstanding: 8,155,066 in 2012 and 7,755,066 in 2011	42,825	40,825
Additional Paid-In Capital	8,768	3,505
Accumulated Deficit	(16,122)	(16,438)
Accumulated Other Comprehensive Income	1,801	1,695
Total Shareholders' Equity	37,272	29,587
Liabilities and Shareholders' Equity	$435,207	$463,312

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2012 and 2011

(in thousands, except per share data)
	2012	2011
Interest Income
Interest and Fees on Loans	$16,258	$9,286
Interest on Investment Securities	2,572	1,968
Other Interest Income	105	62
Total Interest Income	18,935	11,316
Interest Expense
Interest on Money Market, NOW and Savings Deposits	281	395
Interest on Time Deposits	716	993
Other Interest Expense	324	152
Total Interest Expense	1,321	1,540
Net Interest Income	17,614	9,776
Provision for Loan and Lease Losses	975	600
Net Interest Income After Provision for Loan and Lease Losses	16,639	9,176
Non-Interest Income
Service Charges on Deposit Accounts	968	511
Gain on Sale of SBA-Guaranteed Loans	8	183
Net Gains (Losses) on Disposition of Loans Held for Sale	955	(69)
Loan Servicing Fees, Net of Amortization	154	99
Gain on Sale or Call of Available-For-Sale Securities	1,116	7
Loss or Writedown of Fixed Assets and Other Real Estate Owned	(496)	(238)
Grants and Awards	415	500
Change in Fair Value of Warrant Liability	68	1,932
Increase in Cash Surrender Value of Life Insurance	229	116
Other Income and Fees	394	230
Total Non-Interest Income	3,811	3,271
Non-Interest Expense
Salaries and Employee Benefits	9,759	7,636
Occupancy Expenses	1,705	1,740
Furniture and Equipment	748	704
Data Processing	2,280	1,360
Professional Fees	1,230	1,215
Marketing and Business Development	420	326
Office Supplies and Expenses	705	335
Insurance and Regulatory Assessments	623	481
Loan and Lease Expenses	294	278
Other Real Estate Expenses	260	269
Provision for Unfunded Loan Commitments	25	180
Amortization of Core Deposit Intangible Asset	405	67
Other Expenses	1,042	857
Total Non-Interest Expense	19,496	15,448
Income (Loss) Before Income Taxes	954	(3,001)
Income Tax Expense	66	6
Net Income (Loss)	$888	$(3,007)
Net Income (Loss) Attributable to Common Stock - Note O	$312	$(5,788)

Per Share Data (Note O):
Net Income (Loss) - Basic	$0.04	$(0.81)
Net Income (Loss) - Diluted	$0.04	$(0.81)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2012 and 2011

(in thousands)

	2012	2011

Net income (loss)	$888	$(3,007)

Other comprehensive income:
Unrealized gains arising during the period on available-for-sale securities, net of taxes of $-0-	1,222	2,244
Less reclassification adjustment for securities gains included in net income	(1,116)	(7)
Total other comprehensive income	106	2,237

Comprehensive income (loss)	$994	$(770)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2012 and 2011

(in thousands, except per share data)

	Preferred	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Stock	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total

Balance as of
December 31, 2010	$5,068	7,094,274	$37,825	$1,209	$(10,650)	$(542)	$32,910
Accretion of discount on subsidiary redeemable preferred stock and offering costs					(2,197)		(2,197)
Accretion of discount related to beneficial conversion feature of Series A and C preferred stock				118	(118)		-
Exercise of common stock warrants		660,792	3,000				3,000
Dividends declared:
TARP preferred stock					(286)		(286)
Subsidiary preferred stock					(180)		(180)
Net contribution from shareholder - Santa Lucia merger - Note U				906			906
Redemption of preferred stock:
TARP preferred stock	(5,068)						(5,068)
Stock-based compensation				142			142
Net loss					(3,007)		(3,007)
Other comprehensive income	-	-	-	-	-	2,237	2,237
Balance as of December 31, 2011, as previously reported	$-	7,755,066	$40,825	$2,375	$(16,438)	$1,695	$28,457
Adjustment to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	-	-	1,130	-	-	1,130
Balance as of January 1, 2012, as adjusted	$-	7,755,066	$40,825	$3,505	$ (16,438)	$1,695	$29,587
Exercise of common stock warrants		400,000	2,000				2,000
Cancellation of warrants accounted for as liabilities				5,116			5,116
Dividends declared on subsidiary-issued preferred stock					(572)		(572)
Stock-based compensation				147			147
Net income					888		888
Other comprehensive income	-	-	-	-	-	106	106
Balance as of December 31, 2012	$-	8,155,066	$42,825	$8,768	$(16,122)	$1,801	$37,272

The accompanying notes are an integral part of these consolidated financial statements.

MISSION COMMUNITY BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

(in thousands)

	2012	2011
Operating Activities:
Net income (loss)	$888	$(3,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	919	673
Amortization of premium on securities and loans, net	1,367	649
Amortization of core deposit intangible asset	405	67
Accretion of discount on assets acquired in merger	(2,899)	(768)
Amortization of discount on liabilities assumed in merger	(20)	19
Amortization of discount on TARP preferred stock	-	48
Provision for loan losses	975	600
Provision for losses on unfunded loan commitments	25	180
Stock-based compensation	147	142
(Gain) on sale or call of securities	(1,116)	(7)
(Gain) on extinguishment of debt	(62)	-
Change in the fair value of warrant liability	(68)	(1,932)
Loss or write-down of other real estate	463	113
Loss on disposal or abandonment of fixed assets	33	125
Gain on loan sales	(8)	(183)
Net (gains) losses on disposition of loans held for sale	(955)	69
Proceeds from loan sales	101	2,055
Loans originated for sale	-	(1,997)
Change in accruals for payroll and vacation	(366)	463
Increase in company owned life insurance	(229)	(116)
Other, net	(44)	402
Net Cash (Used In) Operating Activities	(444)	(2,405)
Investing Activities:
Net (increase) decrease in Federal Home Loan Bank stock and other investments	(2,897)	331
Placement of time deposits in other banks	(114)	(3,042)
Purchase of available-for-sale securities	(114,662)	(60,198)
Proceeds from maturities, calls and paydowns of available-for-sale securities	51,938	30,287
Proceeds from sales of available-for-sale securities	63,013	-
Net (increase) in loans held for investment	(16,679)	(4,529)
Net decrease in loans held for sale	6,148	11,394
Additional investments in other real estate owned	-	(111)
Proceeds from sale of other real estate owned	5,400	4,180
Proceeds from sale of fixed assets	21	-
Purchases of premises and equipment	(822)	(292)
Net Cash (Used In) Investing Activities	(8,654)	(21,980)
Financing Activities:
Cash and cash equivalents acquired in Santa Lucia merger	-	53,998
Net increase in demand deposits and savings accounts	23,390	9,206
Net (decrease) increase in time deposits	(46,563)	8,026
Net (decrease) in other borrowings	-	(349)
Proceeds from issuance of common stock	2,000	3,000
Proceeds from issuance of preferred stock and warrants, net of issuance costs	-	9,891
Redemption of Series B, subsidiary, and TARP preferred stock	(5,143)	(8,116)
Payment of dividends on preferred stock	(572)	(467)
Net Cash (Used In) Provided By Financing Activities	(26,888)	75,189
Net (Decrease) Increase in Cash and Cash Equivalents	(35,986)	50,804
Cash and cash equivalents at beginning of year	61,621	10,817
Cash and Cash Equivalents at End of Year	$25,635	$61,621

Supplemental disclosures of cash flow information:
Interest paid	$1,560	$1,556
Taxes paid	66	4
Supplemental schedule of non-cash investing activities:
Change in unrealized gains on available-for-sale securities	$106	$2,237
Real estate acquired by foreclosure	1,461	3,524
Non-cash assets acquired in Santa Lucia merger transaction	-	169,877
Liabilities assumed in Santa Lucia merger transaction	-	222,969
Net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger, as adjusted	1,130	906
Loans transferred from held for investment to held for sale	4,583	-
Supplemental schedule of non-cash financing activities:
Cancellation of warrants accounted for as liabilities	(5,116)	-

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

Reclassifications

Certain reclassifications have been made to prior year’s balances to conform to classifications used in 2012, with no impact to net loss or shareholders’ equity.

Nature of Operations

Mission Community Bancorp
Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act, with no significant operations other than its investment in all of the outstanding common stock of the Bank and MAM.  Bancorp’s principal source of income is earnings from the Bank.

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

Mission Asset Management, Inc.
MAM was established to facilitate the orderly sale or resolution of certain foreclosed real estate and lower-quality loans.  To that end, in 2010 the Bank reclassified $22.4 million of lower-quality loans (including $10.3 million of nonaccrual loans) to “held for sale,” writing down the value of those loans to $16.9 million through charge-offs to the allowance for loan and lease losses.  Those loans, along with $1.0 million of other real estate, were sold from the Bank to MAM at the aggregate $17.9 million fair value.  On the consolidated balance sheets of Bancorp, these assets are included in loans held for sale and other real estate owned.  In 2012 an additional $4.6 million of loans were sold from the Bank to MAM.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mission Community Development Corporation
MCDC is a community development corporation that provides financing and services loans for small businesses and projects in low- to moderate-income areas.  The Board of Directors of MCDC consists of certain members of the Board of Directors of the Company. Operations of MCDC were not material for the years ended December 31, 2012 or 2011.

Segment Information

Management and the Board of Directors evaluate and manage the operations and financial performance on a Company-wide basis.  Accordingly, all financial services operations are considered by management to be a single operating segment.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates particularly susceptible to change in the near term relate to the allowance for loan and lease losses, estimated cash flows on acquired loans and the valuation allowance for deferred tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from other banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank of San Francisco (“FRB”).  The Bank was in compliance with this requirement, with the minimum being $562,000 as of December 31, 2012.

The Company maintains amounts due from other banks which may, from time to time, exceed federally insured limits.  The Company has not experienced any losses in such accounts and as of December 31, 2012, none of these accounts exceeded the $250,000 FDIC insurance limit.

Investment Securities

Securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts.

Investments classified as neither trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value.  Unrealized gains or losses on available-for-sale securities are excluded from net income (loss) and reported as a separate component of other comprehensive income (loss), which is included in shareholders’ equity.  Interest income is recognized when earned and premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses on sales of securities are recorded using the specific identification method.  None of the Company’s investment securities were classified as either held-to-maturity or trading as of December 31, 2012 or 2011.

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

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings. These restructured ‘workout’ loans typically present an elevated level of credit risk, as the borrowers are not able to perform according to the original contractual terms.  Both non-accrual loans and troubled debt restructurings are generally considered to be impaired.  Impairment is measured based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The change in the amount of impairment, including the change in the present value of impaired loans attributable to the passage of time, is reported as either an increase or decrease in the provision for loan and lease losses that otherwise would be reported.

Loans Held for Sale, Loan Sales and Servicing

Included in the portfolio are loans which are 50% to 90% guaranteed by the SBA.  SBA loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value.  The guaranteed portion of these loans may be sold, with the Company retaining the unguaranteed portion.

The Company has adopted accounting standards issued by the Financial Accounting Standards Board (“FASB”) that provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under these standards, after a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Servicing rights acquired through 1) a purchase or 2) the origination of loans which are sold or securitized with servicing rights retained are recognized as separate assets or liabilities.  Servicing assets or liabilities are recorded at the difference between the contractual servicing fees and adequate compensation for performing the servicing, and are subsequently amortized in proportion to and over the period of the related net servicing income or expense.  Servicing assets are periodically evaluated for impairment.  Fair values are estimated using discounted cash flows based on current market interest rates.  For purposes of measuring impairment, servicing assets are stratified based on note rate and term.  The amount of impairment recognized, if any, is the amount by which the servicing assets for a stratum exceed their fair value.

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

At December 31, 2012 and 2011 the Company was servicing $27.1 million and $48.9 million, respectively, in loans previously sold or participated.  The Company has recorded servicing assets related to these sold loans of approximately $59,000 and $111,000 at December 31, 2012 and 2011, respectively.  In calculating the gain on sale of SBA loans and the related servicing asset, the Company used the following assumptions for sales recorded in 2012:

Discount Rate	6.25%
Estimated Life (months)	48

These assumptions are significant determinants on the value ascribed to the servicing asset.  Following is a summary of the changes in the balance of the SBA loan servicing asset for 2012 and 2011:

(in thousands)	2012	2011

Balance at Beginning of Year	$111	$201
Additions to the Asset	5	30
Less amortization	(57)	(120)
Balance at End of Year	$59	$111

The estimated fair value of the servicing assets approximated the carrying amount at December 31, 2012 and 2011.  These assets are included in accrued interest and other assets in the consolidated balance sheets.  Amortization of these assets is netted against loan servicing fees in the consolidated statements of operations.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank Stock and Other Investments

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

In 2012 the Bank entered into an investment in a Delaware limited partnership, MIMS-1, L.P. (“MIMS-1”), which was organized for the primary purpose of investing, reinvesting, and trading in private label and agency mortgage-backed and asset-backed securities.  The investment objective of MIMS-1 is to seek a high total return, consisting of both current income and capital gains.  The general partner of MIMS-1 is Manhattan Investment Management Services, Inc. (“MIMS”), an indirect wholly owned subsidiary of Manhattan Capital Management, Inc. (“MCM”), which is an affiliate of the Company and the Bank.  The Bank became a limited partner of MIMS-1 on September 1, 2012, with an initial investment of $3,000,000, which is carried using the equity method of accounting.  The partnership is currently scheduled to be dissolved on July 31, 2014.  As of December 31, 2012, the Bank’s investment in MIMS-1 totaled $3,100,000, which represents a 9.1% ownership interest of MIMS-1.

Premises and Equipment

Land is carried at cost.  Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which range from three to ten years for furniture and fixtures and up to forty years for buildings.  Buildings acquired in the Santa Lucia Bank transaction (see Note U) are being depreciated over an estimated remaining life of 25 years.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Other Real Estate Owned

Real estate acquired by foreclosure or deed in lieu of foreclosure is recorded at fair value on the date of foreclosure, less estimated costs to sell, establishing a new cost basis by a charge to the allowance for loan and lease losses, if necessary.  Other real estate owned is carried at the lower of the Company’s cost basis or fair value, less estimated costs to sell.  Fair value is based on current appraisals, adjusted for estimated selling costs and as additional information becomes available or as events warrant.  Any subsequent write-downs are charged against non-interest income and may be recognized as a valuation allowance.  Operating expenses of such properties, net of related income, and gains and losses on their disposition are included in other operating expenses.  Other real estate held by the Company at December 31, 2012 and 2011, totaled $818,000 and $5,220,000, respectively, and was recorded net of $490,000 and $539,000 in valuation adjustments, respectively.

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

Advertising

Advertising costs are expensed as incurred.

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

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Any interest and penalties related to uncertain tax positions would be recorded as part of income tax expense.  No such interest or penalties were incurred in 2012 or 2011.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding for the period.  Dividends on, and accretion of the liquidation value of, preferred stock are adjustments to net income (loss) to arrive at net income (loss) attributable to common shareholders.  Diluted EPS reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.  The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.  However, diluted EPS is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

The Company’s earnings per share are calculated on the two-class method, whereby earnings are attributed to the common and preferred shares as if all income is distributed to the common and preferred shareholders.  No losses are attributed to the preferred stock.

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

See Note S for more information and disclosures relating to the Company’s fair value measurements.

Adoption of New Accounting Standards

Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance within Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income.”  The amendments in ASU 2011-05 to Topic 220, Comprehensive Income, allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

Offsetting Assets and Liabilities
In January 2013, the FASB issued guidance within ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.”  The amendments in ASU 2013-01 to Topic 210, Balance Sheet, clarify that the scope of ASU 2011-11 “Disclosures about Offsetting Assets and Liabilities,” would apply to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse agreements, and securities borrowing and securities lending transactions that are either offset or subject to a master netting arrangement.  The amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows.

Reclassifications Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued guidance within ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and 2011-12.  The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows and will only impact the presentation of other comprehensive income in the consolidated financial statements.

NOTE B - INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets as available for sale.  The amortized cost of securities and their approximate fair values at December 31, 2012 and 2011, were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities Available-for-Sale:

December 31, 2012:
U.S. Government agencies	$30,007	$589	$(7)	$30,589
Residential mortgage-backed securities	60,550	1,159	(49)	61,660
Municipal securities	19,247	132	(106)	19,273
Corporate debt securities	3,015	2	(21)	2,996
Asset-backed securities	13,202	112	(10)	13,304
	$126,021	$1,994	$(193)	$127,822

December 31, 2011:
U.S. Government agencies	$26,098	$331	$(12)	$26,417
Residential mortgage-backed securities	88,209	1,122	(38)	89,293
Municipal securities	4,820	239	(2)	5,057
Corporate debt securities	2,059	-	(4)	2,055
Asset-backed securities	5,429	79	(20)	5,488
	$126,615	$1,771	$(76)	$128,310

The scheduled maturities of investment securities at December 31, 2012, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

	Available-for-Sale Securities
(in thousands)	Amortized Cost	Fair Value

Within one year	$6,421	$6,434
Due in one year to five years	21,956	21,920
Due in five years to ten years	34,300	34,782
Due in greater than ten years	63,344	64,686
	$126,021	$127,822

NOTE B - INVESTMENT SECURITIES – Continued

Included in accumulated other comprehensive income at December 31, 2012 and 2011 were net unrealized gains on investment securities available-for-sale of $1,801,000 and $1,695,000, respectively.  No deduction was made for income taxes on net unrealized gains as of December 31, 2012 or 2011.  During 2012 the Bank sold $63,058,000 of investment securities for gross gains of $1,118,000 and gross losses of $(2,000).  No investment securities were sold in 2011.

Investment securities in a temporary unrealized loss position as of December 31, 2012 and 2011 are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2012:
U.S. Government agencies	$3,005	$7	$-	$-	$3,005	$7
Residential mortgage-backed securities	7,605	49	-	-	7,605	49
Municipal securities	12,168	106	-	-	12,168	106
Corporate debt securities	1,979	21	-	-	1,979	21
Asset-backed securities	3,174	10	-	-	3,174	10
	$27,931	$193	$-	$-	$27,931	$193

December 31, 2011:
U.S. Government agencies	$2,082	$12	$-	$-	$2,082	$12
Residential mortgage-backed securities	9,731	38	-	-	9,731	38
Municipal securities	240	2	-	-	240	2
Corporate debt securities	1,055	4	-	-	1,055	4
Asset-backed securities	1,585	20	-	-	1,585	20
	$14,693	$76	$-	$-	$14,693	$76

As of December 31, 2012, the Company held 44 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of December 31, 2012 or 2011.  The unrealized losses relate principally to changes in market interest rate conditions.  None of the Bank’s securities has exhibited a decline in value as a result of changes in credit risk and all continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of December 31, 2012, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of December 31, 2012 are other than temporarily impaired.

Investments securities carried at $10,505,000 and $10,686,000 as of December 31, 2012 and 2011, respectively, were pledged to secure public deposits, as required by law.  Securities carried at $15,153,000 and $21,156,000 as of December 31, 2012 and 2011, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco, as described in Note G.  Securities carried at $2,012,000 as of December 31, 2012, were pledged to secure potential intra-day overdrafts at the FRB.  No securities were pledged to the FRB as of December 31, 2011.

NOTE C – LOANS

The Bank’s loan portfolio consists primarily of loans to borrowers within the Central Coast area of California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank’s market area and, as a result, the Bank’s loan and collateral portfolios are concentrated in those industries and in that geographic area.  As of December 31, 2012, 64% of the loan portfolio (68% as of December 31, 2011) was secured by commercial real estate (including construction and land development loans as well as loans secured by non-farm, non-residential and multi-family residential properties).  Under guidelines for commercial real estate (“CRE”) lending issued by the bank regulatory agencies in 2006, which generally excludes owner-occupied properties from the definition of commercial real estate, CRE loans represented 35% of the loan portfolio as of December 31, 2012, and 38% as of December 31, 2011.

Included in total loans are deferred loan origination fees (net of deferred loan origination costs) of $66,000 and $(6,000) at December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, loans totaling $218,802,000 and $98,111,000, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, as described in Note G.

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

(in thousands)	2012	2011

Balance at Beginning of Year	$3,326	$3,198
Provision for Loan and Lease Losses Charged to Expense	975	600
Loans Charged Off	(418)	(655)
Recoveries on Loans Previously Charged Off	359	183
Balance at End of Year	$4,242	$3,326

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

Changes in the allowance for loan and lease losses for the years ended December 31, 2012 and 2011, are shown below disaggregated by portfolio segment:

(in thousands) Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off:	Balance at End of Year

	Year Ended December 31, 2012
Construction and land development	$158	$163	$-	$-	$321
Commercial real estate - owner-occupied	252	181	-	30	463
Commercial real estate - non-owner-occupied	676	54	-	-	730
Residential real estate	640	483	(223)	6	906
All other real estate loans	4	31	-	-	35
Commercial and industrial loans	1,362	323	(150)	200	1,735
Consumer and all other loans and lease financing	124	(151)	(45)	123	51
Unallocated	110	(109)	-	-	1
Totals	$3,326	$975	$(418)	$359	$4,242

	Year Ended December 31, 2011
Construction and land development	$531	$(373)	$-	$-	$158
Commercial real estate - owner-occupied	164	86	(21)	23	252
Commercial real estate - non-owner-occupied	697	94	(130)	15	676
Residential real estate	501	251	(171)	59	640
All other real estate loans	4	-	-	-	4
Commercial and industrial loans	1,021	560	(290)	71	1,362
Consumer and all other loans and lease financing	124	28	(43)	15	124
Unallocated	156	(46)	-	-	110
Totals	$3,198	$600	$(655)	$183	$3,326

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table shows the Bank’s loan portfolio (excluding loans held for sale) allocated by management’s internal risk ratings as of the dates indicated:

(in thousands)	Risk Ratings
	Pass	Special Mention	Substandard	Doubtful	Total Loans
As of December 31, 2012:
Construction and land development	$11,440	$-	$555	$-	$11,995
Commercial real estate - owner-occupied	65,132	-	5,896	-	71,028
Commercial real estate - non-owner-occupied	66,799	1,396	1,166	-	69,361
Residential real estate	28,588	-	2,268	185	31,041
All other real estate	8,319	-	29	-	8,348
Commercial and industrial	44,921	161	4,272	-	49,354
Consumer and all other loans and lease financing	2,614	-	-	-	2,614
Total Loans	$227,813	$1,557	$14,186	$185	$243,741

As of December 31, 2011:
Construction and land development	$14,090	$157	$3,200	$-	$17,447
Commercial real estate - owner-occupied	68,936	-	4,529	-	73,465
Commercial real estate - non-owner-occupied	49,149	5,154	5,106	-	59,409
Residential real estate	27,819	491	3,218	-	31,528
All other real estate	1,895	138	-	-	2,033
Commercial and industrial	34,622	250	6,766	88	41,726
Consumer and all other loans and lease financing	4,341	-	-	-	4,341
Total Loans	$200,852	$6,190	$22,819	$88	$229,949

During 2010 the Bank reclassified $22,413,000 of loans with risk ratings of substandard or doubtful to “held for sale,” adjusting the carrying value of those loans by $5,488,000, to reflect their approximate fair values, through charge-offs to the allowance for loan losses.  Those loans were sold from the Bank to MAM following the adjustment to fair value.  As of December 31, 2012 and 2011, loans held for sale totaled $1,548,000 and $3,720,000, respectively.  Loans held for sale as of December 31, 2012 and 2011, included $785,000 and $1,997,000, respectively, of impaired loans.

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table shows information related to loans held for investment and the allowance for loan and lease losses as of and for the years ended December 31, 2012 and 2011:

(in thousands)	Construction	Commercial Real Estate				Commercial	Consumer and All Other
	and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$385	$686	$749	$894	$29	$1,354	$-		$4,097
Impaired Loans With No Allowance Recorded	170	1,599	-	-	-	1,298	-		3,067
Total Loans Individually Evaluated For Impairment	555	2,285	749	894	29	2,652	-		7,164
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	2,455	16,906	11,554	4,534	-	967	179		36,595
Total Loans Held for Investment	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614		$243,741
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$404	$731	$763	$899	$30	$2,040	$-		$4,867
Impaired Loans With No Allowance Recorded	177	1,745	-	-	-	1,427	-		3,349
Total Loans Individually Evaluated For Impairment	581	2,476	763	899	30	3,467	-		8,216
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	6,264	18,575	13,184	6,468	-	2,489	183		47,163
Total Loans Held for Investment	$15,830	$72,888	$71,005	$32,980	$8,349	$51,691	$2,618		$255,361
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$103	$53	$66	$324	$2	$683	$-		$1,231
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	103	53	66	324	2	683	-		1,231
Loans Collectively Evaluated For Impairment	218	410	664	582	33	1,052	51	$1	3,011
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$321	$463	$730	$906	$35	$1,735	$51	$1	$4,242

For the Year Ended December 31, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$198	$655	$303	$291	$6	$791	$-		$2,244
Impaired Loans With No Allowance Recorded	533	1,378	109	782	-	1,425	-		4,227
Total Loans Individually Evaluated For Impairment	$731	$2,033	$412	$1,073	$6	$2,216	$-		$6,471
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$10	$-	$-	$-		$10
Impaired Loans With No Allowance Recorded	-	-	1	-	-	-	-		1
Total Loans Individually Evaluated For Impairment	$-	$-	$1	$10	$-	$-	$-		$11

Loans Held for Investment as of December 31, 2011:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$-	$-	$396	$-		$396
Impaired Loans With No Allowance Recorded	-	1,028	-	-	-	423	-		1,451
Total Loans Individually Evaluated For Impairment	-	1,028	-	-	-	819	-		1,847
Loans Collectively Evaluated For Impairment	11,776	58,017	42,416	27,250	2,033	36,987	4,154		182,633
Loans Acquired With Deteriorated Credit Quality	5,671	14,420	16,993	4,278	-	3,920	187		45,469
Total Loans Held for Investment	$17,447	$73,465	$59,409	$31,528	$2,033	$41,726	$4,341		$229,949
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$443	$-		$443
Impaired Loans With No Allowance Recorded	-	1,045	-	-	-	518	-		1,563
Total Loans Individually Evaluated For Impairment	-	1,045	-	-	-	961	-		2,006
Loans Collectively Evaluated For Impairment	11,776	58,017	42,416	27,250	2,033	36,987	4,154		182,633
Loans Acquired With Deteriorated Credit Quality	9,981	16,350	18,954	5,129	-	6,132	191		56,737
Total Loans Held for Investment	$21,757	$75,412	$61,370	$32,379	$2,033	$44,080	$4,345		$241,376
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$81	$-		$81
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	-	-	81	-		81
Loans Collectively Evaluated For Impairment	157	253	675	640	4	1,282	124	$110	3,245
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$157	$253	$675	$640	$4	$1,363	$124	$110	$3,326

For the Year Ended December 31, 2011:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$224	$-		$224
Impaired Loans With No Allowance Recorded	-	1,011	-	-	-	341	-		1,352
Total Loans Individually Evaluated For Impairment	$-	$1,011	$-	$-	$-	$565	$-		$1,576
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) by delinquency status as of the dates indicated:

(in thousands)	Construction	Commercial Real Estate				Commercial	Consumer and All Other
	and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	and Industrial	Loans and Leases	Total Loans

As of December 31, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$55	$-	$325	$-	$620	$69	$1,069
60-89 Days	-	916	-	-	-	44	-	960
90+ Days	-	820	-	343	-	227	-	1,390
Total Past Due	-	1,791	-	668	-	891	69	3,419
Loans in Current Payment Status	11,995	69,237	69,361	30,373	8,348	48,463	2,545	240,322
Total Loans	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614	$243,741

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Loans in Non-accrual Status	555	3,779	845	842	29	3,018	-	9,068

As of December 31, 2011:
Recorded Balance of Loans Past Due:
30-59 Days	$492	$594	$-	$-	$-	$549	$-	$1,635
60-89 Days	-	-	-	423	-	220	-	643
90+ Days	1,164	1,007	-	-	-	552	-	2,723
Total Past Due	1,656	1,601	-	423	-	1,321	-	5,001
Loans in Current Payment Status	15,791	71,864	59,409	31,105	2,033	40,405	4,341	224,948
Total Loans	$17,447	$73,465	$59,409	$31,528	$2,033	$41,726	$4,341	$229,949

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Loans in Non-accrual Status	1,872	1,392	112	1,149	-	2,032	-	6,557

1 Includes pooled loans acquired with deteriorated credit quality. Management evaluates estimated cash flows subsequent to acquisition. If cash flows have not decreased, the pooled acquired loans remain in performing status.

Included in impaired loans are troubled debt restructurings. A troubled debt restructuring is a formal restructure of a loan where the Bank, for economic reasons related to the borrower’s financial difficulties, grants a concession to the borrower. Such concessions may be granted in various forms, including reduction in the standard interest rate, reduction in the loan balance or accrued interest, and extension of the maturity date.  Thirteen troubled debt restructurings totaling $2,747,000 were effected 2012 and one for $7,000 in 2011.  No troubled debt restructurings were in accruing status and 30 or more days past due as of December 31, 2012 or 2011.  The Bank has no commitments to lend additional funds under loans classified as troubled debt restructurings as of December 31, 2012.

NOTE D – CREDIT QUALITY AND THE ALLOWANCE FOR LOAN AND LEASE LOSSES - Continued

The following table presents information regarding the contractually required payments receivable, cash flows expected to be collected, and the estimated fair value of loans acquired in the Santa Lucia Bank merger (see Note U), as of October 21, 2011, the closing date for that transaction:

Loans Acquired in Santa Lucia Bank Merger				Consumer and All
(in thousands)	Construction and Land	Real Estate	Commercial and Industrial	Other Loans and Leases	Total Loans Acquired
Contractually required payments (principal and interest):
Loans With Credit Deterioration Since Origination	$11,041	$48,793	$6,913	$227	$66,974
Purchased Non-Credit-Impaired Loans	3,555	76,982	16,028	1,255	97,820
Total Loans Acquired	$14,596	$125,775	$22,941	$1,482	$164,794
Cash flows expected to be collected (principal and interest):
Loans With Credit Deterioration Since Origination	$6,514	$44,444	$4,609	$220	$55,787
Purchased Non-Credit-Impaired Loans	3,323	72,015	15,210	1,205	91,753
Total Loans Acquired	$9,837	$116,459	$19,819	$1,425	$147,540
Fair value of loans acquired:
Loans With Credit Deterioration Since Origination	$5,920	$37,437	$4,040	$188	$47,585
Purchased Non-Credit-Impaired Loans	3,088	56,826	13,812	1,063	74,789
Total Loans Acquired	$9,008	$94,263	$17,852	$1,251	$122,374

These amounts were determined based on the estimated remaining life of the underlying loans, which include the effects of estimated prepayments.

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

(in thousands)	2012	2011
Balance at Beginning of Year	$3,289	$-
Additions as a Result of the Santa Lucia Bank Merger	-	3,579
Measurement Period Adustments to Santa Lucia Bank Fair Values	(428)	-
Accretion to Interest Income	(1,221)	(290)
Loans Reclassified to Held for Sale	(355)	-
Loans Charged Off	-	-
Transfers from Non-Accretable Discount to Accretable	449	-
Balance at End of Year	$1,734	$3,289

NOTE E - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED

A summary of premises and equipment as of December 31 follows (in thousands):

	2012	2011

Land	$4,986	$4,986
Buildings	9,554	9,462
Leasehold Improvements	722	814
Furniture, Fixtures, and Equipment	4,967	4,531
	20,229	19,793
Accumulated Depreciation and Amortization	(4,098)	(3,511)
Net Premises and Equipment	$16,131	$16,282

The Bank has entered into operating leases for certain of its branches and operating facilities, which expire at various dates through 2024.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.  Rental expense relating to these leases was $651,000 in 2012 (including $18,000 in lease termination expenses) and $1,101,000 in 2011 (including lease termination expenses of $266,000).

At December 31, 2012, the approximate future minimum annual expense under these leases for the next five years is as follows:

(in thousands)
2013	$606
2014	577
2015	568
2016	568
2017	568
Later years	3,738
$6,625

Included in the above table are obligations under a 15-year lease for an administrative office in San Luis Obispo, California.  Currently the lease provides for monthly rentals of $41,563 per month.

The minimum rental payments shown above are given for the existing lease obligations only and do not represent a forecast of future rents.  Future increases in rent are not included unless the increases are scheduled and currently determinable.

NOTE E - PREMISES AND EQUIPMENT AND OTHER REAL ESTATE OWNED - Continued

Following is a summary of the changes in the balance of other real estate owned for 2012 and 2011 (in thousands):

	2012	2011

Balance at Beginning of Year	$5,220	$3,137
Other Real Estate Acquired by Foreclosure	1,461	3,524
Other Real Estate Acquired in Santa Lucia Merger - Note U	-	2,741
Additional Investments in Other Real Estate	-	111
Sales of Other Real Estate	(5,400)	(4,180)
Net Losses and Write-downs of Other Real Estate	(463)	(113)
Balance at End of Year	$818	$5,220

NOTE F - DEPOSITS

At December 31, 2012, the scheduled maturities of time deposits are as follows (in thousands):

Due in One Year	$83,747
Due in One to Two Years	11,823
Due in Two to Three Years	6,792
Due in Three to Five Years	138
$102,500

The Bank issued $32,293,000 of brokered deposits as of December 31, 2012, 100% of which were fully-insured reciprocal brokered deposits issued through either the Certificate of Deposit Account Registry Service (“CDARS”) program or the Insured Cash Sweep (“ICS”) program of the Promontory Interfinancial Network.  One of the Bank’s customers comprised $27.1 million, or 7.0%, of the Bank’s total deposits as of December 31, 2012, including $24.9 million, or 77.1% of the total CDARS deposits.

NOTE G - OTHER BORROWINGS AND POTENTIAL BORROWINGS

As of December 31, 2012, loans of approximately $218,802,000 and securities of approximately $15,153,000 were pledged to the FHLB to secure potential borrowings.  Utilizing that collateral, the Bank had the capability to borrow up to $96.4 million from the FHLB.  The Bank utilizes this FHLB borrowing facility from time to time as a source of off-balance-sheet liquidity, although no such borrowings were outstanding as of December 31, 2012 or 2011.

The Bank also has a $4.0 million unsecured borrowing line with a correspondent bank.  As of December 31, 2012, there was no balance outstanding on this line.

As of December 31, 2012, the Bank also had access to the FRB’s “Discount Window,” to the extent that collateral is delivered to them, for additional secured borrowing should the need arise.  No securities were pledged to secure those potential borrowings as of that date.

NOTE H - JUNIOR SUBORDINATED DEBT SECURITIES

On October 14, 2003, the Company issued $3,093,000 of junior subordinated debt securities (the “debt securities”) to Mission Community Capital Trust, a statutory trust created under the laws of the State of Delaware.  These debt securities are subordinated to effectively all borrowings of the Company and are due and payable on October 7, 2033.  Interest is payable quarterly on these debt securities at 3-month LIBOR plus 2.95%, for an effective rate of 3.29% as of December 31, 2012.  The debt securities can be redeemed at par.

On October 21, 2011 the Company assumed an obligation of Santa Lucia Bancorp (“SL Bancorp”) under an Indenture dated as of April 28, 2006 by and between SL Bancorp and Wells Fargo, National Association, as trustee (the “Indenture”)(the “Debt Assumption”).  The Debt Assumption was undertaken in connection with the merger transactions described in Note U.  Pursuant to the Indenture an aggregate of $5,155,000 in Junior Subordinated Debt Securities due July 7, 2036 (the “Debt Securities”) were issued by SL Bancorp to Santa Lucia Bancorp (CA) Statutory Trust on April 28, 2006.  The Debt Securities require quarterly distributions and bear interest at a variable rate which resets quarterly at 3-month LIBOR plus 1.48%, for an effective rate of 1.82% as of December 31, 2012.  The Debt Securities are redeemable, in whole or in part, without penalty.  The Debt Securities were recorded on the date of acquisition at fair value of $2.38 million.  The related discount is being amortized to interest expense over the remaining life of the instrument (see Note U).

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

The Federal Reserve Board’s current rules provide that subordinated notes payable to unconsolidated special purpose entities (“SPE’s”) such as Mission Community Capital Trust and Santa Lucia Bancorp (CA) Statutory Trust, net of the bank holding company’s investment in the SPE’s, qualify as Tier 1 Capital, subject to certain limits.

NOTE I - INCOME TAXES

The income tax expense for the years ended December 31, 2012 and 2011 is comprised of the following:

(in thousands)	2012	2011

Current Taxes:
Federal	$51	$-
State	15	6
	66	6
Deferred Taxes	-	-
Income Tax Expense	$66	$6

NOTE I - INCOME TAXES - Continued

A comparison of the federal statutory income tax rates to the Company’s effective income tax rate follows:

	2012		2011
(in thousands)	Amount	Rate	Amount	Rate

Federal Tax Rate	$324	34.0%	$(1,020)	34.0%
California Franchise Taxes, Net of Federal Tax Benefit	15	1.6%	(358)	11.9%
Alternative Minimum Tax	51	5.3%	-	-
Change in Fair Value of Warrant Liability	(23)	(2.4)%	(657)	21.9%
Change in Valuation Allowance for
Deferred Tax Assets (excluding securities available for sale and acquisition effects)	(128)	(13.4)%	2,124	(70.8)%
Interest on Municipal Securities and Loans	(113)	(11.9)%	(94)	3.1%
Increase in Cash Surrender Value of Company-Owned Life Insurance	(78)	(8.2)%	(39)	1.3%
Other Items - Net	18	1.9%	50	(1.6)%
Income Tax Expense	$66	6.9%	$6	(0.2)%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.

NOTE I - INCOME TAXES - Continued

The following is a summary of the components of the net deferred tax asset (liability) accounts recognized in the accompanying consolidated balance sheets:

(in thousands)	2012	2011

Deferred Tax Assets:
Allowance for Loan Losses Due to Tax Limitations	$94	$258
Reserve for Impaired Security	111	114
Other Real Estate Owned	189	357
Interest on Non-Accrual Loans	10	9
Net Operating Loss Carryforwards	8,855	8,936
Charitable Contribution Carryforwards	42	137
Accrued Expenses	280	365
Deposits	927	1,057
Other	208	119
Deferred Tax Assets Before Valuation Allowance	10,716	11,352

Deferred Tax Valuation Allowance	(7,978)	(8,464)
Total Deferred Tax Assets	2,738	2,888
Deferred Tax Liabilities:
Deferred Loan Costs	(226)	(155)
Core deposit intangible asset	(209)	(369)
Junior subordinated debentures	(1,088)	(1,062)
Depreciation Differences	(209)	(233)
Unrealized Gain on Available-for-Sale Securities	(741)	(695)
BEA Award Deferred for Tax Purposes	(221)	(312)
Other	(44)	(62)
Total Deferred Tax Liabilities	(2,738)	(2,888)
Net Deferred Tax Assets	$-	$-

The valuation allowance was established because of the Company’s ongoing operating losses and cumulative deficit position.  The Company has net operating loss (“NOL”) carry forwards of approximately $21,373,000 for federal income and $22,197,000 for California franchise tax purposes, which can be utilized to offset future taxable income.  The federal and California net operating loss carry forwards, to the extent not used, will expire from 2028 through 2031.  In connection with the 2010 common stock purchase transactions described in Note L, the Company had an “ownership change” as defined under Internal Revenue Code Section 382.  Under Section 382, which has also been adopted under California law, if there is more than a 50 percentage point change in the ownership of the Company during any three-year period, then the future use of any pre-change net operating losses or built-in losses of the Company may be subject to an annual limitation based on the value of the Company at the ownership change date.  The ownership change did not reduce the aggregate NOL for federal and state tax purposes.  However, the annual usable NOL going forward is limited to approximately $671,000 per year for losses incurred prior to the ownership change.

NOTE I - INCOME TAXES - Continued

As of December 31, 2012, tax years for 2008 through 2012 remain open to audit by the Internal Revenue Service and by the California Franchise Tax Board.  In the opinion of management, all significant tax positions taken, or expected to be taken, by the Company in any open tax year would more likely than not be sustained upon examination by the tax authorities.

NOTE J - STOCK OPTION PLANS

The Company adopted in 1998 a stock option plan under which 180,000 shares of the Company’s common stock were authorized to be issued and 175,266 options were granted, net of forfeitures.  The 1998 Plan has been terminated with respect to the granting of future options under the Plan.  In 2008 the Company adopted the Mission Community Bancorp 2008 Stock Incentive Plan.  The 2008 Plan provides for the grant of various equity awards, including stock options.  A total of 201,840 common shares were authorized to be issued under the 2008 Plan and 164,900 options were granted, net of forfeitures.  As of December 31, 2012, an additional 36,940 stock options or other equity awards may be granted under the 2008 Plan.

In 2011 the Company adopted the Mission Community Bancorp 2011 Equity Incentive Plan (the “2011 Plan”).  The 2011 Plan provides for the issuance of both “incentive” and “nonqualified” stock options, restricted stock awards, stock appreciation rights and stock awards.  Awards under the 2011 Plan may be made to salaried officers and employees of the Company and its affiliates, to non-employee directors of the Company and its affiliates, and to consultants providing services to the Company and its affiliates.  Awards under the 2011 Plan may be granted on such terms and conditions as are established by the Board of Directors or an authorized Committee of the Board of Directors in its discretion.  Awards may be granted as performance-based compensation under section 162(m) of the Internal Revenue Code.  A total of 496,599 common shares may be issued under the 2011 Plan.  As of December 31, 2012, an additional 216,599 stock options or other equity awards may be granted under the 2011 Plan.

Options are granted at a price not less than 100% of the fair value of the stock on the date of grant, for a term of ten years, with vesting generally occurring ratably over five years.  The 2008 and 2011 Plans do not provide for the settlement of awards in cash, and new shares are issued upon exercise of an option.  The Plans permit acceleration of vesting of all options under certain circumstances.  The Company recognized in 2012 and 2011 stock-based compensation of $147,000 and $142,000, respectively, which represents the fair value of options vested during those years.  No income tax benefits related to that stock-based compensation were recognized in 2012 or 2011.

NOTE J - STOCK OPTION PLANS - Continued

During 2012 the Company granted to two of its executive and senior officers options to purchase a total of 130,000 shares of common stock at an exercise price of $5.00 per share.  These incentive stock options (“ISO”) were granted under the 2011 Plan and expire ten years after the date of grant, with vesting occurring over five years for 75,000 of the options and over four years for the remaining 55,000 options.  In addition, the Company granted to the Bank’s chief executive officer options to purchase a total of 75,000 shares of common stock.  These non-qualified stock options (“NQSO”) were granted under the 2011 Plan, vest over four years and otherwise have similar terms to the incentive stock options granted in 2012.  The fair values of options granted in 2012, determined using the Black-Scholes option pricing model, were estimated on the date of grant using the following assumptions:

Date of grant	12/17/2012	12/17/2012
Number of options granted	75,000	130,000
Exercise price	$5.00	$5.00
Market price of common stock	$3.11	$3.11
Expected stock price volatility	35.5%	39.5%
Expected option life (years)	8.05	5.65
Risk-free interest rate	1.26%	0.93%

Weighted average fair value of all options granted during the period:
Year ended 12/31/2012		$0.86

In 2011 the Company granted to three of its executive and senior officers options to purchase a total of 60,000 shares of common stock at an exercise price of $5.00 per share.  These incentive stock options were granted under the 2008 Plan, vest over five years, and expire ten years after the date of grant.  In addition, the Company granted to the Bank’s chief executive officer options to purchase a total of 75,000 shares of common stock.  These non-qualified stock options were granted under the 2011 Plan and have similar terms to the incentive stock options granted in 2011.  The fair values of options granted in 2011, determined using the Black-Scholes option pricing model, were estimated on the date of grant using the following assumptions:

Date of grant	1/25/2011	4/4/2011	7/26/2011	11/22/2011
Number of options granted	20,000	20,000	20,000	75,000
Exercise price	$5.00	$5.00	$5.00	$5.00
Market price of common stock	$3.65	$3.61	$3.55	$3.50
Expected stock price volatility	37.4%	37.3%	36.2%	35.2%
Expected option life (years)	6	6	6.5	8.0
Risk-free interest rate	2.32%	2.53%	2.07%	1.59%

Weighted average fair value of all options granted during the period:
Year ended 12/31/2011				$1.08

The Company’s use of the Black-Scholes option valuation model uses the following key assumptions:
•	The risk-free rate is for periods within the contractual life of the option based on the U.S. Treasury rate for the expected life of the option on the grant date.
•	The expected life is based on management’s best estimate of the life for each specific grant, considering the type of option (ISO or NQSO), vesting terms and contractual life.
•	Expected volatility is based on the company’s historical common stock trading activity, consistent with the expected life of the option.
•	No return from dividends has been assumed because the Company has no current plans to pay dividends on common stock over the estimated life of the options.

NOTE J - STOCK OPTION PLANS - Continued

A summary of the status of the Company’s fixed stock option plans as of December 31, 2012 and changes during the year are presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding at beginning of year	297,219	$7.84
Options granted	205,000	5.00
Options exercised	-
Options expired unexercised	(9,500)	11.30
Options forfeited	(35,819)	12.57
Outstanding at end of year	456,900	$6.12	8.7	$-

Options exercisable at end of year	119,138	$8.86	6.9	$-

Options Vested or Expected to Vest	456,900	$6.12	8.7	$-

No options were exercised in 2012 or 2011.

As of December 31, 2012, the Company has unvested options outstanding with unrecognized compensation expense totaling $303,000, which is scheduled to be recognized as follows (in thousands):

2013	$118
2014	62
2015	62
2016	51
2017	10
Total unrecognized compensation cost	$303

NOTE K – DEFINED CONTRIBUTION PLAN

The Company has adopted the Mission Community Bank 401k Profit Sharing Plan (“the 401k Plan”), a defined contribution plan which covers substantially all employees fulfilling minimum age and service requirements.  Matching and discretionary employer contributions to the 401k Plan are determined annually by the Board of Directors.  The expense for the 401k Plan was $140,000 in 2012 and $-0- in 2011.

NOTE L - PREFERRED AND COMMON STOCK

Redeemable Series A Preferred Stock (100,000 shares issued and outstanding) – the Series A Preferred Stock has a $5.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one-half share of voting common stock of the Company.  Series A shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a two-for-one exchange) in any dividends declared on the Company’s common stock.  Series A shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions (“CDFI”) Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series A shares will be entitled to a liquidation preference of $5.00 per share before the holders of common stock receive any distributions and after the holders of common stock receive distributions of $10.00 per share, all distributions will be on the same basis (as if converted on a one-for-two exchange).  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.  The Certificate of Determination for the Series A Preferred Stock provides for a beneficial conversion feature that was triggered by the issuance of Common Stock in a private placement in the second quarter of 2010 (see “Common Stock” within this Note L) at a price below the conversion price, and again by the further issuance of Common Stock through exercise of warrants in the fourth quarter of 2011.  This beneficial conversion impacts the Company’s net income (loss) per common share. Further, these preferred shares contain redemption provisions that are outside of the control of the Company.  As a result, these preferred shares are presented as mezzanine financing at their redemption value.

Redeemable Series B Preferred Stock (20,500 shares issued; none outstanding as of December 31, 2012) – the Series B Preferred Stock had a $10.00 stated value and was non-voting, non-convertible and non-redeemable.  These shares were issued for $205,000 pursuant to an investment from the National Community Investment Fund (“NCIF”).  As part of the investment agreement the Company, by covenant, agreed that so long as NCIF or any successor owns and holds any of the Series B Preferred Stock the Company will remain a CDFI and will meet certain reporting requirements.  Because maintaining its CDFI status is not solely within the Company’s control, these preferred shares were presented as mezzanine financing at their redemption value.  On November 29, 2012, the Company repurchased from NCIF all of the issued and outstanding shares of the Series B Preferred Stock, for a purchase price of $7.00 per share, or an aggregate purchase price of $143,500.  The difference between the purchase price and the $205,000 carrying value was recognized as a gain on extinguishment of debt and is included in other income and fees in the consolidated statement of operations.

NOTE L - PREFERRED AND COMMON STOCK - Continued

Redeemable Series C Preferred Stock (50,000 shares issued and outstanding) – the Series C Preferred Stock has $10.00 stated value and is non-voting, convertible and redeemable.  Each share is convertible into one share of voting common stock of the Company.  Series C shares are not entitled to any fixed rate of return, but do participate on the same basis (as if converted on a one-to-one exchange) in any dividends declared on the Company’s common stock.  Series C shares may be redeemed upon request of the holder at their stated value if the Bank is found to be in default under any Community Development Financial Institutions Program Assistance Agreement for Equity Investments in Regulated Institutions, or any successor agreement.  In the event of liquidation, the holders of Series C shares will be entitled to a liquidation preference of $10.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares) before the holders of common stock receive any distributions.  These shares were issued for $500,000 pursuant to an award from the Community Development Financial Institutions Fund of the Department of the Treasury.  The Certificate of Determination for the Series C Preferred Stock provides for a beneficial conversion feature that was triggered by the issuance of Common Stock in a private placement in the second quarter of 2010 (see “Common Stock” within this Note L) at a price below the conversion price, and again by the further issuance of Common Stock through exercise of warrants in the fourth quarter of 2011.  This beneficial conversion impacts the Company’s net income (loss) per common share. Further, these preferred shares contain redemption provisions that are outside of the control of the Company.  As a result, these preferred shares are presented as mezzanine financing at their redemption value.

The conversion feature for the Series A and C Preferred Stock is adjusted based on issuances or deemed issuances of common shares at lower prices.  As of December 31, 2012, the Series A and C Preferred shares are convertible into 220,264 shares of Common Stock.  This beneficial conversion feature resulted in $118,000 of discount accretion in 2011.  See Note O.

As a result of the change in control in 2010 (see below), the Company lost its status as a CDFI in 2012.  Accordingly, the Company may be required to redeem the Series A and Series C Preferred Stock at a total redemption price of $1,000,000.

Series D Preferred Stock – On January 9, 2009, in exchange for aggregate consideration of $5,116,000, Mission Community Bancorp issued to the United States Department of the Treasury (“the Treasury”) a total of 5,116 shares of a new Series D Fixed Rate Cumulative Perpetual Preferred Stock (the “Series D Preferred”) having a liquidation preference of $1,000 per share and a 5% cumulative dividend rate.  This transaction was a part of the Capital Purchase Program of the Treasury’s Troubled Asset Relief Program (TARP).  The $5.1 million in new capital was subsequently invested in Mission Community Bank as Tier 1 capital.  On December 28, 2011, after receiving the required regulatory approvals, Mission Community Bancorp elected to repurchase the Series D Preferred at the original purchase price plus accrued but unpaid dividends.

NOTE L - PREFERRED AND COMMON STOCK - Continued

Common Stock – As of December 31, 2012 and 2011, the Company had 8,155,066 and 7,755,066 shares, respectively, of common stock outstanding.

During 2010, the Company issued an aggregate of 5,000,000 shares of its common stock paired with warrants to purchase an additional 5,000,000 shares of its common stock (the “2010 Warrants”) for an aggregate purchase price of $25 million.  These securities were sold pursuant to the terms of a Securities Purchase Agreement dated December 22, 2009, as amended, by and between the Company and Carpenter Fund Manager GP, LLC (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (the “Investors”)(the “Securities Purchase Agreement”).  The 2010 Warrants were issued for a term of five years at an exercise price of $5.00 per share and contained customary anti-dilution provisions.  The Company used a substantial majority of the proceeds from the sale of the securities under the Securities Purchase Agreement to enable a newly-formed wholly owned subsidiary, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant (the “Public Warrants”), for each share held, at a price of $5.00 per unit of common stock and warrant.  The rights offering closed on December 15, 2010, with 748,672 shares being issued. Net proceeds from the rights offering totaled $3,527,000.  On September 5, 2012, the expiration date of the Public Warrants was extended from December 17, 2015 to March 21, 2017.  No other terms or conditions of the Public Warrant were modified and no consideration was transferred.

Mission Asset Management, Inc. Preferred Stock and Company Warrants – As further described in Note U, Mission Asset Management, Inc. issued on October 21, 2011, an aggregate of 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “2011 Warrants”).  The 2011 Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share.  In December 2011, 660,792 of the 2011 Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated.  During 2012 an additional $5,000,000 of the MAM Preferred Stock was liquidated.  These preferred shares include redemption provisions that are outside the control of the Company.  Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $2,000,000 as of December 31, 2012.

In addition to customary anti-dilution provisions, the 2010 Warrants and the 2011 Warrants referred to above contained certain anti-dilution features that caused these warrants to be reflected as derivative liabilities pursuant to ASC 815—at their fair values—in the consolidated balance sheets rather than as components of equity.  Subsequent changes in their fair values were recognized as gains or losses through non-interest income, which impacted net loss and loss per share in the consolidated statement of operations.  In March 2012 all 2010 Warrants and substantially all of the 2011 Warrants (i.e., those issued to the Investors) were cancelled and replaced with 6,487,800 five-year warrants having approximately the equivalent aggregate fair value as the cancelled warrants but without the anti-dilution features that call for derivative accounting treatment.  Accordingly, $4,955,000 (the fair value of the cancelled warrants immediately prior to cancellation) was transferred from warrant liability to additional paid-in capital in March 2012.  In September 2012 the remaining 153,876 of the 2011 Warrants were cancelled and replaced with 171,980 warrants having substantially identical terms as those issued in March 2012 and aggregate fair value equivalent to the cancelled warrants.  The remaining $161,000 of warrant liability at that date was transferred to additional paid-in capital.  See also Note U.

NOTE L - PREFERRED AND COMMON STOCK - Continued

Prior to the consummation of the transactions under the Securities Purchase Agreement, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  As of December 31, 2012, following the consummation of the transactions under the Securities Purchase Agreement, the rights offering, the 2011 warrants exercise, and the 2012 warrants exercises, the Manager is the beneficial owner of 6,328,179 shares of the common stock of the Company (not including warrants), or 77.6% of the issued and outstanding common shares.

Activity in the Company’s outstanding warrants follows:

	Shares	Weighted Average Exercise Price
Outstanding January 1, 2011	5,748,672	5.00
Warrants issued in 2011	2,202,641	$4.54
Warrants exercised in 2011	(660,792)	4.54
Outstanding December 31, 2011	7,290,521	$4.90
Warrants cancelled in 2012	(6,541,849)	4.89
Warrants issued in 2012	6,659,780	$5.00
Warrants exercised in 2012	(400,000)	5.00
Outstanding December 31, 2012	7,008,452	$5.00

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

The following is a summary of the activity in these loans:

(in thousands)	2012	2011

Balance at the beginning of the year	$179	$202
New loans and advances	2	-
Repayments	-	(9)
Reclassifications (persons no longer considered related parties)	(179)	(14)
Balance at the end of the year	$2	$179

Deposits from related parties held by the Bank totaled approximately $1,245,000 at December 31, 2012, and $1,207,000 at December 31, 2011.

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

As of December 31, 2012 and 2011, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk (in thousands):

	2012	2011

Commitments to Extend Credit	$41,155	$38,702
Standby Letters of Credit	2,365	2,444
	$43,520	$41,146

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

The Bank has established an allowance for possible losses on unfunded loan commitments in the amount of $406,000 and $381,000 as of December 31, 2012 and 2011, respectively, which is included in other liabilities in the consolidated balance sheets.  To date, no losses have been charged against this allowance.

In 2012 the Company and the Bank entered into employment agreements with three executive officers: Tom L. Dobyns, Robert J. Stevens and Thomas J. Tolda.  Each of these agreements provides for the officer to receive, in the event he is terminated without “cause” or he resigns for “good reason,” as those terms are defined in the agreements, separation pay equal to his base annual salary.  The agreements also provide for payment of a specified multiple of each officer’s annual salary plus continuation of medical insurance benefits for a twelve-month period following a termination within 60 days prior to or within two years after the occurrence of a “change in control,” as defined in the agreements.

In the ordinary course of business, various claims and lawsuits are brought by and against the Company.  In the opinion of management, there is no pending or threatened proceeding in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the Company.

NOTE O – EARNINGS (LOSS) PER SHARE

The following is a reconciliation of net earnings (loss) and shares outstanding to the earnings (loss) and number of shares used in the computation of earnings (loss) per share (dollars in thousands, except EPS):

	2012	2011
Average common shares outstanding (used for basic EPS)	7,818,727	7,126,861
Dilutive effect of outstanding stock-based awards and other potential common shares	-	-
Average common shares used for diluted EPS	7,818,727	7,126,861

Net income (loss)	$888	$(3,007)
Less earnings and dividends attributable to preferred stock:
Convertible preferred stock (Series A and C)	4	-
Accretion of discount on Series A and C preferred stock as a result of beneficial conversion feature	-	118
Non-convertible Series D (TARP) dividends	-	286
Non-convertible subsidiary preferred dividends and discount accretion	572	2,377
Total attributable to preferred stock	576	2,781
Net income (loss) attibutable to common stock	$312	$(5,788)

Basic earnings (loss) per common share	$0.04	$(0.81)
Diluted earnings (loss) per common share	0.04	(0.81)

The following potential common shares were excluded from diluted EPS in 2012: 459,900 outstanding stock options; 7,008,452 outstanding warrants and 220,264 shares related to convertible preferred shares, due to the exercise or conversion price of each exceeding the average market price of the Company’s common shares.  Excluded from diluted EPS in 2011 were 297,219 outstanding stock options; 7,290,521 outstanding warrants and 220,264 shares related to convertible preferred shares, as the Company incurred a net loss for the full year.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined).  Management believes, as of December 31, 2012, that the Bank meets all capital adequacy requirements to which it is subject.

NOTE P - REGULATORY MATTERS - Continued

As of December 31, 2012, the most recent notification from the Federal Reserve Board categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s prompt corrective action category.

The following table also sets forth the Bank’s actual capital amounts and ratios, as well as the amounts and ratios required to be categorized as “well-capitalized” or “adequately-capitalized” (dollar amounts in thousands):

Regulatory Capital Ratios			Capital Required
Mission Community Bank (Dollars in thousands)	Actual Capital		To Be Well Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$40,544	13.65%	$29,703	10.0%	$23,762	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$36,820	12.40%	$17,822	6.0%	$11,881	4.0%
Tier 1 Capital (to Average Assets)	$36,820	8.61%	$21,391	5.0%	$17,113	4.0%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$36,437	13.25%	$27,491	10.0%	$21,992	8.0%
Tier 1 Capital (to Risk-Weighted Assets)	$32,997	12.00%	$16,494	6.0%	$10,996	4.0%
Tier 1 Capital (to Average Assets)	$32,997	8.19%	$20,145	5.0%	$16,116	4.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s primary regulatory agency.  Cash dividends are limited by the California Financial Code to the lesser of the Bank’s retained earnings or its net income for the last three fiscal years, less any dividends or other capital distributions made during those periods.  Under this rule, due to the Bank’s 2011 and 2010 net losses, regulatory approval is required as of December 31, 2012, for any dividend distributions from the Bank to Bancorp.

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

NOTE Q - GRANTS AND AWARDS

In 2012 the Bank received a $415,000 grant from the Bank Enterprise Award (“BEA”) program of the Department of the Treasury, based on lending activity of the Bank in 2011.  In 2011 the Bank received a $500,000 BEA program award.  These awards were recognized in non-interest income.

Although the Bank was previously a certified CDFI bank, the Bank  no longer retains its CDFI status due to a change in control in the second quarter of 2010 pursuant to which the ownership by the Company’s principal shareholder, which is not a CDFI, increased from 24.7% of the Company’s common stock to more than 75%.  The Bank expects to continue to apply for BEA program awards, however, there can be no assurance that it will receive similar grants or awards in the future.

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only)

Following are the separate financial statements for Mission Community Bancorp (parent company only):

 Mission Community Bancorp (Parent Company Only)
 (in thousands)

CONDENSED BALANCE SHEETS
	2012	2011
ASSETS
Cash	$1,640	$1,208
Time deposits in other banks	-	52
Investment in subsidiary bank	41,391	39,003
Investment in non-bank subsidiary	477	940
Loans receivable	-	-
Other real estate owned	325	400
Other assets	319	273
TOTAL ASSETS	$44,152	$41,876
LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debt securities	$5,604	$5,491
Due to Mission Community Bank	1	-
Other liabilities	275	409
Warrant Liability	-	5,184
TOTAL LIABILITIES	5,880	11,084
Redeemable Preferred Stock, Series A, B and C	1,000	1,205
TOTAL SHAREHOLDERS' EQUITY	37,272	29,587
	$44,152	$41,876

CONDENSED STATEMENTS OF OPERATIONS
	2012	2011
Interest income	$11	$27
Interest expense	321	147
Net interest expense	(310)	(120)
Change in fair value of warrant liability	68	1,932
Less salaries and benefits	845	1,385
Less other expenses	364	891
Loss before income taxes	(1,451)	(464)
Income tax expense	1	-
Loss before equity in undistributed earnings (loss) of subsidiaries	(1,452)	(464)
Equity in undistributed earnings (loss) of subsidiaries:
Bank subsidiary	2,231	(2,194)
Non-bank subsidiary	109	(349)
Net income (loss)	$888	$(3,007)

NOTE R - MISSION COMMUNITY BANCORP (Parent Company Only) – Continued

CONDENSED STATEMENTS OF CASH FLOWS
	2012	2011
Operating activities:
Net income (loss)	$888	$(3,007)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Undistributed (income) loss of subsidiaries	(2,340)	2,543
Stock-based compensation	95	95
Amortization expense	113	67
Gain on extinguishment of debt	(62)	-
Change in the fair value of warrant liability	(68)	(1,932)
Write-downs on other real estate	75	165
Other, net	(178)	223
Net cash used in operating activities	(1,477)	(1,846)
Investing activities:
Investment in certificate of deposit	52	(2)
Investment in bank subsidiary	-	(15,000)
Return of investment in non-bank subsidiary	-	16,500
Net cash provided by investing activities	52	1,498
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	2,000	2,891
Preferred stock repurchased	(143)	(5,116)
Cash dividends paid	-	(286)
Net cash provided by (used in) financing activities	1,857	(2,511)
Net increase (decrease) in cash	432	(2,859)
Cash at beginning of year	1,208	4,067
Cash at end of year	$1,640	$1,208

NOTE S - FAIR VALUE MEASUREMENT

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value:

Securities:  The fair values of investment securities available for sale are determined by obtaining quoted market prices (Level 1), if available.  If quoted market prices are not available, fair value is determined using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities.  Rather than relying exclusively on quoted prices for specific securities, matrix pricing relies on the securities’ relationship to other benchmark quoted securities (Level 2).  There were no changes in the valuation techniques used during 2011 or 2010 and there were no transfers into or out of Levels 1 and 2 of the fair value hierarchy during the years ended December 31, 2011 and 2012.

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

NOTE S - FAIR VALUE MEASUREMENT – Continued

The following assumptions were used in the Black-Scholes Simulation model to determine the fair value of the warrant liability for the 2010 and 2011 warrants as of December 31, 2011:

	As of December 31, 2011
	Warrants Granted in
	2011	June 2010	April 2010
Outstanding common stock warrants subject to fair value accounting	1,541,849	3,000,000	2,000,000
Warrant exercise price	$4.54	$5.00	$5.00
Market price of common stock	$3.35	$3.35	$3.35
Average risk-free interest rate	1.89%	0.36%	0.36%
Average expected volatility	33.57%	44.01%	45.07%
Average expected life (in years)	9.81	3.46	3.32
Expected dividend yield	0.00%	0.00%	0.00%

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
December 31, 2012	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$30,589	$-	$30,589
Residential mortgage-backed securities	-	61,660	-	61,660
Municipal securities	-	19,273	-	19,273
Corporate debt securities	-	2,996	-	2,996
Asset-backed securities	-	13,304	-	13,304
Total available-for-sale securities	-	127,822	-	127,822
Loans held for sale	-	-	1,548	1,548
Net assets and liabilities measured at fair value on a recurring basis	$-	$127,822	$1,548	$129,370

December 31, 2011
Available for sale securities:
U.S. Government agencies	$-	$26,417	$-	$26,417
Residential mortgage-backed securities	-	89,293	-	89,293
Municipal securities	-	5,057	-	5,057
Corporate debt securities	-	2,055	-	2,055
Asset-backed securities	-	5,488	-	5,488
Total available-for-sale securities	-	128,310	-	128,310
Loans held for sale	-	-	3,720	3,720
Warrant liability	-	-	(5,184)	(5,184)
Net assets and liabilities measured at fair value on a recurring basis	$-	$128,310	$(1,464)	$126,846

SBA loan servicing rights, which are carried at the lower of cost or fair value, have resulted in no write-down or valuation allowance as of December 31, 2012 and 2011.

NOTE S - FAIR VALUE MEASUREMENT – Continued

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Full Year
December 31, 2012:	Level 1	Level 2	Level 3	Total	Gains (Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,969	$1,969	$7
Residential real estate	-	-	570	570	(324)
Commercial real estate - owner-occupied	-	-	2,232	2,232	(20)
Commercial real estate - non-owner-occupied	-	-	683	683	(66)
All other real estate	-	-	27	27	(2)
Construction and land development	-	-	452	452	(96)
Total impaired loans, net of specific reserves	$-	$-	$5,933	$5,933	$(501)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$818	$818	$(463)

December 31, 2011:
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$521	$521	$(145)
Residential real estate	-	-	-	-	(87)
Commercial real estate - non-owner-occupied	-	-	-	-	(116)
Construction and land development	-	-	-	-	(21)
Total impaired loans, net of specific reserves	$-	$-	$521	$521	$(369)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$5,220	$5,220	$(113)

 Total losses of $1,315,000 and $369,000 represent impairment charges recognized during the years ended December 31, 2012 and 2011, respectively related to the above impaired loans.  There were no changes in the valuation techniques used during 2012.

The following table presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2012 and 2011:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	2012	2011
Balance at beginning of year	$(1,464)	$10,086
Net increase (decrease) in SBA loans held for sale	(49)	115
Loans held for sale transfered into Level 3	4,283	-
Loans held for sale transferred to other real estate owned	(589)	(3,028)
Settlements - principal reductions in loans held for sale	(3,865)	(5,433)
Loan participations sold to related party	(1,952)	(2,996)
Loans held for sale valuation reserve	-	(53)
Fair value of warrant liability at issuance	-	(2,087)
Changes in fair value of warrant liability	68	1,932
Cancellation of warrants accounted for as liabilities	5,116	-
Balance at end of year	$1,548	$(1,464)

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

NOTE T - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

The estimated fair value of financial instruments is summarized as follows:

	December 31,
(in thousands)	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$25,635	$25,635	$61,621	$61,621
Certificates of deposit in other banks	3,706	3,706	3,592	3,592
Investment securities	127,822	127,822	128,310	128,310
Loans held for sale	1,548	1,548	3,720	3,720
Loans, net	239,499	244,979	226,195	224,721
Federal Home Loan Bank stock and other investments	6,822	6,822	3,926	3,926
Accrued interest receivable	1,361	1,361	1,450	1,450
Financial Liabilities:
Deposits	387,268	387,589	410,574	411,323
Junior subordinated debt securities	5,604	4,607	5,491	-
Accrued interest payable	111	111	330	330
Warrant liability	-	-	5,184	5,184

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

NOTE U – BUSINESS COMBINATION – Continued

SL Bank’s results of operations have been included in the Company’s results beginning October 22, 2011.   Acquisition-related costs total $492,000 and are included in non-interest expenses in the Company’s statement of operations for the year ended December 31, 2011.  The excess of the fair value of net assets of $906,000 arising from the acquisition was recognized in additional paid-in capital in the fourth quarter of 2011.  The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  Assets that were particularly susceptible to adjustment included certain loans, other real estate owned and certain premises and equipment.  During the first quarter of 2012, management recorded a $428,000 increase in loans, based on the estimated fair value of certain loans.  In the second quarter of 2012, management recorded a $569,000 increase in the fair value of premises and equipment and a $194,000 increase in the fair value of other real estate owned, based on real estate appraisals.  Also in the second quarter of 2012, a $61,000 decrease to accrued interest receivable on investments was recorded.  These measurement period adjustments have been presented on a retrospective basis, consistent with applicable accounting guidance.  As of December 31, 2012, the Company does not expect any more measurement period adjustments.  The following table summarizes the estimated fair value of assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Recognized amounts of identifiable assets acquired and liabilities assumed:
Financial assets:
Cash and cash equivalents	$53,998
Investment securities	21,487
Loans	122,374
Federal Home Loan Bank and other stocks	1,574
Company-owned life insurance	4,690
Other financial assets	1,024
Total financial assets	205,147
Premises and equipment	13,591
Other real estate owned	2,741
Identifiable intangible assets	3,237
Other assets	289
Total assets	$225,005
Financial liabilities:
Deposits	$(220,102)
Junior subordinated debt securities	(2,380)
Other financial liabilities	(162)
Total financial liabilities	(222,644)
Other liabilities	(325)
Total liabilities	$(222,969)
Identifiable net assets acquired / net contribution from shareholder	$2,036

NOTE U – BUSINESS COMBINATION – Continued

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

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2011.  The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, and interest expense on deposits acquired.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on January 1, 2011.

(in thousands)	2011
Interest income	$23,117
Non-interest income	3,879
Net (loss)	(1,430)
Basic and diluted loss per share	$(0.61)

Item 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no disagreements with the Company’s accountants regarding accounting and financial disclosure.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 15d-15(b) under the Exchange Act as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Mission Community Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(1) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of our Chief Executive Officer and Chief Financial Officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on that assessment, we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

PART IV

Item 15.  Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
3.1	Restated Articles of Incorporation (B)
3.2	Certificate of Amendment to Articles of Incorporation (C)
3.3	Certificate of Amendment to Articles of Incorporation (D)
3.4	Amended and Restated Bylaws (E)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (F)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (F)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (G)
4.4	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (H)
4.5	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (H)
4.6
Amended and Restated Declaration of Trust of Mission Community Capital Trust I dated October 14, 2003 by and among the Registrant, Wells Fargo Delaware Trust Company, as Trustee, and Anita M. Robinson and William C. Demmin, as Administrators (H)

4.7	Guarantee Agreement dated October 14, 2003 between Registrant, as Guarantor, and Wells Fargo Bank, National Association, as Guarantee Trustee (H)
4.8	Certificate of Determination for Series D Preferred Stock (H)
4.9	Form of Common Stock Purchase Warrant (I)
4.10	Form of Warrant Agreement for warrants issued pursuant to subscription rights (J)
4.11	Amendment No. 1 to public warrants issued pursuant to subscription rights offering (K)
4.12	Form of Warrant Issued to Replace Warrants Issued in 2010 Private Placement (L)
4.13	Form of Warrant Issued to Replace Warrants Issued in 2011 Private Placement (L)
4.14	Additional Form of Warrant Issued to Replace Warrants Issued in 2011 Private Placement (M)
4.15	Amended and Restated Declaration of Trust, dated as of April 28, 2006, of Santa Lucia Bancorp (CA) Capital Trust (N)
4.16	Indenture dated as of April 28, 2006, between Wells Fargo Bank, National Association, as Trustee, and Santa Lucia Bancorp (N)
4.17	First Supplemental Indenture dated as of October 21, 2011 between Wells Fargo Bank, National Association, as trustee, and Mission Community Bancorp (N)
10.1	Purchase and Sale Agreement and Lease dated January, 1997, as amended (F)
10.2	Lease Agreement – Paso Robles (F)
10.3	Lease Agreement – Arroyo Grande (F)
10.4	1998 Stock Option Plan, as amended (F)
10.5	Lease Agreement – 569 Higuera, San Luis Obispo (G)
10.6	Lease Agreement – 3480 S. Higuera, San Luis Obispo (O)
10.7	Employment Agreement dated June 3, 2007 between Brooks Wise and Mission Community Bank (P)
10.8	Financial Advisory Services Agreement dated January 4, 2007 between the Company and Seapower Carpenter Capital, Inc. (Q)
10.9	Build-to-Suit Lease Agreement between Walter Bros. Construction Co., Inc. and Mission Community Bank for property at South Higuera Street and Prado Road in San Luis Obispo, California (R)

10.10	Lease Agreement – 1670 South Broadway, Santa Maria (S)
10.11	Mission Community Bancorp 2008 Stock Incentive Plan (T)
10.12	Amendment No. 1 to Employment Agreement dated December 29, 2008 by and among Mission Community Bancorp, Mission Community Bank, and Brooks W. Wise (U)
10.13	Amended and Restated Salary Protection Agreement dated December 29, 2008 by and between Mission Community Bank and Ronald B. Pigeon (U)
10.14
Letter Agreement dated January 9, 2009 between Mission Community Bancorp and the United States Department of Treasury, which include the Securities Purchase Agreement—Standard Term attached thereto, with respect to the issuance and sale of the Series D. Preferred Stock (V)

10.15	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (V)
10.16	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (V)
10.17	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (V)
10.18	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (W)
10.19	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (X)
10.20	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (Y)
10.21	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (Z)
10.22	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (AA)
10.23	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Robert J. Stevens (BB)
10.24	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Thomas J. Tolda (BB)
10.25	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Tom L. Dobyns (BB)
10.28	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (CC)
10.29	2011 Equity Incentive Plan (DD)
14	Code of Ethics (EE)
21	Subsidiaries of the registrant
23	Consent of Independent Registered Public Accounting Firm – McGladrey LLP
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files

(A)	Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)	Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(C)	Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007, and incorporated by reference herein.
(D)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(E)	Included in the Company's Form 8-K filed on March 29, 2012, and incorporated herein by reference.
(F)	Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(G)	Included in the Company’s Form 10-QSB filed November 12, 2002, and incorporated by reference herein.
(H)	Included in the Company’s Form 8-K filed on October 21, 2003, incorporated by reference herein.

(I)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein.
(J)	Included in Amendment No. 1 to the Company's Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein.
(K)	Included in the Company's Form 8-K filed on September 7, 2012 and incorporated herein by reference.
(L)	Included in the Company’s Form 8-K filed on March 26, 2012, and incorporated by reference herein.
(M)	Included in the Company’s Form 8-K filed on October 3, 2012, and incorporated herein by reference .
(N)	Included in the Company's Form 8-K filed on October 27, 2012, and incorporated by reference herein.
(O)	Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(P)	Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(Q)	Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007, and incorporated by reference herein.
(R)	Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(S)	Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(T)	Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
(U)	Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(V)	Included in the Company’s Form 8-K filed January 14, 2009, and incorporated by reference herein.
(W)	Included in the Company’s Form 8-K filed on December 24, 2009, and incorporated by reference herein.
(X)	Included in the Company’s From 8-K filed on March 22, 2010, and incorporated by reference herein.
(Y)	Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein.
(Z)	Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(AA)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(BB)	Included in the Company's Form 8-K filed on December 21, 2012, and incorporated herein by reference.
(CC)	Included in Form 8-K filed on June 27, 2011, and incorporated by reference herein.
(DD)	Included in the Company’s Form 8-K filed on September 30, 2011 and incorporated by reference herein.
(EE)	Included in the Company's Form 10-K filed on March 31, 2011, and incorporated herein by reference.

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

MISSION COMMUNITY BANCORP

By: /s/ James W. Lokey
James W. Lokey
Chairman and Chief Executive Officer
Dated:           March 27, 2013

By: /s/ Thomas J. Tolda
Thomas J. Tolda
Executive Vice President and Chief Financial Officer
Dated:           March 27, 2013

[Signatures continue on next page]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George H. Andrews	Director	March 26, 2013
GEORGE. H. ANDREWS

/s/ James W. Brabeck	Director	March 26, 2013
JAMES W. BRABECK

/s/ William B. Coy	Vice Chairman of the Board	March 26, 2013
WILLIAM B. COY

/s/ Tom L. Dobyns	President and Director	March 26, 2013
TOM L. DOBYNS

/s/ Howard N. Gould	Director	March 26, 2013
HOWARD N. GOULD

/s/ Maryam Hamzeh	Director	March 26, 2013
MARYAM HAMZEH

/s/ Richard Korsgaard	Director	March 26, 2013
RICHARD KORSGAARD

/s/ James W. Lokey	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2013
JAMES W. LOKEY

/s/ Ronald B. Pigeon	Senior Vice President and Controller (Principal Accounting Officer)	March 26, 2013
RONALD B. PIGEON

/s/ Thomas J. Tolda	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 26, 2013
THOMAS J. TOLDA

/s/ Harry H. Sackrider	Director	March 26, 2013
HARRY H. SACKRIDER

/s/ Gary E. Stemper	Director	March 26, 2013
GARY E. STEMPER

/s/ Brooks W. Wise	Director	March 26, 2013
BROOKS W. WISE

/s/ Stephen P. Yost	Director	March 26, 2013
STEPHEN P. YOST