Form 10-Q
period 2013-03-31
MISSION COMMUNITY BANCORP
filed 2013-05-03
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
  Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  8,305,066 shares of common stock outstanding as of May 1, 2013.

Mission Community Bancorp
March 31, 2013

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at March 31, 2013, December 31, 2012, and March 31, 2012

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended March 31, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the Three-Month Periods Ended March 31, 2013 and 2012

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Three-Month Period Ended March 31, 2013

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2013 and 2012

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
Item 6. Exhibits

PART I

Item 1.   Financial Statements

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Balance Sheets
Unaudited
(dollars in thousands)

	March 31, 2013	December 31, 2012	March 31, 2012
Assets
Cash and due from banks	$10,063	$25,635	$67,093
Total cash and cash equivalents	10,063	25,635	67,093
Certificates of deposit in other banks	3,210	3,706	3,492
Investment securities available for sale	142,918	127,822	128,622

Loans held for sale	1,426	1,548	5,874

Loans, net of unearned income	244,064	243,741	220,096
Less allowance for loan and lease losses	(4,237)	(4,242)	(3,562)
Net loans	239,827	239,499	216,534

Federal Home Loan Bank stock and other investments	6,868	6,822	3,801
Premises and equipment	15,950	16,131	16,293
Other real estate owned	818	818	2,224
Company owned life insurance	8,069	8,015	7,844
Core deposit intangible asset, net of accumulated amortization	2,664	2,765	3,068
Accrued interest and other assets	1,850	2,446	2,929
Total Assets	$433,663	$435,207	$457,774

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$123,956	$130,694	$113,388
Money market, NOW and savings	161,861	154,074	156,911
Time certificates of deposit	100,530	102,500	134,981
Total deposits	386,347	387,268	405,280
Junior subordinated debt securities	5,632	5,604	5,519
Accrued interest and other liabilities	1,850	2,063	4,709
Warrant liability	-	-	200
Total liabilities	393,829	394,935	415,708
Mezzanine financing:
Redeemable Bancorp-issued preferred stock, Series A, B and C; liquidation value of $1,000 at March 31, 2013 and December 31, 2012, and $1,205 at March 31, 2012	1,000	1,000	1,205
Redeemable subsidiary-issued preferred stock; liquidation value of $1,250 at March 31, 2013, $2,000 at December 31, 2012, and $7,000 at March 31, 2012	1,250	2,000	7,000

Shareholders' equity:
Common stock - 50,000,000 shares authorized; issued and outstanding: 8,155,066 at March 31, 2013 and December 31, 2012, and 7,755,066 at March 31, 2012	42,825	42,825	40,825
Additional paid-in capital	8,812	8,768	8,497
Accumulated deficit	(15,236)	(16,122)	(17,444)
Accumulated other comprehensive income	1,183	1,801	1,983
Total shareholders' equity	37,584	37,272	33,861
Total Liabilities and Shareholders' Equity	$433,663	$435,207	$457,774

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Operations
Unaudited
(dollars in thousands, except per share data)

	For theThree Months Ended March 31,
	2013	2012
Interest Income
Interest and fees on loans	$4,083	$4,299
Interest on investment securities	573	632
Other interest income	12	44
Total interest income	4,668	4,975
Interest Expense
Interest on money market, NOW and savings deposits	67	72
Interest on time certificates of deposit	99	256
Other interest expense	77	82
Total interest expense	243	410
Net interest income	4,425	4,565
Provision for loan and lease losses	100	225
Net interest income after provision for loan and lease losses	4,325	4,340
Non-interest income
Service charges on deposit accounts	261	207
Gain on sale of SBA-guaranteed loans	-	8
Net gains (losses) on disposition of other loans held for sale	414	12
Loan servicing fees, net of amortization	43	38
Gain on sale or call of available-for-sale securities	153	1
Loss or writedown of fixed assets and other real estate owned	-	(358)
Change in fair value of warrant liability	-	30
Increase in cash surrender value of life insurance	54	59
Other income and fees	102	41
Total non-interest income	1,027	38
Non-interest expense
Salaries and employee benefits	2,395	2,483
Occupancy expenses	423	455
Furniture and equipment	220	179
Data processing	390	792
Professional fees	157	409
Marketing and business development	72	125
Office supplies and expenses	152	210
Insurance and regulatory assessments	138	153
Loan and lease expenses	92	64
Other real estate expenses	7	46
Provision for unfunded loan commitments	25	-
Amortization of core deposit intangible asset	101	101
Other expenses	226	192
Total non-interest expense	4,398	5,209
Income (loss) before income taxes	954	(831)
Income tax expense	19	-
Net income (loss)	$935	$(831)
Less earnings and dividends attributable to preferred stock	60	175
Net income (loss) attributable to common stock	$875	$(1,006)

Per Common Share Data:
Net income (loss) - basic	$0.11	$(0.13)
Net income (loss) - diluted	$0.11	$(0.13)
Average common shares outstanding - basic	8,155,066	7,755,066
Average common shares outstanding - diluted	8,155,066	7,755,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited - dollars in thousands)

	For the Three Months Ended March 31,
	2013	2012

Net income (loss)	$935	$(831)

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of taxes of $-0-	(465)	289
Less reclassification adjustment for securities gains included in net income, net of taxes of $-0-	(153)	(1)
Other comprehensive income (loss)	(618)	288

Comprehensive income (loss)	$317	$(543)

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity
(Unaudited - dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2013	8,155,066	$42,825	$8,768	$(16,122)	$1,801	$37,272

Dividends declared on subsidiary-issued preferred stock				(49)		(49)

Stock-based compensation			44			44

Net income				935		935

Other comprehensive loss	-	-	-	-	(618)	(618)

Balance at March 31, 2013	8,155,066	$42,825	$8,812	$(15,236)	$1,183	$37,584

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited - dollars in thousands)

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Operating Activities
Net income (loss)	$935	$(831)
Adjustments to reconcile net income (loss) income to net cash provided by (used in) operating activities:
Depreciation	239	222
Accretion of discount on securities and loans, net	358	334
Amortization of core deposit intangible asset	101	101
Accretion of discount on assets acquired in merger	(997)	(753)
Amortization of discount on liabilities assumed in merger	28	28
Provision for loan and lease losses	100	225
Provision for losses on unfunded loan commitments	25	-
Stock-based compensation	44	37
Gain on sale or call of available-for-sale securities	(153)	(1)
Gain on sale of loans	-	(8)
Gains on disposition of loans held for sale	(414)	(12)
Change in the fair value of warrant liability	-	(30)
Net losses and writedowns of fixed assets or other real estate owned	-	358
Increase in company-owned life insurance	(54)	(59)
Reinvested earnings from FHLB stock and other investments	(46)	-
Net increase in accrued taxes receivable	19	-
Other, net	371	(459)
Proceeds from loan sales	-	183
Loans originated for sale	-	(154)
Net cash provided by (used in) operating activities	556	(819)
Investing Activities
Net (increase) decrease in deposits in other banks	496	100
Purchase of available-for-sale securities	(55,200)	(7,717)
Proceeds from maturities, calls and paydowns of available-for-sale securities	13,545	9,122
Proceeds from sales of available-for-sale securities	25,725	223
Net increase in loans held for investment	579	4,897
Net decrease in loans held for sale	536	2,429
Net (increase) decrease in Federal Home Loan Bank and other stock	-	125
Purchases of premises and equipment	(57)	(232)
Proceeds from sale of other real estate owned	-	2,638
Net cash (used in) provided by investing activities	(14,376)	11,585
Financing Activities
Net increase in demand deposits and savings accounts	1,049	8,922
Net (decrease) increase in time deposits	(1,970)	(14,216)
Net Increase (decrease) in other borrowings	(750)	-
Payment of dividends on preferred stock	(81)	-
Net cash used in financing activities	(1,752)	(5,294)
Net (decrease) increase in cash and cash equivalents	(15,572)	5,472
Cash and cash equivalents at beginning of period	25,635	61,621
Cash and cash equivalents at end of period	$10,063	$67,093

Non-cash changes:
Change in unrealized gains on available-for-sale securities	$(618)	$288
Loans reclassified to held for sale	-	4,583
Adjustments to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	1,130
Cancellation of warrants accounted for as liabilities	-	(4,955)
Supplemental disclosures of cash flow information:
Interest paid	244	536
Taxes paid	-	-

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

These financial statements have been prepared in accordance with the Securities and Exchange Commission’s rules and regulations for quarterly reporting and, therefore, do not necessarily include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles.  These financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2012, which was filed on March 27, 2013.

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.  In the opinion of management, the unaudited financial statements for the three-month periods ended March 31, 2013 and 2012 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

No options were granted in either of the three-month periods ended March 31, 2013 and 2012.

During the three-month periods ended March 31, 2013 and 2012, the Company recognized pre-tax stock-based compensation expense of $44,000 and $36,000, respectively.  As of March 31, 2013, the Company has unvested options outstanding with unrecognized compensation expense totaling $259,000, which is scheduled to be recognized as follows (in thousands):

April 1 through December 31, 2013	$74
2014	62
2015	62
2016	51
2017	10
Total unrecognized compensation cost	$259

No options outstanding were “in the money” as of March 31, 2013.

The following table summarizes information about stock option activity for the three months ended March 31, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding at beginning of period	456,900	$6.12
Options granted	-
Options exercised	-
Options expired unexercised	-
Options forfeited	(4,000)	5.00
Outstanding at end of period	452,900	$6.13	8.4	$-

Options exercisable at end of period	219,900	$7.33	7.5	$-

Options Vested or Expected to Vest	452,900	$6.13	8.4	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent.  The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2013:
U.S. Government agencies	$21,643	$567	$(61)	$22,149
Residential mortgage-backed securities	79,686	851	(309)	80,228
Municipal securities	19,377	138	(66)	19,449
Corporate debt securities	4,254	18	-	4,272
Asset-backed securities	16,775	82	(37)	16,820
	$141,735	$1,656	$(473)	$142,918

December 31, 2012:
U.S. Government agencies	$30,007	$589	$(7)	$30,589
Residential mortgage-backed securities	60,550	1,159	(49)	61,660
Municipal securities	19,247	132	(106)	19,273
Corporate debt securities	3,015	2	(21)	2,996
Asset-backed securities	13,202	112	(10)	13,304
	$126,021	$1,994	$(193)	$127,822

March 31, 2012:
U.S. Government agencies	$26,650	$360	$(12)	$26,998
Residential mortgage-backed securities	85,474	1,404	-	86,878
Municipal securities	4,596	219	(2)	4,813
Corporate debt securities	3,048	3	(12)	3,039
Asset-backed securities	6,871	32	(9)	6,894
	$126,639	$2,018	$(35)	$128,622

The scheduled maturities of investment securities at March 31, 2013, were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized Cost	Fair Value
Within one year	$2,363	$2,365
Due in one year to five years	9,648	9,677
Due in five years to ten years	33,948	34,186
Due in greater than ten years	95,776	96,690
	$141,735	$142,918

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2013:
U.S. Government agencies	$6,062	$61	$-	$-	$6,062	$61
Residential mortgage-backed securities	39,444	309	-	-	39,444	309
Municipal securities	12,584	66	-	-	12,584	66
Asset-backed securities	3,022	37	-	-	3,022	37
	$61,112	$473	$-	$-	$61,112	$473

December 31, 2012:
U.S. Government agencies	$3,005	$7	$-	$-	$3,005	$7
Residential mortgage-backed securities	7,605	49	-	-	7,605	49
Municipal securities	12,168	106	-	-	12,168	106
Corporate debt securities	1,979	21	-	-	1,979	21
Asset-backed securities	3,174	10	-	-	3,174	10
	$27,931	$193	$-	$-	$27,931	$193

March 31, 2012:
U.S. Government agencies	$2,988	$12	$-	$-	$2,988	$12
Residential mortgage-backed securities	-	-	-	-	-	-
Municipal securities	240	2	-	-	240	2
Corporate debt securities	988	12	-	-	988	12
Asset-backed securities	3,221	9	-	-	3,221	9
	$7,437	$35	$-	$-	$7,437	$35

As of March 31, 2013, the Company held 53 securities that had been in an unrealized loss position for less than 12 months.  No securities have been in an unrealized loss position for 12 months or longer as of March 31, 2013.  The unrealized losses relate principally to changes in market interest rate conditions.  All of the securities continue to pay as scheduled.  When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery.  As of March 31, 2013, management does not have the intent to sell these securities nor does it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis.  Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of March 31, 2013, are other than temporarily impaired.

No securities were sold in the first three months of 2012.  Gains totaling $153,000 were recognized in the first quarter of 2013 on sales of $25,725,000 of securities.

As of March 31, 2013, investment securities carried at $22,322,000 were pledged to secure public deposits, as required by law.  Investment securities carried at $12,417,000 as of March 31, 2013, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco.  Securities carried at $2,006,000 as of March 31, 2013, were pledged to secure potential intra-day overdrafts at the Federal Reserve Bank of San Francisco (“FRB”).

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)

	March 31, 2013		December 31, 2012		March 31, 2012
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$12,711	5.2%	$11,995	4.9%	$18,087	8.0%
Commercial real estate - owner-occupied	67,824	27.6%	72,036	29.4%	70,894	31.4%
Commercial real estate - non-owner-occupied	68,992	28.1%	69,145	28.2%	60,302	26.7%
Residential real estate	30,795	12.4%	31,501	12.8%	33,012	14.6%
All other real estate loans	12,686	5.2%	8,299	3.4%	2,014	0.9%
Commercial and industrial loans	29,955	12.2%	33,580	13.7%	26,019	11.5%
Agricultural loans	16,089	6.6%	14,252	5.8%	9,524	4.2%
Municipal loans	2,342	1.0%	2,347	1.0%	2,388	1.1%
Leases, net of unearned income	976	0.4%	1,057	0.4%	1,835	0.8%
Consumer loans	3,120	1.3%	1,077	0.4%	1,895	0.8%
Total loans	$245,490	100.0%	$245,289	100.0%	$225,970	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)

	March 31, 2013		December 31, 2012		March 31, 2012
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$239	0.1%	$346	0.1%	$721	0.3%
Real estate	1,187	0.5%	1,202	0.5%	1,974	0.9%
Total loans held for sale	$1,426	0.6%	$1,548	0.6%	$5,874	2.6%

* Consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans.  A separate allowance for loan and lease losses is provided for loans held for investment.  Loans held for sale, including $1,082,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of March 31, 2013, and December 31, 2012, loans totaling $226,915,000 and $218,802,000, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale).  Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month periods ended March 31:

(in thousands)	Three Months Ended March 31,
	2013	2012

Balance at beginning of period	$4,242	$3,326
Provision for loan and lease losses charged to expense	100	225
Loans charged off	(123)	(1)
Recoveries on loans previously charged off	18	12
Balance at end of period	$4,237	$3,562

Changes in the allowance for loan and lease losses for the three-month periods ended March 31, 2013 and 2012, are shown below disaggregated by portfolio segment:

	Threee Months Ended March 31, 2013
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$321	$51	$-	$-	$372
Commercial real estate - owner-occupied	463	(106)	-	-	357
Commercial real estate - non-owner-occupied	730	(131)	-	-	599
Residential real estate	906	197	(117)	3	989
All other real estate loans	35	30	-	-	65
Commercial and industrial loans	1,735	(80)	-	15	1,670
Consumer and all other loans and lease financing	51	30	(6)	-	75
Unallocated	1	109	-	-	110
Totals	$4,242	$100	$(123)	$18	$4,237

	Three Months Ended March 31, 2012
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$157	$(8)	$-	$-	$149
Commercial real estate - owner-occupied	253	3	-	-	256
Commercial real estate - non-owner-occupied	675	(136)	-	-	539
Residential real estate	640	71	-	-	711
All other real estate loans	4	-	-	-	4
Commercial and industrial loans	1,363	190	(1)	10	1,562
Consumer and all other loans and lease financing	124	59	-	2	185
Unallocated	110	46	-	-	156
Totals	$3,326	$225	$(1)	$12	$3,562

The Company assigns an asset quality rating to all loans except pools of homogeneous loans and those asset quality ratings are continuously reviewed and updated by management at least quarterly or as conditions dictate.  These asset quality ratings are subject to semi-annual examination by independent specialists engaged by the Company and also by its regulators.  During its internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign an asset quality rating to each individual loan.  The asset quality ratings can be grouped into five major categories, defined as follows:

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

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal asset quality ratings as of the dates indicated:

Loans by Asset Quality Rating (excluding loans held for sale*)	Asset Quality Ratings
(in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of March 31, 2013:
Construction and land development	$11,960	$-	$751	$-	$12,711
Commercial real estate - owner-occupied	60,643	-	5,699	-	66,342
Commercial real estate - non-owner-occupied	68,501	-	1,139	-	69,640
Residential real estate	28,197	84	1,709	186	30,176
All other real estate	12,661	-	25	-	12,686
Commercial and industrial	44,284	154	4,012	-	48,450
Consumer and all other loans and lease financing	4,059	-	-	-	4,059
Total loans, net of unearned income	$230,305	$238	$13,335	$186	$244,064

As of December 31, 2012:
Construction and land development	$11,440	$-	$555	$-	$11,995
Commercial real estate - owner-occupied	65,132	-	5,896	-	71,028
Commercial real estate - non-owner-occupied	66,799	1,396	1,166	-	69,361
Residential real estate	28,588	-	2,268	185	31,041
All other real estate	8,319	-	29	-	8,348
Commercial and industrial	44,921	161	4,272	-	49,354
Consumer and all other loans and lease financing	2,614	-	-	-	2,614
Total loans, net of unearned income	$227,813	$1,557	$14,186	$185	$243,741

As of March 31, 2012:
Construction and land development	$13,923	$148	$1,034	$-	$15,105
Commercial real estate - owner-occupied	64,194	-	5,781	-	69,975
Commercial real estate - non-owner-occupied	49,454	5,129	5,890	-	60,473
Residential real estate	26,788	484	4,606	189	32,067
All other real estate	1,889	-	-	-	1,889
Commercial and industrial	32,263	234	4,375	85	36,957
Consumer and all other loans and lease financing	3,630	-	-	-	3,630
Total loans, net of unearned income	$192,141	$5,995	$21,686	$274	$220,096

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated.  Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

(in thousands)		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner- Occupied	Non-Owner- Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Total Loans
As of March 31, 2013:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$-	$-	$377	$-	$262	$-	$639
60-89 Days	-	894	-	76	-	6	9	985
90+ Days	-	758	-	158	-	866	-	1,782
Total Past Due	-	1,652	-	611	-	1,134	9	3,406
Loans in Current Payment Status	12,711	64,690	69,640	29,565	12,686	47,316	4,050	240,658
Total Loans	$12,711	$66,342	$69,640	$30,176	$12,686	$48,450	$4,059	$244,064

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	11	-	706	-	-	-	717
Loans in Non-accrual Status	751	3,626	827	912	25	2,851	-	8,992

As of December 31, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$55	$-	$325	$-	$620	$69	$1,069
60-89 Days	-	916	-	-	-	44	-	960
90+ Days	-	820	-	343	-	227	-	1,390
Total Past Due	-	1,791	-	668	-	891	69	3,419
Loans in Current Payment Status	11,995	69,237	69,361	30,373	8,348	48,463	2,545	240,322
Total Loans	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614	$243,741

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	13	-	709	-	-	-	722
Loans in Non-accrual Status	555	3,779	845	842	29	3,018	-	9,068

As of March 31, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$133	$977	$-	$-	$-	$240	$8	$1,358
60-89 Days	-	-	-	-	-	112	-	112
90+ Days	-	594	-	459	-	205	-	1,258
Total Past Due	133	1,571	-	459	-	557	8	2,728
Loans in Current Payment Status	14,972	68,404	60,473	31,608	1,889	36,400	3,622	217,368
Total Loans	$15,105	$69,975	$60,473	$32,067	$1,889	$36,957	$3,630	$220,096

Loans 90+ Days Past Due and Accruing1	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	200	-	-	-	-	-	-	200
Loans in Non-accrual Status	279	1,756	108	1,640	-	1,692	-	5,475

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

Concessions granted in TDR’s typically are intended to reduce the borrower’s cash requirements, such as an extension of the payment terms or a change in the interest rate charged.  TDR’s with extended payment terms are reported as impaired until adequate performance is established, at which time they will no longer be reported as a TDR, but will continue to be analyzed for impairment.  A reduction in the interest rate for a borrower experiencing financial difficulties would result in a change to TDR status if the restructured loan yield is below the yield for a new loan with comparable risk. TDR’s with below-market rates are considered permanently impaired until fully collected.   TDR’s may be reported as non-accrual, rather than TDR, if they are not performing under the restructured terms or if adequate payment performance under the restructured terms has yet to be established.

Six loans totaling $697,000 were restructured in TDR’s during the first three months of 2013 and four loans totaling $743,000 were restructured in the first three months of 2012.  No TDR’s were in accruing status and more than 90 days past due as of March 31, 2013 or December 31, 2012.  The Bank has no commitments to lend additional funds under loans classified as TDR’s as of March 31, 2013.

Following are summaries of the investment in loans (by impairment method, excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

(in thousands)	Construction	Commercial Real Estate					Consumer and All Other
	and Land Development	Owner- Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of March 31, 2013:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$294	$553	$733	$892	$26	$601	$-		$3,099
Impaired Loans With No Allowance Recorded	-	894	-	-	-	217	-		1,111
Total Loans Individually Evaluated For Impairment	294	1,447	733	892	26	818	-		4,210
Loans Collectively Evaluated For Impairment	10,390	49,348	57,294	24,749	12,660	46,592	3,881		204,914
Loans Acquired With Deteriorated Credit Quality	2,027	15,547	11,613	4,535	-	1,040	178		34,940
Total Loans Held for Investment	$12,711	$66,342	$69,640	$30,176	$12,686	$48,450	$4,059		$244,064
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$294	$553	$733	$892	$26	$1,347	$-		$3,845
Impaired Loans With No Allowance Recorded	-	894	-	-	-	217	-		1,111
Total Loans Individually Evaluated For Impairment	294	1,447	733	892	26	1,564	-		4,956
Loans Collectively Evaluated For Impairment	10,390	49,348	57,294	24,749	12,660	46,592	3,881		204,914
Loans Acquired With Deteriorated Credit Quality	5,435	17,315	13,114	6,438	-	2,369	182		44,853
Total Loans Held for Investment	$16,119	$68,110	$71,141	$32,079	$12,686	$50,525	$4,063		$254,723
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$93	$24	$54	$396	$2	$721	$-		$1,290
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	93	24	54	396	2	721	-		1,290
Loans Collectively Evaluated For Impairment	279	333	545	593	63	948	75	$111	2,947
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$372	$357	$599	$989	$65	$1,669	$75	$111	$4,237

For the Three Months Ended March 31, 2013:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$299	$561	$742	$893	$27	$614	$-		$3,136
Impaired Loans With No Allowance Recorded	-	905	-	-	-	229	-		1,134
Total Loans Individually Evaluated For Impairment	$299	$1,466	$742	$893	$27	$843	$-		$4,270
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$10	$-	$-	$-		$10
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$10	$-	$-	$-		$10

(in thousands)	Construction	Commercial Real Estate					Consumer and All Other
	and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$385	$686	$749	$894	$29	$1,354	$-		$4,097
Impaired Loans With No Allowance Recorded	170	1,599	-	-	-	1,298	-		3,067
Total Loans Individually Evaluated For Impairment	555	2,285	749	894	29	2,652	-		7,164
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	2,455	16,906	11,554	4,534	-	967	179		36,595
Total Loans Held for Investment	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614		$243,741
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$404	$731	$763	$899	$30	$2,040	$-		$4,867
Impaired Loans With No Allowance Recorded	177	1,745	-	-	-	1,427	-		3,349
Total Loans Individually Evaluated For Impairment	581	2,476	763	899	30	3,467	-		8,216
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	6,264	18,575	13,184	6,468	-	2,489	183		47,163
Total Loans Held for Investment	$15,830	$72,888	$71,005	$32,980	$8,349	$51,691	$2,618		$255,361
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$103	$53	$66	$324	$2	$683	$-		$1,231
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	103	53	66	324	2	683	-		1,231
Loans Collectively Evaluated For Impairment	218	410	664	582	33	1,052	51	$1	3,011
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$321	$463	$730	$906	$35	$1,735	$51	$1	$4,242

For the Year Ended December 31, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$198	$655	$303	$291	$6	$791	$-		$2,244
Impaired Loans With No Allowance Recorded	533	1,378	109	782	-	1,425	-		4,227
Total Loans Individually Evaluated For Impairment	$731	$2,033	$412	$1,073	$6	$2,216	$-		$6,471
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$10	$-	$-	$-		$10
Impaired Loans With No Allowance Recorded	-	-	1	-	-	-	-		1
Total Loans Individually Evaluated For Impairment	$-	$-	$1	$10	$-	$-	$-		$11

(in thousands)	Construction	Commercial Real Estate		Residential		Commercial	Consumer and All Other
	and Land Development	Owner-Occupied	Non-Owner-Occupied	Real Estate	All Other Real Estate	and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of March 31, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$-	$-	$-	$189	$-	$450	$-		$639
Impaired Loans With No Allowance Recorded	-	1,571	-	-	-	396	-		1,967
Total Loans Individually Evaluated For Impairment	-	1,571	-	189	-	846	-		2,606
Loans Collectively Evaluated For Impairment	12,224	51,429	48,512	26,516	1,889	33,153	3,444		177,167
Loans Acquired With Deteriorated Credit Quality	2,881	16,975	11,961	5,362	-	2,958	186		40,323
Total Loans Held for Investment	$15,105	$69,975	$60,473	$32,067	$1,889	$36,957	$3,630		$220,096
Unpaid Principal Balance:									-
Impaired Loans With An Allowance Recorded	$-	$-	$-	$190	$-	$483	$-		$673
Impaired Loans With No Allowance Recorded	-	1,615	-	-	-	351	-		1,966
Total Loans Individually Evaluated For Impairment	-	1,615	-	190	-	834	-		2,639
Loans Collectively Evaluated For Impairment	12,224	51,429	48,512	26,516	1,889	33,153	3,444		177,167
Loans Acquired With Deteriorated Credit Quality	6,630	18,799	13,792	7,400	-	5,089	190		51,900
Total Loans Held for Investment	$18,854	$71,843	$62,304	$34,106	$1,889	$39,076	$3,634		$231,706
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$128	$-	$264	$-		$392
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	-	-	-	128	-	264	-		392
Loans Collectively Evaluated For Impairment	149	192	539	583	4	1,132	185	$156	2,940
Loans Acquired With Deteriorated Credit Quality	-	64	-	-	-	166	-		230
Total Loans Held for Investment	$149	$256	$539	$711	$4	$1,562	$185	$156	$3,562

For the Three Months Ended March 31, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$94	$-	$464	$-		$558
Impaired Loans With No Allowance Recorded	-	1,606	-	-	-	383	-		1,989
Total Loans Individually Evaluated For Impairment	$-	$1,606	$-	$94	$-	$847	$-		$2,547
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

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

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Balance at beginning of year	$1,734	$3,289
Measurement period adustments to Santa Lucia Bank fair values	-	(428)
Accretion to interest income	(708)	(260)
Loans reclassified to held for sale	-	(355)
Transfers from non-accretable discount to accretable	1,812	-
Balance at end of period	$2,838	$2,246

Note 6 —Common and Preferred Stock and Earnings (Loss) per Share

Common Stock

During 2010, the Company issued an aggregate of 5,000,000 shares of its common stock paired with warrants to purchase an additional 5,000,000 shares of its common stock (the “2010 Warrants”) for an aggregate purchase price of $25 million.  These securities were sold pursuant to the terms of a Securities Purchase Agreement dated December 22, 2009, as amended, by and between the Company and Carpenter Fund Manager GP, LLC (the “Manager”) on behalf of and as General Partner of Carpenter Community BancFund, L.P., Carpenter Community BancFund-A, L.P. and Carpenter Community BancFund-CA, L.P. (the “Investors”)(the “Securities Purchase Agreement”).  The 2010 Warrants were issued for a term of five years at an exercise price of $5.00 per share and contained customary anti-dilution provisions.  The Company used a substantial majority of the proceeds from the sale of securities under the Securities Purchase Agreement to enable a newly-formed wholly-owned subsidiary, Mission Asset Management, Inc., to purchase from the Bank certain non-performing loans and other real estate owned assets.

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

Bancorp-Issued Preferred Stock
As a result of a change in control in 2010, the Company lost its status as a Community Development Financial Institution (“CDFI”) in 2012.  Accordingly, the Company may be required to redeem the Company’s Series A and C preferred stock at a total redemption price of $1,000,000.  Those series of preferred stock are carried at their redemption values in the consolidated balance sheets and are classified as mezzanine financing rather than equity.

Mission Asset Management, Inc. Preferred Stock and Company Warrants
On October 21, 2011, for an aggregate purchase price of $10 million, Mission Asset Management, Inc. issued 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “2011 Warrants”).  The 2011 Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share.  In December 2011, 660,792 of the 2011 Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated.  From June 2012 through December 2012 an additional $5,000,000 of the MAM Preferred Stock was liquidated.  These preferred shares include redemption provisions that are outside the control of the Company.  Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $1,250,000 as of March 31, 2013.

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

Activity in the Company’s outstanding warrants follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	7,290,521	$4.90
Warrants cancelled in 2012	(6,541,849)	4.89
Warrants issued in 2012	6,659,780	5.00
Warrants exercised in 2012	(400,000)	5.00
Outstanding December 31, 2012	7,008,452	5.00
Warrants granted 1st Quarter 2013	-
Warrants exercised 1st Quarter 2013	-
Outstanding March 31, 2013	7,008,452	$5.00

Prior to the consummation of the transactions under the Securities Purchase Agreement, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares.  As of March 31, 2013, following the consummation of the transactions under the Securities Purchase Agreement, the rights offering, the 2011 warrants exercise, and the 2012 warrants exercises, the Manager is the beneficial owner of 6,328,179 shares of the common stock of the Company (not including warrants), or 77.6% of the issued and outstanding shares.

Earnings (Loss) per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net income (loss) among common stock and the various classes of preferred stock:

(in thousands, except per share data)	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$935	$(831)
Less earnings and dividends applicable to preferred stock:
Convertible preferred (Series A & C)	11	-
Non-convertible subsidiary-issued preferred stock	49	175
Net income allocated to all classes of preferred stock	60	175
Net income (loss) attributable to common stock	$875	$(1,006)

Average common shares outstanding	8,155,066	7,755,066
Dilutive effect of outstanding stock-based awards and other potential common shares	-	-
Average common shares used for diluted EPS	8,155,066	7,755,066

Basic earnings (loss) per common share	$0.11	$(0.13)
Diluted earnings (loss) per common share	$0.11	$(0.13)

The following potential common shares were excluded from diluted EPS in 2013: 452,900 outstanding stock options; 7,008,452 outstanding warrants and 220,264 shares related to convertible preferred shares, due to the exercise or conversion price of each exceeding the average market price of the Company’s common shares.  Excluded from diluted EPS in 2012 were 284,900 outstanding stock options; 7,390,348 outstanding warrants and 220,264 shares related to convertible preferred shares, as the Company incurred a net loss for the first quarter of 2012.

Note 7 —Income taxes

The Company recognized income tax expense of $19,000 in the first three months of 2013 and none in the comparable period of 2012.  In the first quarter of 2013, the provision for income tax was offset by available tax loss carry-forwards originating from 2008 through 2011.  The $19,000 income tax recorded in 2013 represents an accrual for alternative minimum tax related to utilizing those tax loss carry-forwards.

The Company continues to maintain a full valuation allowance for deferred income taxes, as a result of the Company being in a cumulative loss position as of March 31, 2013.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

No warrants were subject to fair value accounting as of March 31, 2013 or December 31, 2012.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2013
Available for sale securities:
U.S. Government agencies	$-	$22,149	$-	$22,149
Residential mortgage-backed securities	-	80,228	-	80,228
Municipal securities	-	19,449	-	19,449
Corporate debt securities	-	4,272	-	4,272
Asset-backed securities	-	16,820	-	16,820
Total available-for-sale securities	-	142,918	-	142,918
Loans held for sale	-	-	1,426	1,426
Total net assets measured at fair value on a recurring basis	$-	$142,918	$1,426	$144,344

December 31, 2012
Available for sale securities:
U.S. Government agencies	$-	$30,589	$-	$30,589
Residential mortgage-backed securities	-	61,660	-	61,660
Municipal securities	-	19,273	-	19,273
Corporate debt securities	-	2,996	-	2,996
Asset-backed securities	-	13,304	-	13,304
Total available-for-sale securities	-	127,822	-	127,822
Loans held for sale	-	-	1,548	1,548
Total net assets measured at fair value on a recurring basis	$-	$127,822	$1,548	$129,370

March 31, 2012
Available for sale securities:
U.S. Government agencies	$-	$26,998	$-	$26,998
Residential mortgage-backed securities	-	86,878	-	86,878
Municipal securities	-	4,813	-	4,813
Corporate debt securities	-	3,039	-	3,039
Asset-backed securities	-	6,894	-	6,894
Total available-for-sale securities	-	128,622	-	128,622
Loans held for sale	-	-	5,874	5,874
Warrant liability	-	-	(200)	(200)
Total net assets measured at fair value on a recurring basis	$-	$128,622	$5,674	$134,296

The fair value of securities available for sale equals quoted market prices, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  There were no changes in the valuation techniques used during 2013 or 2012 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the three months ended March 31, 2013.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Current Period Gains
March 31, 2013	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$97	$97	$(83)
Residential real estate	-	-	496	496	4
Commercial real estate - owner-occupied	-	-	1,423	1,423	19
Commercial real estate - non-owner-occupied	-	-	679	679	12
All other real estate	-	-	24	24	1
Construction and land development	-	-	201	201	2
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$2,920	$2,920	$(45)

Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$818	$818	$-

	Fair Value Measurements Using				Full Year Gains
December 31, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,969	$1,969	$7
Residential real estate	-	-	570	570	(324)
Commercial real estate - owner-occupied	-	-	2,232	2,232	(20)
Commercial real estate - non-owner-occupied	-	-	683	683	(66)
All other real estate	-	-	27	27	(2)
Construction and land development	-	-	452	452	(96)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$5,933	$5,933	$(501)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$818	$818	$(463)

	Fair Value Measurements Using				Current Period Gains
March 31, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$582	$582	$-
Residential real estate	-	-	61	61	-
Commercial real estate - owner-occupied	-	-	1,571	1,571	-
Commercial real estate - non-owner-occupied	-	-	-	-	(128)
All other real estate	-	-	-	-	-
Construction and land development	-	-	-	-	(190)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$2,214	$2,214	$(318)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$2,224	$2,224	$(358)

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

The following table presents a reconciliation of net assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first three months of 2013 and 2012:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	Three Months Ended March 31
	2013	2012
Balance at beginning of year	$1,548	$(1,464)
Net (decrease) increase in SBA loans held for sale	(66)	61
Loans held for sale transfered into Level 3	-	4,282
Settlements - principal reductions in loans held for sale	(197)	(21)
Loan participations sold to related party	-	(2,168)
Reduction in loans held for sale valuation reserve	141	-
Cancellation of warrants accounted for as liabilities	-	4,955
Changes in fair value of warrant liability	-	30
Balance at end of period	$1,426	$5,675

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	March 31, 2013		December 31, 2012		March 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$10,063	$10,063	$25,635	$25,635	$67,093	$67,093
Interest-bearing deposits in other banks	3,210	3,210	3,706	3,706	3,492	3,492
Investment securities	142,918	142,918	127,822	127,822	128,622	128,622
Loans held for sale	1,426	1,426	1,548	1,548	5,874	5,874
Loans, net of allowance for loan and lease losses	239,827	240,666	239,499	244,979	216,534	215,233
Federal Home Loan Bank and other stocks	6,868	6,868	6,822	6,822	3,801	3,801
Accrued interest receivable	1,238	1,238	1,361	1,361	1,216	1,216

Financial Liabilities:
Deposits	386,347	386,619	387,268	387,589	405,280	405,582
Junior subordinated debt securities	5,632	4,611	5,604	4,607	5,519	4,612
Accrued interest payable	115	115	111	111	205	205
Warrant liability	-	-	-	-	199	199

Note 9 — Recent Accounting Pronouncements

Adoption of New Accounting Standards

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

Reclassifications Out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued guidance within ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  The amendments in ASU 2013-02 to Topic 220, Comprehensive Income, update, supersede and replace the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and 2011-12.  The amendments require an entity to provide additional information about reclassifications out of accumulated other comprehensive income.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated statement of operations, its consolidated balance sheet, or its consolidated statement of cash flows and only impacts the presentation of other comprehensive income in the consolidated financial statements.

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

Overview of Results of Operations and Financial Condition

Overview

The Company

Mission Community Bancorp (“Bancorp”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Luis Obispo, California. It was incorporated on September 22, 2000 and acquired all the outstanding shares of Mission Community Bank in a one bank holding company organization effective December 15, 2000. The Bancorp’s principal activity is the ownership of all of the outstanding common stock of Mission Community Bank and any other subsidiaries it may acquire or establish. The Bancorp formed a wholly-owned subsidiary, Mission Community Capital Trust I, in 2003 solely to facilitate the issuance of trust preferred securities. In May 2010, the Bancorp formed its only other direct subsidiary, Mission Asset Management, Inc., in order to purchase certain of the non-performing assets of Mission Community Bank, which assets were purchased in June 2010.

Mission Community Bank, a wholly-owned subsidiary of the Bancorp, is a California state-chartered bank headquartered in San Luis Obispo, California. It is a member of the Federal Reserve System. The Bank operates five branches in the Central Coast area of California serving the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria. In addition, the Bank operates two loan production offices, one in San Luis Obispo with a primary focus on Small Business Administration lending and the other—focused on agricultural lending—is located in the city of Oxnard, in Ventura County. The Bank’s primary source of revenue is providing real estate, commercial loans and lines of credit and agricultural loans to customers who are predominately small and middle-market businesses. The Bank also provides loans, deposits, and other banking services to consumers through the branches and internet banking.

Executive Summary of Operating Results

First quarter, 2013 marks the fourth consecutive quarter of profitability for the Company. Net income for the three months ended March 31, 2013 was $935 thousand as compared to a net loss of ($831) thousand for the same period of 2012.  The improvement of $1.766 million was largely driven by $989 thousand of higher non-interest income and $811 thousand of lower non-interest expense. Net income applicable to common stock was $875 thousand this quarter as compared to a net loss applicable to common stock of $(1.006) million for the same three month period in 2011.

The higher non-interest income this quarter was due to gains of $414 thousand on the disposition of loans held for sale and $153 thousand higher net gains on securities sold. In addition, in first quarter, 2012 the Company recognized a loss of $358 thousand on the write-down of foreclosed real estate that did not reoccur this quarter, further improving earnings.

The decline in non-interest expenses of $811 thousand was mainly due to the non-repeat of acquisition related costs that followed the Santa Lucia Bank acquisition that closed in October, 2011. Following this acquisition, one-time costs were incurred in first quarter, 2012 that included $402 thousand in data processing and technology spend, while another $252 thousand was incurred for professional fees in connection with accounting and legal services, both of which were non-recurring in first quarter, 2013. Also contributing to the overall non-interest expense decline was $88 thousand less in salaries and benefits expense and $53 thousand less in marketing cost.

 As the credit quality of the loan portfolio stabilizes and improves, the provision for loan losses has continued to decline. In first quarter, 2013 the provision for loan loss was $100 thousand, $125 thousand less than first quarter, 2012. Partly offsetting the lower provision for loan losses was $140 thousand less in net interest income due to lower average earning assets.

In first quarter, 2013 return on average assets (annualized) was 0.89% and return on average equity (annualized) was 10.15%, as compared to first quarter, 2012 where loss on average assets was (0.73)% and loss on average equity was (8.85)%.

Income Summary

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three-month period ended March 31, 2013, net interest income was $4.425 million, representing a decrease of $140 thousand from first quarter, 2012 primarily due to less interest income on loans and investment securities as yields declined in the low rate environment. Partly offsetting this impact was lower interest expenses, as both the volume of deposits and rates paid on deposits were lower.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.57% for the three-month period ended March 31, 2013, an increase of 0.24% over the same period in 2012.  Loan discount accretion in first quarter, 2013 accounted for 1.13% of the 4.57% net interest margin in the first quarter of 2013 and 0.84% of the 4.33% net interest margin in 2012’s first quarter.

The tables that follow provide the relative impact of changes in average balance sheet information, interest earned and paid, average yields/rates and net interest income and margin of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month periods ended March 31, 2013 and 2012:

Consolidated Net Interest Analysis
(Dollars in thousands)

	For the Three Months Ended
	March 31, 2013				March 31, 2012
	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$244,184	$4,083	6.78	% *	$234,570	$4,299	7.37	% *
Investment securities*	130,999	573	1.77	% *	126,551	632	2.01	% *
Other interest income	17,072	12	0.28%		62,580	44	0.28%
Total interest-earning assets / interest income	392,255	4,668	4.83%		423,701	4,975	4.72%
Non-interest-earning assets:
Allowance for loan losses	(4,328)				(3,415)
Cash and due from banks	3,166				2,155
Premises and equipment	16,087				15,787
Other assets	16,545				18,605
Total assets	$423,725				$456,833

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$32,497	$12	0.15%		$27,177	$11	0.16%
Savings and Money Market deposit accounts	123,838	55	0.18%		129,545	61	0.19%
Certificates of deposit	96,367	99	0.42%		141,666	256	0.73%
Total interest-bearing deposits	252,702	166	0.27%		298,388	328	0.44%
Federal Home Loan Bank advances	578	-	0.19%		-	-	-
Junior subordinated debt securities	5,615	77	5.53%		5,503	82	6.02%
Total borrowed funds	6,193	77	5.03%		5,503	82	6.02%
Total interest-bearing liabilities / interest expense	258,895	243	0.38%		303,891	410	0.54%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	122,867				107,889
Other liabilities	4,586				7,294
Total liabilities	386,348				419,074
Shareholders' equity	37,377				37,759
Total liabilities and shareholders' equity	$423,725				$456,833
Net interest-rate spread			4.45%				4.18%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.12%				0.15%
Net interest income / margin on earning assets		$4,425	4.57	% **		$4,565	4.33	% **

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company.  Loan accretion and loan fees (net of loan origination costs) included in loan interest income for the three-month periods ended March 31, 2013 and 2012, were $997 thousand and $756 thousand, respectively.
** Net interest income as a % of earning assets

Excluding the merger-related discount accretion from the above tables, the average rates for the first three months of 2013 and 2012, respectively, would have been as follows: loans 4.90% and 5.71%; total interest-earning assets 3.69% and 3.87%; certificates of deposit 0.56% and 0.82%; total interest-bearing deposits 0.32% and 0.49%; trust preferred securities 2.38% and 2.65%; total interest-bearing liabilities 0.38% and 0.55; and net interest margin 3.44% and 3.49%.

Shown in the following table are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-month periods ended March 31, 2013 and 2012.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)	Three Months Ended March 31, 2013 Compared to 2012
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$172	$(388)	$(216)
Investment securities	22	(81)	(59)
Other interest income	(31)	(1)	(32)
Total increase (decrease) in interest income	163	(470)	(307)

Interest-bearing liabilities:
Transaction accounts	2	(1)	1
Savings deposits	(3)	(3)	(6)
Certificates of deposit	(67)	(90)	(157)
Total interest-bearing deposits	(68)	(94)	(162)

Junior subordinated debt securities	2	(7)	(5)
Total borrowed funds	2	(7)	(5)
Total decrease in interest expense	(66)	(101)	(167)

Increase (decrease) in net interest income	$229	$(369)	$(140)

Based on current economic forecasts, the Company anticipates that interest rates will likely remain at a very low level through 2013 and most of 2014. Should interest rates begin to increase in the market we would expect to see deposits re-price somewhat faster than loans in the short term as “floors rates” or minimum rates have been implemented on approximately 77% or $108 million of the variable rate loan portfolio.   Many of the floor rates are higher than the loan rate would be without the floor.  As a result, the portion of the variable rate loan portfolio with floors will not generate a material increase in interest income until the prime rate increases by at least 50 basis points from its current level.  The remaining 23% of variable rate loans will respond to rising rates more quickly.  A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months and any significant shortening of the duration of the security portfolio.

Provision for Loan Losses

The Bank recorded a $100 thousand provision for loan losses in first quarter, 2013 as compared to $225 thousand in the first quarter, 2012.

Loan charge-offs totaled $123 thousand with $18 thousand in recoveries for the first quarter 2013, as compared with $1 thousand of charge-offs and $12 thousand of recoveries for the same period in 2012.  The ratio of allowance for loan losses to total loans was 1.73% at March 31, 2013, as compared with 1.73% as of December 31, 2012.

The Bank provides for loan losses when required to bring the total allowance for loan losses to a level deemed appropriate for the risk in the loan portfolio. The determination of the appropriate level for the allowance is based on such factors as historical loss experience, the volume and type of lending conducted, the amount of nonperforming loans, regulatory standards, general economic conditions, and other factors related to the collectability of loans in the portfolio.

The provision for loan losses and allowance for loan losses reflect management’s consideration of the various risks in the loan portfolio.  Additional discussion of loan quality and the allowance for loan losses is provided in the Asset Quality, Potential Problem Loans and Allowance for Loan and Lease Losses sections of this report.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned.  For the three-month period ended March 31, 2013, non-interest income was $1.027 million, an increase of $989 thousand from the same period in 2012.

The following table shows the major components of and changes in non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2013	2012	$	%
Service charges on deposit accounts	$261	$207	$54	26%
Gain on sale of SBA-guaranteed loans	-	8	(8)	-100%
Net gains on disposition of other loans held for sale	414	12	402	3350%
Loan servicing fees, net of amortization	43	38	5	13%
Gain on sale or call of available-for-sale securities	153	1	152	15200%
Net losses or writedowns of fixed assets or other real estate	-	(358)	358	nm
Change in fair value of warrant liability	-	30	(30)	-100%
Increase in cash surrender value of life insurance	54	59	(5)	-8%
Other income and fees	102	41	61	149%
Total non-interest income	$1,027	$38	$989	2603%

nm - not meaningful

The increase in the first quarter of 2013 was primarily due to a $402 thousand higher gain on the disposition of loans held for sale, $152 thousand of higher gain on sale of securities and a $358 thousand decrease in losses and write-downs on other real estate owned.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business.  Non-interest expenses decreased by $811 thousand or 16% for the three months ended March 31, 2013 as compared to the first quarter of 2012.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended March 31,
	$ Amount		Change
	2013	2012	$	%
Salaries and employee benefits	$2,395	$2,483	$(88)	-4%
Occupancy expenses	423	455	(32)	-7%
Furniture and equipment	220	179	41	23%
Data processing	390	792	(402)	-51%
Professional fees	157	409	(252)	-62%
Marketing and business development	72	125	(53)	-42%
Office supplies and expenses	152	210	(58)	-28%
Insurance and regulatory assessments	138	153	(15)	-10%
Loan and lease expenses	92	64	28	44%
Other real estate expenses	7	46	(39)	-85%
Provision for unfunded loan commitments	25	-	25	nm
Amortization of core deposit intangible asset	101	101	-	0%
Other	226	192	34	18%
Total non-interest expense	$4,398	$5,209	$(811)	-16%

 nm = not meaningful

The decrease of $811 thousand in non-interest expense was principally due to lower data processing and professional fees that were incurred in first quarter, 2012 related to the Santa Lucia Bank acquisition that did not repeat in first quarter, 2013. In addition, various other expenses were also less as the Company continued to identify opportunities for greater efficiency.

Income Taxes

In the first quarter of 2013, despite pre-tax earnings of $954 thousand, the provision for income tax expense was offset by utilizing available tax loss carry-forwards originating from 2008 through 2011.  The $19 thousand of income tax recorded in first quarter, 2013 represents an accrual for alternative minimum tax related to utilization of those tax loss carry-forwards.

The Company continues to maintain a full valuation allowance for deferred income taxes as a result of the Company being in a cumulative loss position as of March 31, 2013.  The valuation allowance was first established in 2010.  The Company will continue to assess the likelihood of its ability to realize the deferred tax asset each quarter until such time that earnings evidence and projections demonstrate that it is more likely than not that the deferred tax asset can be fully utilized.

Balance Sheet Analysis

At March 31, 2013, consolidated assets totaled $433.7 million as compared with $435.2 million at December 31, 2012 and $457.1 million as of March 31, 2012.  This represents a decrease of $1.5 million over the past three months.  Total loans increased $201 thousand over prior quarter-end and increased $19.5 million or 8.6% from a year ago. Securities and cash equivalents decreased $0.7 million from prior quarter and decreased $42.7 million from March 31, 2012, partly due to the increase in loans and partly due to a decrease in deposits.  Overall deposits declined $0.9 million from December 31, 2012 and declined $18.9 million from a year ago, mainly due to a decrease in the higher rate time deposits. While total deposits remained essentially even in comparison to prior quarter and declined 4.7% from a year ago, the mix of deposits improved substantially over first quarter, 2012 as very low cost demand deposits increased 10.3% while higher cost time deposits declined 25.5%.  Shareholders’ equity increased $312 thousand over prior quarter and $4.425 million over first quarter, 2012.  The increase in shareholders’ equity was primarily due to higher earnings, partially offset by a reduction in net unrealized gains in the security portfolio.  See also the Capital section of this report.

The following table below set forth quarterly balance sheet changes growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	March 31, 2013		December 31, 2012		September 31, 2012		June 30, 2012		March 31, 2012
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(1,544)	-0.4%	$(8,110)	-1.8%	$(15,659)	-3.4%	$1,202	0.3%	$(5,538)	-1.2%
Earning Assets	(570)	-0.1%	(3,873)	-1.0%	(20,495)	-4.8%	1,300	0.3%	(2,210)	-0.5%
Loans	201	0.1%	8,263	3.5%	13,395	6.0%	(2,278)	-1.0%	(7,699)	-3.3%
Deposits	(921)	-0.2%	(2,140)	-0.5%	(19,237)	-4.7%	3,365	0.8%	(5,294)	-1.3%
Borrowings	-	-	(3,800)	-100.0%	3,800	-	-	-	-	-
Shareholders' Equity	312	0.8%	1,411	3.9%	963	2.8%	1,038	3.1%	4,273	14.4%

Loans

The following table shows the composition of our loan portfolio by type of loan (including loans held for sale) and the changes in their balances.  While changes to prior quarter-end were relatively small, growth of $14.2 million from first quarter, 2012 was most notable in farmland (“all other real estate loans”), agricultural loans, and consumer loans which are primarily auto loans.

Loan Composition
(Dollars in thousands)
	March 31, 2013		December 31, 2012		March 31, 2012
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$12,711	5.2%	$11,995	4.9%	$18,087	8.0%
Commercial real estate - owner-occupied	67,824	27.6%	72,036	29.4%	70,894	31.4%
Commercial real estate - non-owner-occupied	68,992	28.1%	69,145	28.2%	60,302	26.7%
Residential real estate	30,795	12.4%	31,501	12.8%	33,012	14.6%
All other real estate loans	12,686	5.2%	8,299	3.4%	2,014	0.9%
Commercial and industrial loans	29,955	12.2%	33,580	13.7%	26,019	11.5%
Agricultural loans	16,089	6.6%	14,252	5.8%	9,524	4.2%
Municipal loans	2,342	1.0%	2,347	1.0%	2,388	1.1%
Leases, net of unearned income	976	0.4%	1,057	0.4%	1,835	0.8%
Consumer loans	3,120	1.3%	1,077	0.4%	1,895	0.8%
Total loans	$245,490	100.0%	$245,289	100.0%	$225,970	100.0%

Asset Quality

Non-accrual loans (including loans held for sale) totaled $10.1 million at March 31, 2013 down from 10.2 million at December 31, 2012 and higher than March 31, 2012’s  balance of $8.2 million.

Managemnt classifies loans as non-accrual when principal or interest is past due 90 days or more based on the contractual terms of the loan, unless the loan is well-secured and in the process of collection.  Loans that are not past-due 90 days or more will also be classified as non-accrual when, in the opinion of management, there exists a reasonable doubt as to the full and timely collection of either principal or interest.  Once a loan is classified as non-accrual, it may not be reclassified as an accruing loan until all principal and interest payments are brought current and the loan is considered to be collectible as to both principal and interest.

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

The following table provides information about the Company’s non-performing loans, including quality ratios as of March 31, 2013, December 31, 2012, and March 31, 2012:

Non-Performing Assets*
(in thousands)	March 31	December 31	March 31
	2013	2012	2012
Loans in nonaccrual status:
Nonaccrual loans held for investment	$8,992	$9,068	$5,475
Nonaccrual loans held for sale**	1,093	1,142	2,774
Loans past due 90 days or more and accruing	88	-	-
Restructured loans in accruing status	717	722	200
Total nonperforming loans	10,890	10,932	8,449
Foreclosed real estate	493	493	1,824
Total nonperforming assets	$11,383	$11,425	$10,273

Real estate held by parent company	325	325	400
Total nonperforming loans and other real estate owned	$11,708	$11,750	$10,673

Allowance for loan and lease losses allocated to impaired loans	$1,290	$1,231	$392
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	2,947	3,011	3,170
Total allowance for loan and lease losses	$4,237	$4,242	$3,562

Asset quality ratios:
Non-performing assets to total assets	2.62%	2.63%	2.24%
Excluding loans held for sale**	2.38%	2.37%	1.66%

Non-performing loans to total loans	4.44%	4.46%	3.74%
Excluding loans held for sale**	4.01%	4.02%	2.58%

Allowance for loan and lease losses to total loans	1.73%	1.73%	1.58%
Excluding loans held for sale**	1.74%	1.74%	1.62%

Allowance for loan and lease losses to total non-performing loans	39%	39%	42%
Excluding non-performing loans held for sale**	43%	43%	63%

 *  Table combines bank and non-bank subsidiaries
 ** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank.  Loans held for sale are carried at fair value.

The level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and subsequent reduction in real estate collateral values that occurred over the past few years.  Of the $10.1 million in non-accrual loan balances at March 31, 2013, 53% of these loans were current with their payments. The $10.9 million of non-performing loans as of March 31, 2013, includes $1.0 million of SBA-guaranteed loans, which are supported by $720 thousand of SBA loan guarantees.  The remaining $9.1 million of non-performing loans are loans which management has determined to be impaired.  A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss.  Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $1.290 million and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at March 31, 2013 were $11.7 million, approximately even with the prior quarter and $1.2 million higher than the $10.5 million balance at December 31, 2012.

Potential Problem Loans

At March 31, 2013, the Company had approximately $4.3 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention.  Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality as of March 31, 2013, as measured by loan delinquencies and by the Company’s internal asset quality rating system, is stable and well managed, there can be no assurances that continuing economic weakness will not lead to new problem loans in future periods.  A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general.  The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at March 31, 2013 totaled $4.237 million, a decrease of $5 thousand from December 31, 2012 and $675 thousand higher than first quarter 2012.  The ratio of ALLL to total loans at March 31, 2013 was 1.73%, as compared with 1.73% at December 31, 2012 and 1.58% at March 31, 2012.  At March 31, 2013 and 2012, the ratio of ALLL to total non-performing loans was 39% and 42%, respectively. Both the ALLL to total loan ratio and the ALLL to total non-performing loans ratio are affected by the purchase discount taken on loans acquired during the acquisition of Santa Lucia Bank in October, 2011. If the credit-related portion of the purchase discount on such loans were included in the ALLL, the ALLL to total loans ratio would be 4.37% and the ALLL to total non-performing loans would be 101% at March 31, 2013.

The following table provides an analysis of the changes in the ALLL for the three-month and twelve-month periods ended March 31, 2013 and 2012:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$4,242	$3,326
Provision for loan losses	100	225
Loans charged off	(123)	(1)
Recoveries of previous charge-offs	18	12
Net (charge-offs) recoveries	(105)	11
Balance at end of period	$4,237	$3,562

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	1.73%	1.58%
Period end loans, excluding loans held for sale*	1.74%	1.62%
Total non-performing loans, including loans held for sale	39%	42%
Non-performing loans, excluding loans held for sale*	43%	63%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.17%	-0.02%
Provision for loan losses	0.17%	0.39%

Total loans, including loans held for sale	$245,490	$225,970
Loans excluding loans held for sale	244,064	220,096

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

The Company provides for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate by management to be adequate for probable losses incurred as of the balance sheet date. At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical loss experience for each type of loan, the volume and type of lending conducted, the amount of identified potential loss associated with specific nonperforming loans, collateral values, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Based on its quarterly review, management believes that the allowance for loan losses at March 31, 2013, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.   Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments.  As of March 31, 2013, this reserve totaled $431 thousand as compared to $406 thousand as of December 31, 2012 and $381 thousand from March 31, 2012.  The reserve for undisbursed loan commitments is included in other liabilities in the consolidated balance sheet and changes to this reserve are recorded as adjustments to non-interest expenses.

Investments

All but one of the securities in the Bank’s investment portfolio are considered to be investment grade. The one security below investment grade has been fully reserved for.  The portfolio consists of a mixture of fixed-rate US agency securities (15%), fixed-rate mortgage-backed securities (35%), floating-rate mortgage-backed securities (21%), fixed-rate tax-exempt municipal securities (14%), and other fixed-rate securities (12%) and floating-rate securities (3%).   The weighted average life of the portfolio, based on projected prepayment speeds, is 4.8 years with an approximate effective duration of 3.2 years.

Deposits

Deposits are the primary source of funding for lending and investing needs.  Total deposits were $386.3 million as of March 31, 2013 as compared with $387.3 million at December 31, 2012 and $405.3 million at March 31, 2012. As noted earlier, while deposits were essentially flat to prior quarter and $18.9 million less than first quarter, 2012, the mix of deposits was substantially improved following the acquisition of Santa Lucia Bank in October, 2011. Subsequent to acquisition, the higher interest rate time deposits declined $34.4 million and the lower rate demand deposit and money market account deposits increased $15.5 million as of March 31, 2013.  Noninterest-bearing demand deposits increased from 28% of total deposits at March 31, 2012, to 32% at March 31, 2013.

The Bank generally prices interest-bearing deposits competitively based on periodic interest rate surveys in the local market and based on the Bank’s own balance sheet needs.  Deposit rates are adjusted as needed using a deposit pricing model that considers the type of product, competition, interest rate yield curve, depth of customer relationship, the Bank’s cost of funds, liquidity profile and other asset and liability considerations.  The Net Interest Analysis and Rate/Volume Analysis provided earlier in this Discussion contain information regarding the average rates paid on deposits for the first three months of 2012 and 2013.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) as well as the Insured Cash Sweep (“ICS”) programs.  These programs provide customers the ability to deposit their money into CDARS certificates of deposit and/or ICS money market accounts in excess of $250,000, which is the FDIC insurable deposit limit, yet retain FDIC insurance over the total deposit.  In order to obtain this level of insurance, the CDARS and ICS programs act as clearinghouses among banks, splitting the deposit and then matching them with other banks in the CDARS and ICS network of approximately 3,000 banks in increments of less than $250,000 per depositor, thereby qualifying for full FDIC insurance and keeping the total deposit with our bank.  The CDARS and ICS programs are attractive to large depositors who are more interested in their deposits being fully insured by the FDIC than they are in seeking higher interest rates. As of March 31, 2013, the Bank had issued $20.3 million of certificates of deposit to local customers through the CDARS program and $11.2 million through the ICS program.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the Federal Home Loan Bank of San Francisco (“FHLB”).  The Bank had no outstanding borrowings from the FHLB as of March 31, 2013 or December 31, 2012.

Capital

Total shareholders’ equity has increased by $312 thousand from fourth quarter 2012 and $3.723 million from first quarter, 2012, primarily due to higher net income, partially offset by less unrealized net security gains and losses.

The following table sets forth the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2013, December 31, 2012, and March 31, 2012:

Mission Community Bank
Capital Ratios
(dollars in thousands)			Amount of Capital Required To Be
	Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total Capital (to Risk-Weighted Assets)	$41,456	13.61%	$30,465	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$37,637	12.35%	$18,279	6.0%
Tier 1 Capital (to Average Assets)	$37,637	8.99%	$20,925	5.0%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$40,544	13.65%	$29,703	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$36,820	12.40%	$17,822	6.0%
Tier 1 Capital (to Average Assets)	$36,820	8.61%	$21,391	5.0%

As of March 31, 2012:
Total Capital (to Risk-Weighted Assets)	$37,720	14.03%	$26,887	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$34,387	12.79%	$16,132	6.0%
Tier 1 Capital (to Average Assets)	$34,387	7.72%	$22,284	5.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements.  However, regulatory capital amounts and ratios for the Company (consolidated) are as follows:

Mission Community Bancorp
Regulatory Capital Ratios	March 31, 2013		December 31, 2012		March 31, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$44,206	14.39%	$43,802	14.62%	$43,506	15.90%
Tier 1 Capital (to Risk-Weighted Assets)	$40,367	13.14%	$40,057	13.37%	$40,086	14.65%
Tier 1 Capital (to Average Assets)	$40,367	9.59%	$40,057	9.30%	$40,086	8.83%

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded.  The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit.  Cash and cash equivalents (such as federal funds sold) are the primary means for providing immediate liquidity.  Borrowings from established lines of credit with the FHLB and other banks are additional sources of  readily available liquidity.  The Company had $10.1 million in cash and cash equivalents as of March 31, 2013 as compared with $25.6 million as of December 31, 2012.

In order to manage the Bank’s liquidity requirements, the Bank strives to maintain an appropriate ratio of loans to deposits and to maintain sufficient off-balance-sheet sources of liquidity which may be drawn upon when or if needed.  As of March 31, 2013 the Company’s loan-to-deposit ratio was 63% as compared with 56% as of December 31, 2012.  A low loan-to-deposit ratio indicates that the Bank has sufficient liquidity in place to meet potential needs for loan funding and/or deposit withdrawals.  The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, grew to 47.1% as of March 31, 2013, as compared with 46.2% as of December 31, 2012.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB.  FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years.  As of March 31, 2013, the Bank had no outstanding borrowings from the FHLB.  Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased.  The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets.  Based on this limitation and loans and securities pledged as of March 31, 2013, up to $108.2 million could be borrowed from the FHLB if needed.  FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis.  The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

The Bank also has the ability to access the Federal Reserve Board’s “Discount Window” to the extent that collateral is delivered to them.

Off-Balance-Sheet Arrangements

In the normal course of business, the Company enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.

As of the dates indicated, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	March 31,	December 31,	March 31,
	2013	2012	2012
Commitments to Extend Credit	$48,377	$41,155	$38,193
Standby Letters of Credit	2,305	2,365	1,836
	$50,682	$43,520	$40,029

The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  Management has established a reserve for undisbursed loan commitments that at March 31, 2013 totaled $431 thousand ($406 thousand as of December 31, 2012 and $381 thousand as of March 31, 2012) and is included in other liabilities in the consolidated balance sheet.

The Company uses the same credit policies in making commitments as it does for loans reflected in the financial statements.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted as there is no guarantee the lines of credit will ever be used.

Effects of Inflation and Economic Issues

A financial institution’s asset and liability structure is substantially different from that of an industrial firm in that primarily all assets and liabilities of a bank are monetary in nature, with relatively low levels of investment in fixed assets or inventories.  Inflation and its impact on interest rates have a very direct effect on the Company’s balance sheet and earnings. Management believes that the impact of inflation on financial results has much to do with  the Company’s ability to anticipate and respond to such changes. Management endeavors to structure its balance sheet and mix of financial instruments to benefit from all interest rate trends and at the same time to do that within a well defined set of parameters to avoid excessive risk to capital, liquidity and earnings.

The Company’s growth and earnings performance will also be influenced by the local economies it serves. As we entered 2013 overall economic activity and unemployment in California continued to reflect slow and steady progress.  However, recent domestic and international economic reports remind us of how fragile and slow this recovery is. California continues to outpace the overall U.S. economic recovery with private sector job creation, lower levels of unemployment, and what seems like a strong bounce to the housing market recovery.

Real estate has been one of the major shifts in all of California over the past twelve months, transitioning from a drag on the economic recovery to becoming a driver of growth in the state with the median price of an existing single-family home up 23% last year according to economists. Construction, supported by the resurgence of residential construction around the state, is helping to fuel job growth. In San Luis Obispo County, where we do the majority of our business, lack of residential inventory has created opportunities to build and the market is seeing the start of new construction. In both San Luis Obispo and the North County movement in multifamily land development and renewed interest in identifying projects is occurring. In the commercial real estate sector, despite the slow economic recovery, the retail segment remains flat with slight increases in vacancy. The office segment, on the other hand, is faring better with vacancy declining from 25% last year to 8.6% this year.

California’s leisure and hospitality segment remains an economic force, particularly in the Central Coast where we do business, with hotel occupancy over 70% as compared to 62% nationwide.  As of January, the state’s restaurants, hotels, and entertainment businesses have expanded by more than 4%. Exports of agricultural products including livestock, fruits and nuts, as well as high-tech items like aircraft all increased by more than 20%. Locally, the Central Coast wine industry continues to gain important recognition with growth in investment, sales, and export evident. Buildings supporting viticulture are continuing to be built, while agricultural land values continue very strong.

Given several positive economic developments in the communities we serve, we continue to be optimistic with regard to how this will translate into increased business for the Company. At the same time, we are mindful of the economic uncertainties of this recovery and the intense competition in our marketplace from larger banks which will influence our balance sheet and earnings growth into the future.

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

Under the supervision of our management, including our principal executive officer and principal financial officer, the Company conducted, as of March 31, 2013, an assessment of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(EE)	Included in the Company's Form 10-K filed on March 31, 2011, and incorporated herein by reference

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ James W. Lokey
JAMES W. LOKEY
Chairman and Chief Executive Officer
Dated: May 3, 2013

By:	/s/ Thomas J. Tolda
THOMAS J. TOLDA
Executive Vice President and Chief Financial Officer
Dated: May 3, 2013