Form 10-Q
period 2013-06-30
MISSION COMMUNITY BANCORP
filed 2013-08-12
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,755,066 shares of common stock outstanding as of August 8, 2013.

Mission Community Bancorp

June 30, 2013

PART I

Item 1. Financial Statements

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

(dollars in thousands)

	June 30, 2013	December 31, 2012	June 30, 2012
Assets
Cash and due from banks	$12,125	$25,635	$27,256
Total cash and cash equivalents	12,125	25,635	27,256
Certificates of deposit in other banks	2,224	3,706	5,176
Investment securities available for sale	149,941	127,822	171,472

Loans held for sale	2,885	1,548	4,280

Loans, net of unearned income	247,954	243,741	219,351
Less allowance for loan and lease losses	(4,232)	(4,242)	(3,781)
Net loans	243,722	239,499	215,570

Federal Home Loan Bank stock and other investments	6,927	6,822	3,800
Premises and equipment	15,736	16,131	16,027
Other real estate owned	790	818	2,299
Company owned life insurance	8,123	8,015	7,901
Core deposit intangible asset, net of accumulated amortization	2,563	2,765	2,967
Accrued interest and other assets	1,920	2,446	2,228
Total Assets	$446,956	$435,207	$458,976

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$134,666	$130,694	$126,003
Money market, NOW and savings	155,524	154,074	159,483
Time certificates of deposit	107,485	102,500	123,159
Total deposits	397,675	387,268	408,645
Other borrowings	3,000	-	-
Junior subordinated debt securities	5,660	5,604	5,548
Accrued interest and other liabilities	1,956	2,063	2,130
Warrant liability	-	-	150
Total liabilities	408,291	394,935	416,473
Mezzanine financing:
Redeemable Bancorp-issued preferred stock, Series A, B and C; liquidation value of $1,000 at June 30, 2013 and December 31, 2012, and $1,205 at June 30, 2012	1,000	1,000	1,205
Redeemable subsidiary-issued preferred stock; liquidation value of $650 at June 30, 2013, $2,000 at December 31, 2012, and $6,400 at June 30, 2012	650	2,000	6,400

Shareholders' equity:
Common stock - 50,000,000 shares authorized; issued and outstanding: 8,755,066 at June 30, 2013, 8,155,066 at December 31, 2012, and 7,855,066 at June 30, 2012	45,825	42,825	41,325
Additional paid-in capital	8,856	8,768	8,533
Accumulated deficit	(14,668)	(16,122)	(17,096)
Accumulated other comprehensive income (loss)	(2,998)	1,801	2,136
Total shareholders' equity	37,015	37,272	34,898
Total Liabilities and Shareholders' Equity	$446,956	$435,207	$458,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(dollars in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$3,845	$4,351	$7,928	$8,650
Interest on investment securities	663	707	1,236	1,339
Other interest income	11	24	23	68
Total interest income	4,519	5,082	9,187	10,057
Interest Expense
Interest on money market, NOW and savings deposits	67	69	134	141
Interest on time certificates of deposit	97	196	196	452
Other interest expense	81	82	158	164
Total interest expense	245	347	488	757
Net interest income	4,274	4,735	8,699	9,300
Provision for loan and lease losses	-	225	100	450
Net interest income after provision for loan and lease losses	4,274	4,510	8,599	8,850
Non-interest income
Service charges on deposit accounts	296	248	557	455
Gain on sale of SBA-guaranteed loans	-	-	-	8
Net gains on disposition of other loans held for sale	195	14	609	26
Loan servicing fees, net of amortization	35	44	78	82
Gain on sale or call of available-for-sale securities	21	526	174	527
Gain (loss) or (writedown) of other real estate owned	(28)	70	(28)	(288)
Change in fair value of warrant liability	-	49	-	79
Increase in cash surrender value of life insurance	54	56	108	115
Other income and fees	155	57	257	98
Total non-interest income	728	1,064	1,755	1,102
Non-interest expense
Salaries and employee benefits	2,338	2,370	4,733	4,853
Occupancy expenses	399	467	818	922
Furniture and equipment	196	256	420	435
Data processing	438	549	828	1,341
Professional fees	178	326	335	735
Marketing and business development	97	91	169	216
Office supplies and expenses	149	182	301	392
Insurance and regulatory assessments	146	170	284	323
Loan and lease expenses	121	126	213	190
Other real estate expenses	2	103	9	149
Provision for unfunded loan commitments	-	-	25	-
Amortization of core deposit intangible asset	101	101	202	202
Other expenses	228	308	454	500
Total non-interest expense	4,393	5,049	8,791	10,258
Income (loss) before income taxes	609	525	1,563	(306)
Income tax expense	20	3	39	3
Net income (loss)	$589	$522	$1,524	$(309)
Less earnings and dividends attributable to preferred stock	27	174	87	349
Net income (loss) attributable to common stock	$562	$348	$1,437	$(658)

Per Common Share Data:
Net income (loss) - basic	$0.07	$0.04	$0.17	$(0.08)
Net income (loss) - diluted	$0.07	$0.04	$0.17	$(0.08)
Average common shares outstanding - basic	8,340,066	7,766,055	8,247,055	7,760,561
Average common shares outstanding - diluted	8,357,475	7,766,055	8,274,031	N/A

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$589	$522	$1,524	$(309)

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of taxes of $-0-	(4,159)	678	(4,625)	967
Less reclassification adjustment for securities gains included in net income, net of taxes of $-0-	(21)	(526)	(174)	(527)
Other comprehensive income (loss)	(4,180)	152	(4,799)	440

Comprehensive income (loss)	$(3,591)	$674	$(3,275)	$131

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited - dollars in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2013	8,155,066	$42,825	$8,768	$(16,122)	$1,801	$37,272

Exercise of common stock warrants	600,000	3,000				3,000

Dividends declared on subsidiary-issued preferred stock				(70)		(70)

Stock-based compensation			88			88

Net income				1,524		1,524

Other comprehensive loss	-	-	-	-	(4,799)	(4,799)

Balance at June 30, 2013	8,755,066	$45,825	$8,856	$(14,668)	$(2,998)	$37,015

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands)

	For the Six Months Ended
	June 30, 2013	June 30, 2012
Operating Activities
Net income (loss)	$1,524	$(309)
Adjustments to reconcile net income (loss) income to net cash provided by (used in) operating activities:
Depreciation	486	479
Accretion of discount on securities and loans, net	686	684
Amortization of core deposit intangible asset	202	202
Accretion of discount on assets acquired in merger	(1,607)	(1,670)
Amortization of discount on liabilities assumed in merger	56	56
Provision for loan and lease losses	100	450
Provision for losses on unfunded loan commitments	25	-
Stock-based compensation	88	73
Gain on sale or call of available-for-sale securities	(174)	(527)
Gain on sale of loans	-	(8)
Gains on disposition of loans held for sale	(609)	(26)
Change in the fair value of warrant liability	-	(79)
Net losses and writedowns of fixed assets or other real estate owned	28	288
Increase in company-owned life insurance	(108)	(115)
Reinvested earnings from FHLB stock and other investments	(124)	-
Net increase in accrued taxes receivable	(11)	-
Other, net	439	(145)
Proceeds from loan sales	-	101
Loans originated for sale	(927)	-
Net cash provided by (used in) operating activities	74	(546)
Investing Activities
Net decrease (increase) in deposits in other banks	1,482	(1,584)
Purchase of available-for-sale securities	(77,768)	(87,337)
Proceeds from maturities, calls and paydowns of available-for-sale securities	20,766	19,557
Proceeds from sales of available-for-sale securities	29,552	24,873
Net (increase) decrease in loans held for investment	(1,781)	6,582
Net (increase) decrease in loans held for sale	(728)	3,456
Net decrease in FHLB stock and other investments	20	126
Purchases of premises and equipment	(91)	(247)
Proceeds from sale of premises and equipment	-	17
Proceeds from sale of other real estate owned	-	3,132
Net cash (used in) investing activities	(28,548)	(31,425)
Financing Activities
Net increase in demand deposits and savings accounts	5,422	24,108
Net increase (decrease) increase in time deposits	4,985	(26,037)
Net increase (decrease) in other borrowings and mezzanine financing	1,650	(600)
Proceeds from exercise of common stock warrants	3,000	500
Payment of dividends on preferred stock	(93)	(365)
Net cash provided by (used in) financing activities	14,964	(2,394)
Net (decrease) in cash and cash equivalents	(13,510)	(34,365)
Cash and cash equivalents at beginning of period	25,635	61,621
Cash and cash equivalents at end of period	$12,125	$27,256

Non-cash changes:
Change in unrealized gains (losses) on available-for-sale securities	$(4,799)	$440
Loans reclassified to held for sale	-	4,583
Real estate acquired by foreclosure	-	492
Adjustments to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	1,130
Cancellation of warrants accounted for as liabilities	-	(4,955)
Supplemental disclosures of cash flow information:
Interest paid	490	933
Taxes paid	50	3

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial statements for the three-month and six-month periods ended June 30, 2013 and 2012 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

Certain reclassifications have been made to prior period balances to conform to classifications in 2013, with no impact to previously reported net income (loss) or shareholders’ equity.

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

No options were granted in either of the six-month periods ended June 30, 2013 and 2012.

During the six-month periods ended June 30, 2013 and 2012, the Company recognized pre-tax stock-based compensation expense of $88,000 and $73,000, respectively. As of June 30, 2013, the Company has unvested options outstanding with unrecognized compensation expense totaling $216,000, which is scheduled to be recognized as follows (in thousands):

July 1 through December 31, 2013	$31
2014	62
2015	62
2016	51
2017	10
Total unrecognized compensation cost	$216

No options outstanding were “in the money” as of June 30, 2013.

The following table summarizes information about stock option activity for the six months ended June 30, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding at beginning of period	456,900	$6.12
Options granted	-
Options exercised	-
Options expired unexercised	-
Options forfeited	(4,000)	5.00
Outstanding at end of period	452,900	$6.13	8.2	$-

Options exercisable at end of period	219,900	$7.33	7.2	$-

Options Vested or Expected to Vest	452,900	$6.13	8.2	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent. The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2013:
U.S. Government agencies	$25,212	$201	$(690)	$24,723
Residential mortgage-backed securities	87,308	415	(2,344)	85,379
Municipal securities	17,018	57	(228)	16,847
Corporate debt securities	3,250	8	(22)	3,236
Asset-backed securities	20,151	-	(395)	19,756
	$152,939	$681	$(3,679)	$149,941

December 31, 2012:
U.S. Government agencies	$30,007	$589	$(7)	$30,589
Residential mortgage-backed securities	60,550	1,159	(49)	61,660
Municipal securities	19,247	132	(106)	19,273
Corporate debt securities	3,015	2	(21)	2,996
Asset-backed securities	13,202	112	(10)	13,304
	$126,021	$1,994	$(193)	$127,822

June 30, 2012:
U.S. Government agencies	$64,113	$617	$(13)	$64,717
Residential mortgage-backed securities	82,098	1,285	(48)	83,335
Municipal securities	4,593	230	-	4,823
Corporate debt securities	3,037	2	(12)	3,027
Asset-backed securities	15,495	88	(13)	15,570
	$169,336	$2,222	$(86)	$171,472

The scheduled maturities of investment securities at June 30, 2013, were as follows. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized Cost	Fair Value
Within one year	$305	$305
Due in one year to five years	7,876	7,830
Due in five years to ten years	36,845	36,178
Due in greater than ten years	107,913	105,628
	$152,939	$149,941

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2013:
U.S. Government agencies	$16,934	$690	$-	$-	$16,934	$690
Residential mortgage-backed securities	70,659	2,344	-	-	70,659	2,344
Municipal securities	13,521	228	-	-	13,521	228
Corporate debt securities	2,228	22	-	-	2,228	22
Asset-backed securities	19,755	395	-	-	19,755	395
	$123,097	$3,679	$-	$-	$123,097	$3,679

December 31, 2012:
U.S. Government agencies	$3,005	$7	$-	$-	$3,005	$7
Residential mortgage-backed securities	7,605	49	-	-	7,605	49
Municipal securities	12,168	106	-	-	12,168	106
Corporate debt securities	1,979	21	-	-	1,979	21
Asset-backed securities	3,174	10	-	-	3,174	10
	$27,931	$193	$-	$-	$27,931	$193

June 30, 2012:
U.S. Government agencies	6,991	$13	$-	$-	$6,991	$13
Residential mortgage-backed securities	18,392	48	-	-	18,392	48
Municipal securities	-	-	-	-	-	-
Corporate debt securities	1,988	12	-	-	1,988	12
Asset-backed securities	2,402	13	-	-	2,402	13
	$29,773	$86	$-	$-	$29,773	$86

As of June 30, 2013, the Company held 93 securities that had been in an unrealized loss position for less than 12 months. No securities have been in an unrealized loss position for 12 months or longer as of June 30, 2013. The unrealized losses relate principally to changes in market interest rate conditions. All of the securities continue to pay as scheduled. When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery. As of June 30, 2013, management did not have the intent to sell these securities nor did it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis. Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of June 30, 2013, are other than temporarily impaired. However, in light of continued declines in the fair values of these securities, as a result of recent increases in long- and immediate-term market interest rates, subsequent to June 30, 2013, management has begun reevaluating its intention to hold all of these securities until maturity or until recovery of its amortized cost basis.

Gross gains totaling $179,000 and losses of $5,000 were recognized in the first six months of 2013 on sales of $29,374,000 of securities. During the first six months of 2012, $24,877,000 of securities were sold, resulting in gains of $527,000 and no losses.

As of June 30, 2013, investment securities carried at $33,234,000 were pledged to secure public deposits, as required by law. Investment securities carried at $16,765,000 as of June 30, 2013, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco. Securities carried at $3,608,000 as of June 30, 2013, were pledged to secure potential intra-day overdrafts at the Federal Reserve Bank of San Francisco (“FRB”).

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	June 30, 2013		December 31, 2012		June 30, 2012
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$11,542	4.6%	$11,995	4.9%	$17,293	7.7%
Commercial real estate - owner-occupied	70,251	28.0%	72,036	29.4%	68,264	30.5%
Commercial real estate - non-owner-occupied	74,261	29.6%	69,145	28.2%	64,484	28.8%
Residential real estate	29,057	11.6%	31,501	12.8%	34,224	15.3%
Farnland and all other real estate loans	17,541	7.0%	8,299	3.4%	2,003	0.9%
Commercial and industrial loans	32,709	13.1%	33,580	13.7%	28,780	12.9%
Agricultural loans	7,455	3.0%	14,252	5.8%	3,119	1.4%
Municipal loans	2,338	0.9%	2,347	1.0%	2,384	1.1%
Leases, net of unearned income	841	0.3%	1,057	0.4%	1,722	0.8%
Consumer loans	4,844	1.9%	1,077	0.4%	1,358	0.6%
Total loans	$250,839	100.0%	$245,289	100.0%	$223,631	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	June 30, 2013		December 31, 2012		June 30, 2012
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$1,914	0.8%	$346	0.1%	$571	0.3%
Real estate	971	0.4%	1,202	0.5%	1,955	0.9%
Construction and land development	-	0.0%	-	0.0%	1,754	0.8%
Total loans held for sale	$2,885	1.2%	$1,548	0.6%	$4,280	1.9%

* Consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans. A separate allowance for loan and lease losses is provided for loans held for investment. Loans held for sale, including $633,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of June 30, 2013, and December 31, 2012, loans totaling $224,995,000 and $218,802,000, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale). Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month and six-month periods ended June 30:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30
	2013	2012	2013	2012

Balance at beginning of period	$4,237	$3,562	$4,242	$3,326
Provision for loan and lease losses charged to expense	-	225	100	450
Loans charged off	(71)	(121)	(194)	(122)
Recoveries on loans previously charged off	66	115	84	127
Balance at end of period	$4,232	$3,781	$4,232	$3,781

Changes in the allowance for loan and lease losses for the three-month periods ended June 30, 2013 and 2012, are shown below disaggregated by portfolio segment:

	Three Months Ended June 30, 2013
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$372	$55	$-	$-	$427
Commercial real estate - owner-occupied	357	(12)	-	-	345
Commercial real estate - non-owner-occupied	598	38	-	-	636
Residential real estate	989	10	-	2	1,001
All other real estate loans	65	24	-	-	89
Commercial and industrial loans	1,670	(212)	(23)	64	1,499
Consumer and all other loans and lease financing	75	76	(48)	-	103
Unallocated	111	21	-	-	132
Totals	$4,237	$-	$(71)	$66	$4,232

	Three Months Ended June 30, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$149	$217	$-	$-	$366
Commercial real estate - owner-occupied	256	247	-	1	504
Commercial real estate - non-owner-occupied	539	345	-	-	884
Residential real estate	711	(53)	-	-	658
All other real estate loans	4	3	-	-	7
Commercial and industrial loans	1,562	(330)	(100)	66	1,198
Consumer and all other loans and lease financing	185	(79)	(21)	48	133
Unallocated	156	(125)	-	-	31
Totals	$3,562	$225	$(121)	$115	$3,781

	Six Months Ended June 30, 2013
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$321	$106	$-	$-	$427
Commercial real estate - owner-occupied	463	(118)	-	-	345
Commercial real estate - non-owner-occupied	730	(93)	-	-	637
Residential real estate	906	207	(117)	5	1,001
All other real estate loans	35	54	-	-	89
Commercial and industrial loans	1,735	(294)	(23)	79	1,497
Consumer and all other loans and lease financing	51	107	(54)	-	104
Unallocated	1	131	-	-	132
Totals	$4,242	$100	$(194)	$84	$4,232

	Six Months Ended June 30, 2012
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$157	$209	$-	$-	$366
Commercial real estate - owner-occupied	253	250	-	1	504
Commercial real estate - non-owner-occupied	675	208	-	-	883
Residential real estate	640	18	-	-	658
All other real estate loans	4	3	-	-	7
Commercial and industrial loans	1,363	(140)	(101)	76	1,198
Consumer and all other loans and lease financing	124	(19)	(21)	50	134
Unallocated	110	(79)	-	-	31
Totals	$3,326	$450	$(122)	$127	$3,781

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

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal asset quality ratings as of the dates indicated:

Loans by Asset Quality Rating (excluding loans held for sale*)	Asset Quality Ratings
(in thousands)		Special			Total
	Pass	Mention	Substandard	Doubtful	Loans
As of June 30, 2013:
Construction and land development	$10,577	$-	$964	$-	$11,541
Commercial real estate - owner-occupied	63,404	339	5,155	-	68,898
Commercial real estate - non-owner-occupied	73,904	-	1,111	-	75,015
Residential real estate	27,132	84	1,082	184	28,482
All other real estate	17,519	-	22	-	17,541
Commercial and industrial	36,277	763	3,703	18	40,761
Consumer and all other loans and lease financing	5,716	-	-	-	5,716
Total loans, net of unearned income	$234,529	$1,186	$12,037	$202	$247,954

As of December 31, 2012:
Construction and land development	$11,440	$-	$555	$-	$11,995
Commercial real estate - owner-occupied	65,132	-	5,896	-	71,028
Commercial real estate - non-owner-occupied	66,799	1,396	1,166	-	69,361
Residential real estate	28,588	-	2,268	185	31,041
All other real estate	8,319	-	29	-	8,348
Commercial and industrial	44,921	161	4,272	-	49,354
Consumer and all other loans and lease financing	2,614	-	-	-	2,614
Total loans, net of unearned income	$227,813	$1,557	$14,186	$185	$243,741

As of June 30, 2012:
Construction and land development	$14,996	$127	$418	$-	$15,541
Commercial real estate - owner-occupied	63,475	-	3,713	-	67,188
Commercial real estate - non-owner-occupied	58,524	5,108	872	-	64,504
Residential real estate	32,027	-	1,214	-	33,241
All other real estate	1,880	-	-	-	1,880
Commercial and industrial	30,228	275	3,406	-	33,909
Consumer and all other loans and lease financing	3,088	-	-	-	3,088
Total loans, net of unearned income	$204,218	$5,510	$9,623	$-	$219,351

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated. Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

(in thousands)	Construction	Commercial Real Estate					Consumer and All Other
	and Land Development	Owner- Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Loans and Leases	Total Loans
As of June 30, 2013:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$339	$-	$488	$-	$53	$-	$880
60-89 Days	-	872	-	-	-	308	-	1,180
90+ Days	-	746	-	76	-	393	-	1,215
Total Past Due	-	1,957	-	564	-	754	-	3,275
Loans in Current Payment Status	11,541	66,941	75,015	27,918	17,541	40,007	5,716	244,679
Total Loans	$11,541	$68,898	$75,015	$28,482	$17,541	$40,761	$5,716	$247,954

Loans 90+ Days Past Due and Accruing[1]	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	8	-	704	-	-	-	712
Loans in Non-accrual Status	741	3,536	807	874	22	2,909	-	8,889

As of December 31, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$55	$-	$325	$-	$620	$69	$1,069
60-89 Days	-	916	-	-	-	44	-	960
90+ Days	-	820	-	343	-	227	-	1,390
Total Past Due	-	1,791	-	668	-	891	69	3,419
Loans in Current Payment Status	11,995	69,237	69,361	30,373	8,348	48,463	2,545	240,322
Total Loans	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614	$243,741

Loans 90+ Days Past Due and Accruing[1]	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	13	-	709	-	-	-	722
Loans in Non-accrual Status	555	3,779	845	842	29	3,018	-	9,068

As of June 30, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$858	$-	$185	$-	$1,497	$8	$2,548
60-89 Days	219	961	-	-	-	81	-	1,261
90+ Days	-	581	-	-	-	97	-	678
Total Past Due	219	2,400	-	185	-	1,675	8	4,487
Loans in Current Payment Status	15,322	64,788	64,504	33,056	1,880	32,234	3,080	214,864
Total Loans	$15,541	$67,188	$64,504	$33,241	$1,880	$33,909	$3,088	$219,351

Loans 90+ Days Past Due and Accruing[1]	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	-	-	-	-	-	-	-
Loans in Non-accrual Status	963	2,053	104	1,117	-	1,452	-	5,689

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

Eleven loans totaling $1,314,000 were restructured in TDR’s during the first six months of 2013 and four loans totaling $743,000 were restructured in the first six months of 2012. No TDR’s were in accruing status and more than 90 days past due as of June 30, 2013 or December 31, 2012. The Bank has no commitments to lend additional funds under loans classified as TDR’s as of June 30, 2013.

Following are summaries of the investment in loans (by impairment method, excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

(in thousands)	Construction	Commercial Real Estate				Commercial	Consumer and All Other
	and Land Development	Owner- Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of June 30, 2013:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$288	$124	$717	$964	$22	$952	$-		$3,067
Impaired Loans With No Allowance Recorded	-	2,043	-	-	-	1,473	-		3,516
Total Loans Individually Evaluated For Impairment	288	2,167	717	964	22	2,425	-		6,583
Loans Collectively Evaluated For Impairment	9,236	51,242	62,685	23,114	17,519	37,421	5,539		206,756
Loans Acquired With Deteriorated Credit Quality	2,017	15,489	11,613	4,404	-	915	177		34,615
Total Loans Held for Investment	$11,541	$68,898	$75,015	$28,482	$17,541	$40,761	$5,716		$247,954
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$309	$135	$758	$1,001	$25	$1,048	$-		$3,276
Impaired Loans With No Allowance Recorded	-	2,301	-	-	-	1,683	-		3,984
Total Loans Individually Evaluated For Impairment	309	2,436	758	1,001	25	2,731	-		7,260
Loans Collectively Evaluated For Impairment	9,236	51,242	62,685	23,114	17,519	37,421	5,539		206,756
Loans Acquired With Deteriorated Credit Quality	5,411	17,157	13,048	5,779	-	2,063	180		43,638
Total Loans Held for Investment	$14,956	$70,835	$76,491	$29,894	$17,544	$42,215	$5,719		$257,654
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$121	$32	$42	$424	$1	$605	$-		$1,225
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	121	32	42	424	1	605	-		1,225
Loans Collectively Evaluated For Impairment	306	313	594	577	88	894	103	$132	3,007
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$427	$345	$636	$1,001	$89	$1,499	$103	$132	$4,232

For the Six Months Ended June 30, 2013:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$295	$670	$733	$967	$26	$1,527	$-		$4,218
Impaired Loans With No Allowance Recorded	-	1,557	-	-	-	1,047	-		2,604
Total Loans Individually Evaluated For Impairment	$295	$2,227	$733	$967	$26	$2,574	$-		$6,822
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$19	$-	$-	$-		$19
Impaired Loans With No Allowance Recorded	-	1	-	-	-	-	-		1
Total Loans Individually Evaluated For Impairment	$-	$1	$-	$19	$-	$-	$-		$20

(in thousands)		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$385	$686	$749	$894	$29	$1,354	$-		$4,097
Impaired Loans With No Allowance Recorded	170	1,599	-	-	-	1,298	-		3,067
Total Loans Individually Evaluated For Impairment	555	2,285	749	894	29	2,652	-		7,164
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	2,455	16,906	11,554	4,534	-	967	179		36,595
Total Loans Held for Investment	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614		$243,741
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$404	$731	$763	$899	$30	$2,040	$-		$4,867
Impaired Loans With No Allowance Recorded	177	1,745	-	-	-	1,427	-		3,349
Total Loans Individually Evaluated For Impairment	581	2,476	763	899	30	3,467	-		8,216
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	6,264	18,575	13,184	6,468	-	2,489	183		47,163
Total Loans Held for Investment	$15,830	$72,888	$71,005	$32,980	$8,349	$51,691	$2,618		$255,361
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$103	$53	$66	$324	$2	$683	$-		$1,231
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	103	53	66	324	2	683	-		1,231
Loans Collectively Evaluated For Impairment	218	410	664	582	33	1,052	51	$1	3,011
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$321	$463	$730	$906	$35	$1,735	$51	$1	$4,242

For the Year Ended December 31, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$198	$655	$303	$291	$6	$791	$-		$2,244
Impaired Loans With No Allowance Recorded	533	1,378	109	782	-	1,425	-		4,227
Total Loans Individually Evaluated For Impairment	$731	$2,033	$412	$1,073	$6	$2,216	$-		$6,471
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$10	$-	$-	$-		$10
Impaired Loans With No Allowance Recorded	-	-	1	-	-	-	-		1
Total Loans Individually Evaluated For Impairment	$-	$-	$1	$10	$-	$-	$-		$11

(in thousands)		Commercial Real Estate					Consumer and All
	Construction and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	Commercial and Industrial	Other Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of June 30, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$199	$581	$-	$185	$-	$326	$-		$1,291
Impaired Loans With No Allowance Recorded	544	1,294	-	-	-	590	-		2,428
Total Loans Individually Evaluated For Impairment	743	1,875	-	185	-	916	-		3,719
Loans Collectively Evaluated For Impairment	11,988	49,100	52,940	28,213	1,880	30,551	2,904		177,576
Loans Acquired With Deteriorated Credit Quality	2,810	16,213	11,564	4,843	-	2,442	184		38,056
Total Loans Held for Investment	$15,541	$67,188	$64,504	$33,241	$1,880	$33,909	$3,088		$219,351
Unpaid Principal Balance:									-
Impaired Loans With An Allowance Recorded	$200	$594	$-	$190	$-	$353	$-		$1,337
Impaired Loans With No Allowance Recorded	547	1,370	-	-	-	1,143	-		3,060
Total Loans Individually Evaluated For Impairment	747	1,964	-	190	-	1,496	-		4,397
Loans Collectively Evaluated For Impairment	11,988	49,100	52,940	28,213	1,880	30,551	2,904		177,576
Loans Acquired With Deteriorated Credit Quality	6,632	17,954	13,317	6,835	-	4,330	188		49,256
Total Loans Held for Investment	$19,367	$69,018	$66,257	$35,238	$1,880	$36,377	$3,092		$231,229
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$2	$13	$-	$124	$-	$135	$-		$274
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	2	13	-	124	-	135	-		274
Loans Collectively Evaluated For Impairment	364	491	884	534	7	1,063	133	$31	3,507
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$366	$504	$884	$658	$7	$1,198	$133	$31	$3,781

For the Six Months Ended June 30, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$199	$588	$-	$185	$-	$350	$-		$1,322
Impaired Loans With No Allowance Recorded	544	1,294	-	-	-	590	-		2,428
Total Loans Individually Evaluated For Impairment	$743	$1,882	$-	$185	$-	$940	$-		$3,750
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	$-	$-	$-	$-	$-	$-	$-		$-

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

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

	For the Six Months Ended June 30,
(in thousands)	2013	2012
Balance at beginning of year	$1,734	$3,289
Measurement period adustments to Santa Lucia Bank fair values	-	(428)
Accretion to interest income	(1,111)	(690)
Loans reclassified to held for sale	-	(355)
Transfers from non-accretable discount to accretable	1,930	158
Balance at end of period	$2,553	$1,974

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

The Securities Purchase Agreement further provided that the Company would conduct a rights offering to its existing shareholders, pursuant to which each shareholder was offered the right to purchase 15 additional shares of common stock, paired with a warrant (the “Public Warrants”), for each share held, at a price of $5.00 per unit of common stock and warrant. The rights offering closed on December 15, 2010, with 748,672 shares being issued. Net proceeds from the rights offering totaled $3,527,000. On September 5, 2012, the expiration date of the Public Warrants was extended from December 17, 2015 to March 21, 2017. No other terms or conditions of the Public Warrants were modified and no consideration was transferred.

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

Mission Asset Management, Inc. Preferred Stock and Company Warrants

On October 21, 2011, for an aggregate purchase price of $10 million, Mission Asset Management, Inc. issued 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “2011 Warrants”). The 2011 Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share. In December 2011, 660,792 of the 2011 Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated. From June 2012 through December 2012 an additional $5,000,000 of the MAM Preferred Stock was liquidated, and in the first six months of 2013 another $1,350,000 was liquidated. These preferred shares include redemption provisions that are outside the control of the Company. Accordingly, these preferred shares are presented as mezzanine financing at their redemption value of $650,000 as of June 30, 2013.

In addition to customary anti-dilution provisions, the 2010 Warrants and the 2011 Warrants referred to above contain certain anti-dilution features that caused these warrants to be reflected as derivative liabilities pursuant to ASC 815—at their fair values—in the consolidated balance sheets rather than as components of equity. Subsequent changes in their fair values were recognized as gains or losses through non-interest income, which impacted net loss and loss per share in the consolidated statement of operations. In March 2012 all 2010 Warrants and substantially all of the 2011 Warrants (i.e., those issued to the Investors) were cancelled and replaced with 6,487,800 five-year warrants having approximately the equivalent aggregate fair value as the cancelled warrants but without the anti-dilution features that call for derivative accounting treatment. Accordingly, $4,955,000 (the fair value of the cancelled warrants immediately prior to cancellation) was transferred from warrant liability to additional paid-in capital in March 2012. In September 2012 the remaining 153,876 of the 2011 Warrants were cancelled and replaced with 171,980 warrants having substantially identical terms as those issued in March 2012 and aggregate fair value equivalent to the cancelled warrants. The remaining $161,000 of warrant liability at that date was transferred to additional paid-in capital.

Activity in the Company’s outstanding warrants follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	7,290,521	$4.90
Warrants cancelled in 2012	(6,541,849)	4.89
Warrants issued in 2012	6,659,780	5.00
Warrants exercised in 2012	(400,000)	5.00
Outstanding December 31, 2012	7,008,452	5.00
Warrants granted 1st half 2013	-
Warrants exercised 1st half 2013	(600,000)	5.00
Outstanding June 30, 2013	6,408,452	$5.00

Prior to the consummation of the transactions under the Securities Purchase Agreement, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares. As of June 30, 2013, following the consummation of the transactions under the Securities Purchase Agreement, the rights offering, and the 2011, 2012 and 2013 warrants exercises, the Manager is the beneficial owner of 6,928,179 shares of the common stock of the Company (not including warrants), or 79.1% of the issued and outstanding shares.

Earnings (Loss) per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net income (loss) among common stock and the various classes of preferred stock:

(in thousands, except per share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$589	$522	$1,524	$(309)
Less earnings and dividends applicable to preferred stock:
Convertible preferred (Series A & C)	7	-	17	-
Non-convertible subsidiary-issued preferred stock	20	174	70	349
Net income allocated to all classes of preferred stock	27	174	87	349
Net income (loss) attributable to common stock	$562	$348	$1,437	$(658)

Average common shares outstanding	8,340,066	7,766,055	8,247,055	7,760,561
Dilutive effect of outstanding stock-based awards and other potential common shares	17,409	-	26,976	-
Average common shares used for diluted EPS	8,357,475	7,766,055	8,274,031	7,760,561

Basic earnings (loss) per common share	$0.07	$0.04	$0.17	$(0.08)
Diluted earnings (loss) per common share	$0.07	$0.04	$0.17	$(0.08)

The following potential common shares were excluded from diluted EPS in 2013: 452,900 outstanding stock options; 6,408,452 outstanding warrants and 220,264 shares related to convertible preferred shares, due to the exercise or conversion price of each exceeding the average market price of the Company’s common shares. Excluded from diluted EPS in 2012 were 277,400 outstanding stock options; 7,290,348 outstanding warrants and 220,264 shares related to convertible preferred shares, as the Company incurred a net loss for the first six months of 2012.

Note 7 —Income taxes

The Company recognized income tax expense of $39,000 in the first six months of 2013 and $3,000 in the comparable period of 2012. In the first half of 2013, the provision for income tax was offset by available tax loss carry-forwards originating from 2008 through 2011. The $39,000 income tax recorded in 2013 represents an accrual for alternative minimum tax related to utilizing those tax loss carry-forwards.

The Company continues to maintain a full valuation allowance for deferred income taxes, as a result of the Company being in a cumulative loss position as of June 30, 2013.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

●	Level 1—Quoted prices in active markets for identical assets or liabilities
●	Level 2—Estimates based on significant other observable inputs that market participants would use in pricing the asset or liability
●

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

No warrants were subject to fair value accounting as of June 30, 2013 or December 31, 2012.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
June 30, 2013	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$24,723	$-	$24,723
Residential mortgage-backed securities	-	85,379	-	85,379
Municipal securities	-	16,847	-	16,847
Corporate debt securities	-	3,236	-	3,236
Asset-backed securities	-	19,756	-	19,756
Total available-for-sale securities	-	149,941	-	149,941
Loans held for sale	-	-	2,885	2,885
Total net assets measured at fair value on a recurring basis	$-	$149,941	$2,885	$152,826

December 31, 2012
Available for sale securities:
U.S. Government agencies	$-	$30,589	$-	$30,589
Residential mortgage-backed securities	-	61,660	-	61,660
Municipal securities	-	19,273	-	19,273
Corporate debt securities	-	2,996	-	2,996
Asset-backed securities	-	13,304	-	13,304
Total available-for-sale securities	-	127,822	-	127,822
Loans held for sale	-	-	1,548	1,548
Total net assets measured at fair value on a recurring basis	$-	$127,822	$1,548	$129,370

June 30, 2012
Available for sale securities:
U.S. Government agencies	$-	$64,717	$-	$64,717
Residential mortgage-backed securities	-	83,335	-	83,335
Municipal securities	-	4,823	-	4,823
Corporate debt securities	-	3,027	-	3,027
Asset-backed securities	-	15,570	-	15,570
Total available-for-sale securities	-	171,472	-	171,472
Loans held for sale	-	-	4,280	4,280
Warrant liability	-	-	(150)	(150)
Total net assets measured at fair value on a recurring basis	$-	$171,472	$4,130	$175,602

The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2013 or 2012 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the six months ended June 30, 2013.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Current Period Gains
June 30, 2013	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,820	$1,820	$68
Residential real estate	-	-	540	540	(123)
Commercial real estate - owner-occupied	-	-	2,135	2,135	20
Commercial real estate - non-owner-occupied	-	-	675	675	24
All other real estate	-	-	21	21	1
Construction and land development	-	-	167	167	(25)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$5,358	$5,358	$(35)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$790	$790	$(28)
	Fair Value Measurements Using				Full Year Gains
December 31, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,969	$1,969	$7
Residential real estate	-	-	570	570	(324)
Commercial real estate - owner-occupied	-	-	2,232	2,232	(20)
Commercial real estate - non-owner-occupied	-	-	683	683	(66)
All other real estate	-	-	27	27	(2)
Construction and land development	-	-	452	452	(96)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$5,933	$5,933	$(501)
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$818	$818	$(463)
	Fair Value Measurements Using				Current Period Gains
June 30, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$781	$781	$115
Residential real estate	-	-	61	61	124
Commercial real estate - owner-occupied	-	-	1,862	1,862	13
Commercial real estate - non-owner-occupied	-	-	-	-	-
All other real estate	-	-	-	-	-
Construction and land development	-	-	741	741	2
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$3,445	$3,445	$254
Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$2,299	$2,299	$(288)

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

The following table presents a reconciliation of net assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first six months of 2013 and 2012:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	Six Months Ended June 30
	2013	2012
Balance at beginning of year	$1,548	$(1,464)
Net (decrease) increase in SBA loans held for sale	1,849	(93)
Loans held for sale transfered into Level 3	-	4,282
Settlements - principal reductions in loans held for sale	(826)	(969)
Loan participations sold to related party	-	(2,168)
Loans held for sale transferred to other real estate owned	-	(492)
Reduction in loans held for sale valuation reserve	314	-
Cancellation of warrants accounted for as liabilities	-	4,955
Changes in fair value of warrant liability	-	79
Balance at end of period	$2,885	$4,130

“Settlements” in the above table relate to actual cash payments received from borrowers on loans held for sale and do not represent refinancings or write-downs to fair value. The following methods and assumptions were used to estimate the fair value of significant financial instruments that are not carried at fair value in the consolidated balance sheet:

Financial Assets. The carrying amounts of cash and short-term investments are considered to approximate fair value. Short-term investments include federal funds sold and interest bearing deposits with other banks. For investment securities, fair values are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using other observable data, which may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other factors. The fair value of loans (including loans held for sale) are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments, where available, and are considered to be within Level 2. Impaired loans are within Level 3 of the fair value hierarchy. The carrying value of accrued interest receivable approximates fair value. The carrying amounts of stock in the Federal Home Loan Bank of San Francisco (“FHLB”) and in the FRB approximate their fair value.

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	June 30, 2013		December 31, 2012		June 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$12,125	$12,125	$25,635	$25,635	$27,256	$27,256
Interest-bearing deposits in other banks	2,224	2,224	3,706	3,706	5,176	5,176
Investment securities	149,941	149,941	127,822	127,822	171,472	171,472
Loans held for sale	2,885	2,885	1,548	1,548	4,280	4,280
Loans, net of allowance for loan and lease losses	243,722	243,923	239,499	244,979	215,570	213,272
Federal Home Loan Bank and other stocks	6,927	6,927	6,822	6,822	3,800	3,800
Accrued interest receivable	1,400	1,400	1,361	1,361	1,452	1,452

Financial Liabilities:
Deposits	397,675	398,020	387,268	387,589	408,645	408,912
Other borrowings	3,000	2,882	-	-	-	-
Junior subordinated debt securities	5,660	4,622	5,604	4,607	5,548	4,176
Accrued interest payable	119	119	111	111	154	154
Warrant liability	-	-	-	-	150	150

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

Overview of Results of Operations and Financial Condition

Overview

The Company

Mission Community Bancorp (“Bancorp”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Luis Obispo, California. It was incorporated on September 22, 2000 and acquired all the outstanding shares of Mission Community Bank (“the Bank”) in a one bank holding company organization effective December 15, 2000. The Bancorp’s principal activity is the ownership of all of the outstanding common stock of Mission Community Bank and any other subsidiaries it may acquire or establish. The Bancorp formed a wholly-owned subsidiary, Mission Community Capital Trust I, in 2003 solely to facilitate the issuance of trust preferred securities, and in conjunction with the 2011 acquisition of Santa Lucia Bank, Santa Lucia Bancorp (CA) Capital Trust was acquired by the Bancorp. In May 2010, the Bancorp formed its only other direct subsidiary, Mission Asset Management, Inc. (“MAM”), in order to purchase certain of the non-performing assets of the Bank, which assets were purchased in June 2010. In March 2012, MAM purchased from the Bank certain non-performing assets acquired in the Santa Lucia Bank acquisition.

Mission Community Bank, a wholly-owned subsidiary of the Bancorp, is a California state-chartered bank headquartered in San Luis Obispo, California. It is a member of the Federal Reserve System. The Bank operates five branches in the Central Coast area of California serving the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria. In addition, the Bank operates two loan production offices, one in San Luis Obispo with a primary focus on Small Business Administration lending and the other—focused on agricultural lending—is located in the city of Oxnard, in Santa Barbara County. The Bank’s primary source of revenue is providing real estate loans, commercial loans and lines of credit and agricultural loans to customers, who are predominately small and middle-market businesses. The Bank also provides loans, deposits, and other banking services to consumers through the branches and internet banking.

Executive Summary of Operating Results

Second quarter, 2013 marks the fifth consecutive quarter of profitability for the Company. Net income for the three months ended June 30, 2013 was $589 thousand as compared to $522 thousand for the same period of 2012. The improvement of $67 thousand was driven by $656 thousand of lower non-interest expense and $225 thousand of lower provision for loan and lease losses, partially offset by lower net interest income and non-interest income. Net income applicable to common stock was $562 thousand this quarter as compared to $348 thousand for the same three month period in 2012.

The lower net interest income this quarter was primarily due to a $306 thousand reduction in discount accretion on loans acquired in the Santa Lucia Bank merger, while the lower non-interest income this quarter was due to a $505 thousand reduction in net gains on securities sold.

The decline in non-interest expenses of $656 thousand was accomplished across most categories of expense, following the Santa Lucia Bank acquisition that closed in October, 2011. In the second quarter of 2012, one-time costs were incurred for employee severance ($181 thousand), data processing and technology ($91 thousand), and professional fees for accounting and legal services ($60 thousand).

As the credit quality of the loan portfolio stabilizes and improves, the provision for loan losses has continued to decline. In second quarter, 2013 no provision for loan loss was recognized, down $225 thousand from second quarter, 2012. In addition, expenses associated with other real estate owned declined by $101 thousand, as the balance of other real estate owned has dropped by $1.509 million since June 30, 2012.

In second quarter, 2013 return on average assets (annualized) was 0.56% and return on average equity (annualized) was 6.32%, as compared to second quarter, 2012 where return on average assets was 0.46% and return on average equity was 6.16%.

For the first six months of 2013, net income was $1.524 million, an increase of $1.833 million over the net loss of $(309) thousand for the comparable period of 2012. Reductions in non-interest expenses ($1.467 million, including $679 thousand of one-time costs directly related to the Santa Lucia Bank acquisition), loan loss provision ($350 thousand) and write-downs on other real estate owned ($260 thousand), combined with increased gains on the disposition of loans held for sale ($583 thousand), were the primary contributors to the improved performance for the first half of 2013. These favorable variances were partially offset by reduced gains on the sale of securities ($353 thousand) and lower net interest income ($601 thousand).

Income Summary

Net Interest Income

Net interest income is the largest source of the Bank’s operating income. For the three-month period ended June 30, 2013, net interest income was $4.274 million, representing a decrease of $236 thousand from the second quarter of 2012. For the six months ended June 30, 2013, net interest income was $8.699 million, down $601 thousand from the comparable period in 2012. These reductions in net interest income in 2013 were primarily due to less interest income on loans and investment securities as yields declined in the low rate environment. Partly offsetting this impact was lower interest expenses, as both the volume of deposits and rates paid on deposits were lower.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.05% for the three-month period ended June 30, 2013, a decrease of 0.43% from the second quarter of 2012. Loan discount accretion accounted for 0.58% of the 4.05% net interest margin in the second quarter of 2013 and 0.92% of the 4.48% net interest margin in 2012’s second quarter.

For the six months ended June 30, 2013, net interest margin was 4.36%, a decrease of 0.05% from the same period in 2012. Loan discount accretion accounted for 0.90% of the 4.36% net interest margin in the first half of 2013 and 0.90% of the 4.41% net interest margin in the first six months of 2012.

The tables that follow provide the relative impact of changes in average balance sheet information, interest earned and paid, average yields/rates and net interest income and margin of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month and six-month periods ended June 30, 2013 and 2012:

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income	$246,468	$3,845	6.10%*	$228,537	$4,351	7.64%*
Investment securities	147,829	663	1.89%*	160,239	707	1.77%*
Other interest income	18,115	11	0.39%	34,926	24	0.27%
Total interest-earning assets / interest income	412,412	4,519	4.34%	423,702	5,082	4.81%
Non-interest-earning assets:
Allowance for loan losses	(4,166)			(3,667)
Cash and due from banks	3,857			2,885
Premises and equipment	15,874			15,807
Other assets	16,383			15,303
Total assets	$444,360			$454,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$27,990	$9	0.15%	$26,934	$10	0.15%
Savings and Money Market deposit accounts	134,382	58	0.18%	128,604	59	0.18%
Certificates of deposit	103,206	97	0.58%	128,677	196	0.61%
Total interest-bearing deposits	265,578	164	0.33%	284,215	265	0.37%
Other short-term borrowings	1	-	0.00%	11	-	1.09%
Federal Home Loan Bank advances	2,349	5	0.25%	1,520	1	0.24%
Junior subordinated debt securities	5,643	76	5.74%	5,531	81	5.82%
Total borrowed funds	7,993	81	4.13%	7,062	82	4.61%
Total interest-bearing liabilities / interest expense	273,571	245	0.44%	291,277	347	0.48%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	128,602			118,266
Other liabilities	3,737			10,427
Total liabilities	405,910			419,970
Shareholders' equity	38,450			34,060
Total liabilities and shareholders' equity	$444,360			$454,030
Net interest-rate spread			3.90%			4.33%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.15%			0.15%
Net interest income / margin on earning assets		$4,274	4.05%**		$4,735	4.48%**

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan accretion and fees (costs) included in loan interest income for the three-month periods ended June 30, 2013 and 2012, were $572 thousand and $894 thousand, respectively.

** Net interest income as a % of earning assets

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Six Months Ended
	June 30, 2013			June 30, 2012
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$245,333	$7,928	6.52%	$231,553	$8,650	7.51%
Investment securities*	139,460	1,236	1.79%	143,396	1,339	1.88%
Other interest income	17,596	23	0.27%	48,753	68	0.28%
Total interest-earning assets / interest income	402,389	9,187	4.60%	423,702	10,057	4.77%
Non-interest-earning assets:
Allowance for loan losses	(4,246)			(3,541)
Cash and due from banks	3,513			2,520
Premises and equipment	15,980			15,797
Other assets	16,464			16,954
Total assets	$434,100			$455,432

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$30,231	$21	0.14%	$27,055	$21	0.16%
Savings and Money Market deposit accounts	129,139	113	0.18%	129,075	120	0.19%
Certificates of deposit	99,805	196	0.40%	135,171	452	0.67%
Total interest-bearing deposits	259,175	330	0.26%	291,301	593	0.41%
Other short-term borrowings	1	-	1.00%	6	-	1.09%
Federal Home Loan Bank advances	1,469	5	0.68%	760	1	0.24%
Junior subordinated debt securities	5,629	153	5.47%	5,517	163	5.93%
Total borrowed funds	7,099	158	4.48%	6,283	164	5.24%
Total interest-bearing liabilities / interest expense	266,274	488	0.37%	297,584	757	0.51%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	125,750			113,078
Other liabilities	4,159			12,963
Total liabilities	396,183			423,625
Shareholders' equity	37,917			31,807
Total liabilities and shareholders' equity	$434,100			$455,432
Net interest-rate spread			4.23%			4.26%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.13%			0.15%
Net interest income / margin on earning assets		$8,699	4.36%		$9,300	4.41%

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Loan accretion and loan fees (net of loan origination costs) included in loan interest income for the six-month periods ended June 30, 2013 and 2012, were $1.554 million and $1.628 million, respectively.

** Net interest income as a % of earning assets

Excluding the merger-related discount accretion from the above tables, the average rates for the second quarter of 2013 and 2012, respectively, would have been as follows: loans 4.98% and 5.73%; total interest-earning assets 3.70% and 3.86%; certificates of deposit 0.53% and 0.77%; total interest-bearing deposits 0.31% and 0.46%; trust preferred securities 2.36% and 2.59%; total interest-bearing liabilities 0.37% and 0.51%; and net interest margin 3.46% and 3.51%.

For the six-month periods of 2013 and 2012, respectively, excluding the merger-related discount accretion, would have been: loans 5.06% and 6.07%; total interest-earning assets 3.71% and 4.03%; certificates of deposit 0.50% and 1.21%; total interest-bearing deposits 0.30% and 0.64%; trust preferred securities 2.34% and 2.83%; total interest-bearing liabilities 0.36% and 0.70%; and net interest margin 3.47% and 3.56%.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-month and six-month periods ended June 30, 2013 and 2012. Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)	Three Months Ended June 30, 2013
	Compared to 2012
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$323	$(829)	$(506)
Investment securities	(56)	12	(44)
Other interest income	(12)	(1)	(13)
Total increase (decrease) in interest income	255	(818)	(563)

Interest-bearing liabilities:
Transaction accounts	-	(1)	(1)
Savings deposits	3	(4)	(1)
Certificates of deposit	(34)	(65)	(99)
Total interest-bearing deposits	(31)	(70)	(101)

FHLB advances	1	3	4
Junior subordinated debt securities	1	(6)	(5)
Total borrowed funds	2	(3)	(1)
Total increase (decrease) in interest expense	(29)	(73)	(102)

Increase (decrease) in net interest income	$284	$(745)	$(461)

Consolidated Rate / Volume Variance Analysis
(In thousands)	Six Months Ended June 30, 2013
	Compared to 2012
	Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$494	$(1,216)	$(722)
Investment securities	(36)	(67)	(103)
Other interest income	(42)	(3)	(45)
Total increase (decrease) in interest income	416	(1,286)	(870)

Interest-bearing liabilities:
Transaction accounts	2	(2)	-
Savings deposits	-	(7)	(7)
Certificates of deposit	(99)	(157)	(256)
Total interest-bearing deposits	(97)	(166)	(263)

FHLB advances	1	3	4
Junior subordinated debt securities	3	(13)	(10)
Total borrowed funds	4	(10)	(6)
Total decrease in interest expense	(93)	(176)	(269)

Increase (decrease) in net interest income	$509	$(1,110)	$(601)

Based on current economic forecasts, the Company anticipates that short-term interest rates will likely remain at a very low level through 2013 and into 2014, with a bias toward increasing rather than decreasing. The Bank is in an asset-sensitive position, so it is expected to benefit if and when rates begin to rise. However, minimum, or “floor” rates, have been implemented on approximately 76% or $101 million of the variable rate loan portfolio and many of the floor rates are higher than the loan rate would be without the floor, which has the effect of reducing asset sensitivity in a rising rate environment. The remaining 24% of variable rate loans will respond to rising rates more quickly. A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months and any significant shortening of the duration of the security portfolio.

Provision for Loan Losses

The Bank recorded no provision for loan losses in second quarter, 2013 as compared to $225 thousand in the second quarter, 2012.

Loan charge-offs totaled $71 thousand, with $66 thousand in recoveries for the second quarter 2013, as compared with $121 thousand of charge-offs and $115 thousand of recoveries for the same period in 2012. The ratio of allowance for loan losses to total loans was 1.69% at June 30, 2013, as compared with 1.73% as of December 31, 2012 and 1.69% at June 30, 2012.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned. For the three-month period ended June 30, 2013, non-interest income was $728 thousand, a decrease of $336 thousand from the same period in 2012, due to reduced gains on sales of investment securities.

The following table shows the major components of and changes in non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2013	2012	$	%	2013	2012	$	%
Service charges on deposit accounts	$296	$248	$48	19%	$557	$455	$102	22%
Gain on sale of SBA-guaranteed loans	-	-	-	nm	-	8	(8)	-100%
Net gains on disposition of other loans held for sale	195	14	181	1293%	609	26	583	2242%
Loan servicing fees, net of amortization	35	44	(9)	-20%	78	82	(4)	-5%
Gain on sale or call of available-for-sale securities	21	526	(505)	-96%	174	527	(353)	-67%
Net losses or writedowns of fixed assets or other real estate	(28)	70	(98)	-140%	(28)	(288)	260	nm
Change in fair value of warrant liability	-	49	(49)	-100%	-	79	(79)	-100%
Increase in cash surrender value of life insurance	54	56	(2)	-4%	108	115	(7)	-6%
Other income and fees	155	57	98	172%	257	98	159	162%
Total non-interest income	$728	$1,064	$(336)	-32%	$1,755	$1,102	$653	59%

nm - not meaningful

For the six months, non-interest income increased by $653 thousand, from $1.102 million in 2012 to $1.755 million in the first half of 2013, due to gains on the resolution of loans held for sale and fewer write-downs on other real estate owned.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business. Non-interest expenses decreased by $656 thousand or 13% for the three months ended June 30, 2013 as compared to the second quarter of 2012. For the six months, non-interest expenses decreased $1.467 million for the first half of 2012.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	$ Amount		Change		$ Amount		Change
	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$2,338	$2,370	$(32)	-1%	$4,733	$4,853	$(120)	-2%
Occupancy expenses	399	467	(68)	-15%	818	922	(104)	-11%
Furniture and equipment	196	256	(60)	-23%	420	435	(15)	-3%
Data processing	438	549	(111)	-20%	828	1,341	(513)	-38%
Professional fees	178	326	(148)	-45%	335	735	(400)	-54%
Marketing and business development	97	91	6	7%	169	216	(47)	-22%
Office supplies and expenses	149	182	(33)	-18%	301	392	(91)	-23%
Insurance and regulatory assessments	146	170	(24)	-14%	284	323	(39)	-12%
Loan and lease expenses	121	126	(5)	-4%	213	190	23	12%
Other real estate expenses	2	103	(101)	-98%	9	149	(140)	-94%
Provision for unfunded loan commitments	-	-	-	nm	25	-	25	nm
Amortization of core deposit intangible asset	101	101	-	0%	202	202	-	0%
Other	228	308	(80)	-26%	454	500	(46)	-9%
Total non-interest expense	$4,393	$5,049	$(656)	-13%	$8,791	$10,258	$(1,467)	-14%

nm = not meaningful

The decreases in non-interest expense in 2013 were principally due to lower data processing and professional fees that were incurred in the first half of 2012 related to the Santa Lucia Bank acquisition that did not repeat in 2013. In addition, various other expenses were also less as the Company continued to identify opportunities for greater efficiency.

Income Taxes

In the first half of 2013, despite pre-tax earnings of $1.563 million, the provision for income tax expense was offset by utilizing available tax loss carry-forwards originating from 2008 through 2011. The $39 thousand of income tax recorded in the first six months of 2013 represents an accrual for alternative minimum tax related to utilization of those tax loss carry-forwards.

The Company continues to maintain a full valuation allowance for deferred income taxes as a result of the Company being in a cumulative loss position as of June 30, 2013. The valuation allowance was first established in 2010. The Company will continue to assess the likelihood of its ability to realize the deferred tax asset each quarter until such time that earnings evidence and projections demonstrate that it is more likely than not that the deferred tax asset can be fully utilized.

Balance Sheet Analysis

At June 30, 2013, consolidated assets totaled $447.0 million as compared with $435.2 million at December 31, 2012 and $459.0 million as of June 30, 2012. This represents an increase of $11.7 million over the past six months, and $13.3 million over the past three months. Total loans increased $5.5 million year-end 2012 and increased $27.2 million or 12.2% from a year ago. Securities, cash and cash equivalents increased $7.1 million from December 31, 2012 and decreased $39.6 million from June 30, 2012, partly due to the increase in loans and partly due to a decrease in deposits. Overall deposits increased $10.4 million from December 31, 2012 but declined $11.0 million from a year ago, mainly due to a decrease in the higher rate time deposits. While total deposits declined 2.7% from a year ago, the mix of deposits improved substantially over second quarter, 2012 as very low cost demand deposits increased 6.9% while higher cost time deposits declined 12.7%. Shareholders’ equity decreased $569 thousand from year-end 2012 but increased $2.117 million over second quarter, 2012. Earnings, as well as $4.5 million of additional common stock issued over the past twelve months ($3.0 million in the second quarter of 2013) have provided additional capital to the company. However, the sharp increase in long-term interest rates in the second quarter of 2013 drove the unrealized gain on the securities portfolio into an unrealized loss position, negatively impacting shareholders’ equity by an equivalent amount. See also the Capital section of this report.

The following table below set forth quarterly balance sheet changes growth trends over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
	$	%	$	%	$	%	$	%	$	%
Total Assets	$13,293	3.1%	$(1,544)	-0.4%	$(8,110)	-1.8%	$(15,659)	-3.4%	$1,202	0.3%
Earning Assets	12,056	3.0%	(570)	-0.1%	(3,873)	-1.0%	(20,495)	-4.8%	1,300	0.3%
Loans	5,349	2.2%	201	0.1%	8,263	3.5%	13,395	6.0%	(2,278)	-1.0%
Deposits	11,328	2.9%	(921)	-0.2%	(2,140)	-0.5%	(19,237)	-4.7%	3,365	0.8%
Borrowings	3,000	-	-	-	(3,800)	-100.0%	3,800	-	-	-
Shareholders' Equity	(569)	-1.5%	312	0.8%	1,411	3.9%	963	2.8%	1,038	3.1%

Loans

The following table shows the composition of our loan portfolio by type of loan (including loans held for sale) and the changes in their balances. Although the loan portfolio has grown by $5.5 million since December 2012, and by $27.2 million since a year ago, that growth has not been consistent among the various categories of loans. Non-owner-occupied commercial real estate and farmland loans have been growth categories, while construction and residential real estate have contracted. Agricultural production loans have exhibited their typical seasonality, with June normally being a low point in the cycle.

Loan Composition
(Dollars in thousands)
	June 30, 2013		December 31, 2012		June 30, 2012
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$11,542	4.6%	$11,995	4.9%	$17,293	7.7%
Commercial real estate - owner-occupied	70,251	28.0%	72,036	29.4%	68,264	30.5%
Commercial real estate - non-owner-occupied	74,261	29.6%	69,145	28.2%	64,484	28.8%
Residential real estate	29,057	11.6%	31,501	12.8%	34,224	15.3%
Farnland and all other real estate loans	17,541	7.0%	8,299	3.4%	2,003	0.9%
Commercial and industrial loans	32,709	13.1%	33,580	13.7%	28,780	12.9%
Agricultural loans	7,455	3.0%	14,252	5.8%	3,119	1.4%
Municipal loans	2,338	0.9%	2,347	1.0%	2,384	1.1%
Leases, net of unearned income	841	0.3%	1,057	0.4%	1,722	0.8%
Consumer loans	4,844	1.9%	1,077	0.4%	1,358	0.6%
Total loans	$250,839	100.0%	$245,289	100.0%	$223,631	100.0%

Asset Quality

Non-accrual loans (including loans held for sale) totaled $9.5 million at June 30, 2013 down from $10.2 million at December 31, 2012 but higher than June 30, 2012’s balance of $7.3 million.

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

The following table provides information about the Company’s non-performing loans, including quality ratios as of June 30, 2013, December 31, 2012, and June 30, 2012:

Non-Performing Assets*
(in thousands)
	June 30 2013	December 31 2012	June 30 2012
Loans in nonaccrual status:
Nonaccrual loans held for investment	$8,889	$9,068	$5,689
Nonaccrual loans held for sale**	633	1,142	1,648
Loans past due 90 days or more and accruing	-	-	-
Restructured loans in accruing status	712	722	-
Total nonperforming loans	10,234	10,932	7,337
Foreclosed real estate	465	493	1,899
Total nonperforming assets	$10,699	$11,425	$9,236

Real estate held by parent company	325	325	400
Total nonperforming loans and other real estate owned	$11,024	$11,750	$9,636

Allowance for loan and lease losses allocated to impaired loans	$1,225	$1,231	$274
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,007	3,011	3,507
Total allowance for loan and lease losses	$4,232	$4,242	$3,781

Asset quality ratios:
Non-performing assets to total assets	2.39%	2.63%	2.01%
Excluding loans held for sale**	2.27%	2.37%	1.67%

Non-performing loans to total loans	4.08%	4.46%	3.28%
Excluding loans held for sale**	3.87%	4.02%	2.59%

Allowance for loan and lease losses to total loans	1.69%	1.73%	1.69%
Excluding loans held for sale**	1.71%	1.74%	1.72%

Allowance for loan and lease losses to total non-performing loans	41%	39%	52%
Excluding non-performing loans held for sale**	44%	43%	66%

* Table combines bank and non-bank subsidiaries
** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

The level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and subsequent reduction in real estate collateral values that occurred over the past few years. Of the $9.5 million in non-accrual loan balances at June 30, 2013, 60% of these loans were current with their payments. The $10.2 million of non-performing loans as of June 30, 2013, includes $1.1 million of SBA-guaranteed loans, which are supported by $823 thousand of SBA loan guarantees. The remaining $9.1 million of non-performing loans are loans which management has determined to be impaired. A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss. Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $1.225 million and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at June 30, 2013 were $11.0 million, down $692 thousand from March 31, 2013, and down $734 thousand from December 31, 2012.

Potential Problem Loans

At June 30, 2013, the Company had approximately $3.5 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention. Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality as of June 30, 2013, as measured by loan delinquencies and by the Company’s internal asset quality rating system, is stable and well managed, there can be no assurances that continuing economic weakness will not lead to new problem loans in future periods. A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at June 30, 2013 totaled $4.232 million, a decrease of $10 thousand from December 31, 2012 and $451 thousand higher than second quarter 2012. The ratio of ALLL to total loans at June 30, 2013 was 1.69%, as compared with 1.73% at December 31, 2012 and 1.69% at June 30, 2012. At June 30, 2013 and 2012, the ratio of ALLL to total non-performing loans was 41% and 52%, respectively. Both the ALLL to total loan ratio and the ALLL to total non-performing loans ratio are affected by the purchase discount taken on loans acquired during the acquisition of Santa Lucia Bank in October, 2011. If the credit-related portion of the purchase discount on such loans were included in the ALLL, the ALLL to total loans ratio would be 4.16% and the ALLL to total non-performing loans would be 104% at June 30, 2013.

The following table provides an analysis of the changes in the ALLL for the three-month and six-month periods ended June 30, 2013 and 2012:

Allowance for Loan and Lease Losses
(dollars in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$4,237	$3,562	$4,242	$3,326
Provision for loan losses	-	225	100	450
Loans charged off	(71)	(121)	(194)	(122)
Recoveries of previous charge-offs	66	115	84	127
Net (charge-offs) recoveries	(5)	(6)	(110)	5
Balance at end of period	$4,232	$3,781	$4,232	$3,781

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	1.69%	1.69%	1.69%	1.69%
Period end loans, excluding loans held for sale*	1.71%	1.72%	1.71%	1.72%
Total non-performing loans, including loans held for sale	41%	52%	41%	52%
Non-performing loans, excluding loans held for sale*	46%	66%	46%	66%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.01%	0.01%	0.09%	0.00%
Provision for loan losses	0.00%	0.40%	0.08%	0.39%

Total loans, including loans held for sale	$250,839	$223,631	$250,839	$223,631
Loans excluding loans held for sale	247,954	219,351	247,954	219,351

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

Based on its quarterly review, management believes that the allowance for loan losses at June 30, 2013, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments. As of June 30, 2013, this reserve totaled $431 thousand as compared to $406 thousand as of December 31, 2012 and $381 thousand on June 30, 2012. The reserve for undisbursed loan commitments is included in other liabilities in the consolidated balance sheet and changes to this reserve are recorded as adjustments to non-interest expenses.

Investments

All but one of the securities in the Bank’s investment portfolio are considered to be investment grade. The one security below investment grade has been fully reserved for. The portfolio consists of a mixture of fixed-rate US agency securities 7%), fixed-rate mortgage-backed securities 34%), floating-rate mortgage-backed securities (23%), fixed-rate tax-exempt municipal securities 11%), and other fixed-rate securities (21%) and floating-rate securities (4%).   The weighted average life of the portfolio, based on projected prepayment speeds, is 5.0 years with an approximate effective duration of 4.0 years.

During the second quarter of 2013 the aggregate fair value of the Bank’s investment portfolio shifted from a net unrealized gain to a net unrealized loss, due to a sharp increase in intermediate- to long-term market interest rates, rather than any change in credit quality. As stated in Note 3 to the consolidated financial statements, the Bank does not believe the securities that are in an unrealized loss position as of June 30, 2013, are other than temporarily impaired.

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $397.7 million as of June 30, 2013 as compared with $387.3 million at December 31, 2012 and $408.6 million at June 30, 2012. As noted earlier, while deposits have declined by $11.0 million over the past twelve months, the mix of deposits was substantially improved following the acquisition of Santa Lucia Bank in October, 2011. Over that period, the higher interest rate time deposits declined by $15.7 million and the lower rate demand deposit and money market account deposits increased $4.9 million as of June 30, 2013. Noninterest-bearing demand deposits increased from 31% of total deposits at June 30, 2012, to 34% at June 30, 2013.

The Bank generally prices interest-bearing deposits competitively based on periodic interest rate surveys in the local market and based on the Bank’s own balance sheet needs. Deposit rates are adjusted as needed using a deposit pricing model that considers the type of product, competition, interest rate yield curve, depth of customer relationship, the Bank’s cost of funds, liquidity profile and other asset and liability considerations. The Net Interest Analysis and Rate/Volume Analysis provided earlier in this Discussion contain information regarding the average rates paid on deposits for the first six months of 2012 and 2013.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) as well as the Insured Cash Sweep (“ICS”) programs. These programs provide customers the ability to deposit their money into CDARS certificates of deposit and/or ICS money market accounts in excess of $250,000, which is the FDIC insurable deposit limit, yet retain FDIC insurance over the total deposit. In order to obtain this level of insurance, the CDARS and ICS programs act as clearinghouses among banks, splitting the deposit and then matching them with other banks in the CDARS and ICS network of approximately 3,000 banks in increments of less than $250,000 per depositor, thereby qualifying for full FDIC insurance and keeping the total deposit with our bank. The CDARS and ICS programs are attractive to large depositors who are more interested in their deposits being fully insured by the FDIC than they are in seeking higher interest rates. As of June 30, 2013, the Bank had issued $15.2 million of certificates of deposit to local customers through the CDARS program and $10.1 million through the ICS program.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the FHLB. The Bank had $3.0 million outstanding borrowings from the FHLB as of June 30, 2013, and none as of December 31, 2012, or June 30, 2012.

Capital

Total shareholders’ equity has decreased by $258 thousand from December 31, 2012, but increased by $2.117 million from June 30, 2012. The decrease from year-end 2012 was due to the sharp shift this quarter in accumulated other comprehensive income (loss)—from a net unrealized gain in the Bank’s investment portfolio to a net unrealized loss—nearly all of which was offset by higher net income and $3.000 million of additional common stock issued. As mentioned above, the Bank does not believe the securities that are in an unrealized loss position as of June 30, 2013, are other than temporarily impaired.

The following table sets forth the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2013, December 31, 2012, and June 30, 2012:

Mission Community Bank
Capital Ratios
(dollars in thousands)
	Actual		Amount of Capital Required To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Capital (to Risk-Weighted Assets)	$42,159	13.66%	$30,871	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$38,290	12.40%	$18,523	6.0%
Tier 1 Capital (to Average Assets)	$38,290	8.71%	$21,973	5.0%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$40,544	13.65%	$29,703	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$36,820	12.40%	$17,822	6.0%
Tier 1 Capital (to Average Assets)	$36,820	8.61%	$21,391	5.0%

As of June 30, 2012:
Total Capital (to Risk-Weighted Assets)	$38,778	14.08%	$27,549	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$35,325	12.82%	$16,530	6.0%
Tier 1 Capital (to Average Assets)	$35,325	7.97%	$22,171	5.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. However, regulatory capital amounts and ratios for the Company (consolidated) are as follows:

Mission Community Bancorp
Regulatory Capital Ratios	June 30, 2013		December 31, 2012		June 30, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$47,392	15.25%	$43,802	14.62%	$44,946	15.93%
Tier 1 Capital (to Risk-Weighted Assets)	$43,508	14.00%	$40,057	13.37%	$41,419	14.68%
Tier 1 Capital (to Average Assets)	$43,508	9.85%	$40,057	9.30%	$41,419	9.18%

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded. The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit. Cash and cash equivalents (such as federal funds sold) are the primary means for providing immediate liquidity. Borrowings from established lines of credit with the FHLB and other banks are additional sources of readily available liquidity. The Company had $12.1 million in cash and cash equivalents as of June 30, 2013, as compared with $25.6 million as of December 31, 2012.

In order to manage the Bank’s liquidity requirements, the Bank strives to maintain an appropriate ratio of loans to deposits and to maintain sufficient off-balance-sheet sources of liquidity which may be drawn upon when or if needed. As of June 30, 2013 the Company’s loan-to-deposit ratio was 63% approximately equal to December 31, 2012. A low loan-to-deposit ratio indicates that the Bank has sufficient liquidity in place to meet potential needs for loan funding and/or deposit withdrawals. The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, grew to 51.0% as of June 30, 2013, as compared with 46.2% as of December 31, 2012.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB. FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years. As of June 30, 2013, the Bank had borrowed $3.0 million from the FHLB for a 5-year term at a fixed interest rate of 1.03%. Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased. The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets. Based on this limitation and loans and securities pledged as of June 30, 2013, up to $104.8 million could be borrowed from the FHLB if needed. FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis. The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

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

As of the dates indicated, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	June 30,	December 31,	June 30,
	2013	2012	2012
Commitments to Extend Credit	$54,737	$41,155	$47,297
Standby Letters of Credit	2,150	2,365	1,060
	$56,887	$43,520	$48,357

The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management has established a reserve for undisbursed loan commitments that at June 30, 2013 totaled $431 thousand ($406 thousand as of December 31, 2012 and $381 thousand as of June 30, 2012), which is included in other liabilities in the consolidated balance sheet.

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

The Company’s growth and earnings performance will also be influenced by the local economies it serves. As we entered 2013 overall economic activity and unemployment in California continued to reflect slow and steady progress. However, recent domestic and international economic reports remind us of how fragile and slow this recovery is. California continues to outpace the overall U.S. economic recovery with private sector job creation, lower levels of unemployment, and a strong bounce to the housing market recovery.

Real estate has been one of the major shifts in all of California over the past twelve months, transitioning from a drag on the economic recovery to becoming a driver of growth in the state, with the median price of an existing single-family home up 23% last year and continuing to increase at a double-digit pace thus far in 2013. Construction, supported by the resurgence of residential construction around the state, is helping to fuel job growth. Residential building permits in April 2013 were up nearly 60% over the same period in 2012. In San Luis Obispo County, where we do the majority of our business, lack of residential inventory has created opportunities to build and the market is seeing the start of new construction. In the city of San Luis Obispo and the North County, movement in multifamily land development and renewed interest in identifying projects is occurring. In the commercial real estate sector, the office segment has been improving, with vacancy declining from 13.6% last year to 12.5% this year. Despite the slow economic recovery, the retail segment remains flat, with a 9.3% vacancy rate.

California’s leisure and hospitality segment remains an economic force, particularly in the Central Coast where we do business, with hotel occupancy over 70% as compared to 62% nationwide. As of January, the state’s restaurants, hotels, and entertainment businesses have expanded by more than 4%. Exports of agricultural products including livestock, fruits and nuts, as well as high-tech items like aircraft all increased by more than 20%. Locally, the Central Coast wine industry continues to gain important recognition with growth in investment, sales, and export evident. Buildings supporting viticulture are continuing to be built, while agricultural land values continue very strong. However, recent concerns about groundwater supplies in Paso Robles, and potential limits on irrigation, may pose a long-term risk to vineyards in that area, which is home to many San Luis Obispo county wineries.

Given several positive economic developments in the communities we serve, we continue to be optimistic with regard to how this will translate into increased business for the Company. At the same time, we are mindful of the economic uncertainties of this recovery and the intense competition in our marketplace from larger banks, which will influence our balance sheet and earnings growth into the future.

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

Under the supervision of our management, including our principal executive officer and principal financial officer, the Company conducted, as of June 30, 2013, an assessment of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.15	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (V)
10.16	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (V)
10.17	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (V)
10.18	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (W)
10.19	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (X)
10.20	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (Y)

10.21	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (Z)
10.22	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (AA)
10.23	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Robert J. Stevens (BB)
10.24	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Thomas J. Tolda (BB)
10.25	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Tom L. Dobyns (BB)
10.28	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (CC)
10.29	2011 Equity Incentive Plan (DD)
10.30	Form of Indemnification Agreement dated June 25, 2013 between Mission Community Bancorp and each of its Directors (FF)
14	Code of Ethics (EE)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files

(A)	Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)	Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(C)	Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007, and incorporated by reference herein.
(D)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein
(E)	Included in the Company's Form 8-K filed on March 29, 2012, and incorporated herein by reference
(F)	Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein
(G)	Included in the Company’s Form 10-QSB filed November 12, 2002, and incorporated by reference herein
(H)	Included in the Company’s Form 8-K filed on October 21, 2003, incorporated by reference herein
(I)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein
(J)	Included in Amendment No. 1 to the Company's Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein
(K)	Included in the Company's Form 8-K filed on September 7, 2012 and incorporated herein by reference
(L)	Included in the Company’s Form 8-K filed on March 26, 2012, and incorporated by reference herein
(M)	Included in the Company’s Form 8-K filed on October 3, 2012, and incorporated herein by reference
(N)	Included in the Company's Form 8-K filed on October 27, 2012, and incorporated by reference herein
(O)	Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein
(P)	Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein
(Q)	Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007, and incorporated by reference herein
(R)	Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein
(S)	Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein
(T)	Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein
(U)	Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein
(V)	Included in the Company’s Form 8-K filed January 14, 2009, and incorporated by reference herein.
(W)	Included in the Company’s Form 8-K filed on December 24, 2009, and incorporated by reference herein
(X)	Included in the Company’s From 8-K filed on March 22, 2010, and incorporated by reference herein
(Y)	Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein
(Z)	Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(AA)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein
(BB)	Included in the Company's Form 8-K filed on December 21, 2012, and incorporated herein by reference
(CC)	Included in Form 8-K filed on June 27, 2011, and incorporated by reference herein
(DD)	Included in the Company’s Form 8-K filed on September 30, 2011 and incorporated by reference herein
(EE)	Included in the Company's Form 10-K filed on March 31, 2011, and incorporated herein by reference.
(FF)	Included in the Company’s Form 8-K filed on June 27, 2013, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By: /s/ James W. Lokey
JAMES W. LOKEY
Chairman and Chief Executive Officer
Dated: August 12, 2013

By: /s/ Thomas J. Tolda
THOMAS J. TOLDA
Executive Vice President and Chief Financial Officer
Dated: August 12, 2013