Form 10-Q
period 2013-09-30
MISSION COMMUNITY BANCORP
filed 2013-11-04
CIK 1129920

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 8,755,066 shares of common stock outstanding as of November 1, 2013.

Mission Community Bancorp

September 30, 2013

Index

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2013, December 31, 2012, and September 30, 2012	3

Condensed Consolidated Statements of Operations for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012	4

Consolidated Statements of Comprehensive Income (Loss) for the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012	5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Nine-Month Period Ended September 30, 2013	5

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	53
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3. Defaults Upon Senior Securities
Item 4. Mine Safety Disclosures	53
Item 5. Other Information
Item 6. Exhibits	53

PART I

Item 1. Financial Statements

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Balance Sheets

Unaudited

(dollars in thousands)

	September 30, 2013	December 31, 2012	September 30, 2012
Assets
Cash and due from banks	$22,423	$25,635	$21,197
Total cash and cash equivalents	22,423	25,635	21,197
Certificates of deposit in other banks	1,979	3,706	5,176
Investment securities available for sale	107,918	127,822	147,066

Loans held for sale	5,113	1,548	3,490

Loans, net of unearned income	272,432	243,741	233,537
Less allowance for loan and lease losses	(4,397)	(4,242)	(4,100)
Net loans	268,035	239,499	229,437

Federal Home Loan Bank stock and other investments	6,974	6,822	6,699
Premises and equipment	15,514	16,131	15,978
Other real estate owned	861	818	1,463
Company owned life insurance	8,177	8,015	7,958
Core deposit intangible asset, net of accumulated amortization	2,461	2,765	2,866
Accrued interest and other assets	1,775	2,446	1,988
Total Assets	$441,230	$435,207	$443,318

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing demand	$137,077	$130,694	$125,778
Money market, NOW and savings	151,219	154,074	153,332
Time certificates of deposit	100,516	102,500	110,298
Total deposits	388,812	387,268	389,408
Other borrowings	6,000	-	3,800
Junior subordinated debt securities	5,688	5,604	5,576
Accrued interest and other liabilities	2,384	2,063	2,668
Total liabilities	402,884	394,935	401,452
Mezzanine financing:
Redeemable Bancorp-issued preferred stock, Series A, B and C; liquidation value of $1,000 at December 31, 2012, and $1,205 at September 30, 2012	-	1,000	1,205
Redeemable subsidiary-issued preferred stock; liquidation value of $2,000 at December 31, 2012, and $4,800 at September 30, 2012	-	2,000	4,800

Shareholders' equity:
Common stock - 50,000,000 shares authorized; issued and outstanding: 8,755,066 at September 30, 2013, 8,155,066 at December 31, 2012, and 7,855,066 at September 30, 2012	45,825	42,825	41,325
Additional paid-in capital	8,871	8,768	8,730
Accumulated deficit	(14,457)	(16,122)	(16,487)
Accumulated other comprehensive income (loss)	(1,893)	1,801	2,293
Total shareholders' equity	38,346	37,272	35,861
Total Liabilities and Shareholders' Equity	$441,230	$435,207	$443,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Statements of Operations

Unaudited

(dollars in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income
Interest and fees on loans	$4,528	$3,739	$12,456	$12,389
Interest on investment securities	525	696	1,761	2,035
Other interest income	16	17	39	85
Total interest income	5,069	4,452	14,256	14,509
Interest Expense
Interest on money market, NOW and savings deposits	64	71	198	212
Interest on time certificates of deposit	95	149	291	601
Other interest expense	89	82	247	246
Total interest expense	248	302	736	1,059
Net interest income	4,821	4,150	13,520	13,450
Provision for loan and lease losses	210	225	310	675
Net interest income after provision for loan and lease losses	4,611	3,925	13,210	12,775
Non-interest income
Service charges on deposit accounts	292	236	849	691
Gain on sale of Government-guaranteed loans	351	-	351	8
Net gains on disposition of other loans held for sale	-	685	609	711
Loan servicing fees, net of amortization	18	37	96	119
Gain (loss) on sale or call of available-for-sale securities, net	(1,521)	407	(1,347)	934
Gain (loss) or (writedown) of other real estate owned, net	599	(170)	571	(458)
Change in fair value of warrant liability	-	(11)	-	68
Increase in cash surrender value of life insurance	54	57	162	172
Other income and fees	141	71	398	169
Total non-interest income	(66)	1,312	1,689	2,414
Non-interest expense
Salaries and employee benefits	2,267	2,237	7,000	7,090
Occupancy expenses	415	431	1,233	1,353
Furniture and equipment	207	162	627	597
Data processing	467	464	1,295	1,805
Professional fees	199	265	534	1,000
Marketing and business development	101	96	270	312
Office supplies and expenses	145	145	446	537
Insurance and regulatory assessments	139	162	423	485
Loan and lease expenses	62	56	275	246
Other real estate expenses	(14)	89	(5)	238
Provision for unfunded loan commitments	25	25	50	25
Amortization of core deposit intangible asset	101	101	303	303
Other expenses	198	244	652	744
Total non-interest expense	4,312	4,477	13,103	14,735
Income before income taxes	233	760	1,796	454
Income tax (benefit) expense	6	-	45	3
Net income	$227	$760	$1,751	$451
Less earnings and dividends attributable to preferred stock	18	151	105	500
Net income (loss) attributable to common stock	$209	$609	$1,646	$(49)

Per Common Share Data:
Net income (loss) - basic	$0.02	$0.08	$0.20	$(0.01)
Net income (loss) - diluted	$0.02	$0.08	$0.20	$(0.01)
Average common shares outstanding - basic	8,755,066	7,855,066	8,418,253	7,792,292
Average common shares outstanding - diluted	8,771,942	7,855,066	8,430,121	7,792,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited - dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$227	$760	$1,751	$451

Other comprehensive income (loss):
Unrealized gains (losses) arising during the period on available-for-sale securities, net of taxes of $-0-	(416)	565	(5,041)	1,532
Less reclassification adjustment for securities losses (gains) included in net income, net of taxes of $-0-	1,521	(407)	1,347	(934)
Other comprehensive income (loss)	1,105	158	(3,694)	598

Comprehensive income (loss)	$1,332	$918	$(1,943)	$1,049

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders' Equity

(Unaudited - dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2013	8,155,066	$42,825	$8,768	$(16,122)	$1,801	$37,272

Exercise of common stock warrants	600,000	3,000				3,000

Dividends declared on subsidiary-issued preferred stock				(86)		(86)

Stock-based compensation			103			103

Net income				1,751		1,751

Other comprehensive loss	-	-	-	-	(3,694)	(3,694)

Balance at September 30, 2013	8,755,066	$45,825	$8,871	$(14,457)	$(1,893)	$38,346

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mission Community Bancorp and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited - dollars in thousands)

	For the Nine Months Ended
	September 30, 2013	September 30, 2012
Operating Activities
Net income	$1,751	$451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	736	695
Amortization of premium on securities and loans, net	1,016	1,016
Amortization of core deposit intangible asset	303	303
Accretion of discount on assets acquired in merger	(2,711)	(2,186)
Amortization of discount on liabilities assumed in merger	84	84
Provision for loan and lease losses	310	675
Provision for losses on unfunded loan commitments	50	25
Stock-based compensation	103	109
Loss (gain) on sale or call of available-for-sale securities	1,347	(934)
Gain on sale of loans	(351)	(8)
Gains on disposition of loans held for sale	(609)	(711)
Change in the fair value of warrant liability	-	(68)
Net (gains) losses and writedowns of other real estate owned	(571)	458
Increase in company-owned life insurance	(162)	(172)
Reinvested earnings from FHLB stock and other investments	(171)	-
Net increase in accrued taxes receivable	(5)	-
Other, net	991	538
Proceeds from sale of loans originated for sale	371	101
Loans originated for sale	(343)	-
Net cash provided by operating activities	2,139	376
Investing Activities
Net decrease (increase) in deposits in other banks	1,727	(1,584)
Purchase of available-for-sale securities	(78,005)	(106,091)
Proceeds from maturities, calls and paydowns of available-for-sale securities	26,909	33,021
Proceeds from sales of available-for-sale securities	64,914	54,788
Net increase in loans held for investment	(35,458)	(6,971)
Net decrease in loans held for sale	143	3,962
Proceeds from sale of loans originated for investment	6,564	-
Net decrease (increase) in FHLB stock and other investments	20	(2,751)
Purchases of premises and equipment	(118)	(431)
Proceeds from sale of premises and equipment	-	21
Additional investments in other real estate owned	(71)	-
Proceeds from sale of other real estate owned	599	4,780
Net cash used in investing activities	(12,776)	(21,256)
Financing Activities
Net increase in demand deposits and savings accounts	3,528	17,732
Net decrease in time deposits	(1,984)	(38,898)
Net increase in other borrowings and mezzanine financing	3,000	1,600
Proceeds from exercise of common stock warrants	3,000	500
Payment of dividends on preferred stock	(119)	(478)
Net cash provided by (used in) financing activities	7,425	(19,544)
Net decrease in cash and cash equivalents	(3,212)	(40,424)
Cash and cash equivalents at beginning of period	25,635	61,621
Cash and cash equivalents at end of period	$22,423	$21,197

Non-cash changes:
Change in unrealized (losses) gains on available-for-sale securities	$(3,694)	$598
Loans reclassified to held for sale	10,034	4,583
Real estate acquired by foreclosure	-	1,462
Adjustments to net contribution from shareholder recognized in additional paid-in capital for Santa Lucia merger	-	1,130
Cancellation of warrants accounted for as liabilities	-	(5,116)
Supplemental disclosures of cash flow information:
Interest paid	735	1,249
Taxes paid	50	3

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

Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year. In the opinion of management, the unaudited financial statements for the three-month and nine-month periods ended September 30, 2013 and 2012 reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations.

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

No options were granted in either of the nine-month periods ended September 30, 2013 and 2012.

During the nine-month periods ended September 30, 2013 and 2012, the Company recognized pre-tax stock-based compensation expense of $103,000 and $109,000, respectively. As of September 30, 2013, the Company has unvested options outstanding with unrecognized compensation expense totaling $201,000, which is scheduled to be recognized as follows (in thousands):

October 1 through December 31, 2013	$16
2014	62
2015	62
2016	51
2017	10
Total unrecognized compensation cost	$201

No options outstanding were “in the money” as of September 30, 2013.

The following table summarizes information about stock option activity for the nine months ended September 30, 2013:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value of In-the-Money Options
Outstanding at beginning of period	456,900	$6.12
Options granted	-
Options exercised	-
Options expired unexercised	-
Options forfeited	(6,500)	12.88
Outstanding at end of period	450,400	$6.03	8.0	$-

Options exercisable at end of period	217,400	$7.12	7.0	$-

Options Vested or Expected to Vest	450,400	$6.03	8.0	$-

Note 3 — Investment Securities

Investment securities have been classified in the consolidated balance sheets as available for sale according to management’s intent. The amortized cost of securities and their approximate fair values as of the balance sheet dates were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2013:
U.S. Government agencies	$18,944	$83	$(463)	$18,564
Residential mortgage-backed securities	52,841	182	(1,147)	51,876
Municipal securities	15,253	59	(171)	15,141
Corporate debt securities	3,250	3	(19)	3,234
Asset-backed securities	19,523	-	(420)	19,103
	$109,811	$327	$(2,220)	$107,918

December 31, 2012:
U.S. Government agencies	$30,007	$589	$(7)	$30,589
Residential mortgage-backed securities	60,550	1,159	(49)	61,660
Municipal securities	19,247	132	(106)	19,273
Corporate debt securities	3,015	2	(21)	2,996
Asset-backed securities	13,202	112	(10)	13,304
	$126,021	$1,994	$(193)	$127,822

September 30, 2012:
U.S. Government agencies	$42,686	$561	$-	$43,247
Residential mortgage-backed securities	68,968	1,527	(16)	70,479
Municipal securities	16,445	202	(55)	16,592
Corporate debt securities	3,026	4	(6)	3,024
Asset-backed securities	13,647	77	-	13,724
	$144,772	$2,371	$(77)	$147,066

The scheduled maturities of investment securities at September 30, 2013, were as follows. Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties.

(in thousands)	Available-for-Sale Securities
	Amortized Cost	Fair Value
Within one year	$241	$241
Due in one year to five years	7,104	7,068
Due in five years to ten years	30,865	30,563
Due in greater than ten years	71,601	70,046
	$109,811	$107,918

Investment securities in a temporary unrealized loss position as of each balance sheet date are shown in the following table, based on the length of time they have been continuously in an unrealized loss position:

(in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2013:
U.S. Government agencies	$11,379	$463	$-	$-	$11,379	$463
Residential mortgage-backed securities	46,380	1,147	-	-	46,380	1,147
Municipal securities	9,797	132	1,525	39	11,322	171
Corporate debt securities	2,231	19	-	-	2,231	19
Asset-backed securities	19,102	420	-	-	19,102	420
	$88,889	$2,181	$1,525	$39	$90,414	$2,220

December 31, 2012:
U.S. Government agencies	$3,005	$7	$-	$-	$3,005	$7
Residential mortgage-backed securities	7,605	49	-	-	7,605	49
Municipal securities	12,168	106	-	-	12,168	106
Corporate debt securities	1,979	21	-	-	1,979	21
Asset-backed securities	3,174	10	-	-	3,174	10
	$27,931	$193	$-	$-	$27,931	$193

September 30, 2012:
U.S. Government agencies	-	$-	$-	$-	$-	$-
Residential mortgage-backed securities	9,601	$16	$-	$-	$9,601	$16
Municipal securities	4,986	55	-	-	4,986	55
Corporate debt securities	1,994	6	-	-	1,994	6
Asset-backed securities	-	-	-	-	-	-
	$16,581	$77	$-	$-	$16,581	$77

As of September 30, 2013, the Company held 69 securities that had been in an unrealized loss position for less than 12 months. Five securities have been in an unrealized loss position for 12 months or longer as of September 30, 2013. The unrealized losses relate principally to changes in market interest rate conditions. All of the securities continue to pay as scheduled. When analyzing the issuer’s financial condition, management considers the length of time and extent to which the market value has been less than cost; the historical and implied volatility of the security; the financial condition of the issuer of the security; and the Bank’s intent and ability to hold the security to recovery. As of September 30, 2013, management did not have the intent to sell these securities nor did it believe it is more likely than not that it will be required to sell these securities before maturity or the recovery of amortized cost basis. Based on the Bank’s evaluation of the above and other relevant factors, the Bank does not believe the securities that are in an unrealized loss position as of September 30, 2013, are other than temporarily impaired. However, in light of continued declines in the fair values of these securities, as a result of increases in long- and intermediate-term market interest rates, management may reevaluate its intention to hold all of these securities until maturity or until recovery of its amortized cost basis.

Gross gains totaling $324,000 and losses of $1,671,000 were recognized in the first nine months of 2013 on sales of $66,260,000 of securities. During the first nine months of 2012, $53,854,000 of securities were sold, resulting in gains of $936,000 and $2,000 of losses.

As of September 30, 2013, investment securities carried at $24,638,000 were pledged to secure public deposits, as required by law. Investment securities carried at $10,589,000 as of September 30, 2013, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco. Securities carried at $4,460,000 as of September 30, 2013, were pledged to secure potential intra-day overdrafts at the Federal Reserve Bank of San Francisco (“FRB”) and $1,484,000 of securities were pledged to secure standby letter of credit agreements issued by an unaffiliated bank.

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

The following table shows the composition of the Company’s loans by type:

Loan Composition
(Dollars in thousands)
	September 30, 2013		December 31, 2012		September 30, 2012
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$12,915	4.6%	$11,995	4.9%	$11,695	4.9%
Commercial real estate - owner-occupied	72,425	26.1%	72,036	29.4%	69,410	29.3%
Commercial real estate - non-owner-occupied	69,080	24.9%	69,145	28.2%	75,020	31.7%
Residential real estate	42,227	15.2%	31,501	12.8%	32,120	13.6%
Farnland and all other real estate loans	19,775	7.1%	8,299	3.4%	7,764	3.3%
Commercial and industrial loans	38,996	14.1%	33,580	13.7%	32,826	13.8%
Agricultural loans	11,638	4.2%	14,252	5.8%	3,369	1.4%
Municipal loans	2,293	0.8%	2,347	1.0%	2,352	1.0%
Leases, net of unearned income	793	0.3%	1,057	0.4%	1,277	0.5%
Consumer loans	7,403	2.7%	1,077	0.4%	1,194	0.5%
Total loans	$277,545	100.0%	$245,289	100.0%	$237,027	100.0%

The table above includes loans held for sale as follows:

Loans Held for Sale*
(Dollars in thousands)
	September 30, 2013		December 31, 2012		September 30, 2012
Type of Loan	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial and industrial	$292	0.1%	$346	0.1%	$278	0.1%
Real estate	4,821	1.7%	1,202	0.5%	1,656	0.7%
Construction and land development	-	0.0%	-	0.0%	1,556	0.7%
Total loans held for sale	$5,113	1.8%	$1,548	0.6%	$3,490	1.5%

* Consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

Loans and leases, other than those held for sale, are carried at the principal amount outstanding, net of any deferred loan origination fee income and deferred direct loan origination costs, and net of any unearned interest on discounted loans. A separate allowance for loan and lease losses is provided for loans held for investment. Loans held for sale, including $612,000 of impaired loans, are carried at the lower of cost or fair value, with no allowance for loan losses.

As of September 30, 2013, and December 31, 2012, loans totaling $230,363,000 and $198,553,000, respectively, were pledged to secure potential borrowings from the Federal Home Loan Bank of San Francisco.

Note 5 — Credit Quality and the Allowance for Loan and Lease Losses

An allowance for loan and lease losses is provided for loans held for investment (i.e., not held for sale). Loans held for sale are carried on the consolidated balance sheets at the lower of cost or fair value, therefore no related allowance for loan losses is provided.

Following is a summary of the changes in the allowance for loan and lease losses for the three-month and nine-month periods ended September 30:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30
	2013	2012	2013	2012

Balance at beginning of period	$4,232	$3,781	$4,242	$3,326
Provision for loan and lease losses charged to expense	210	225	310	675
Loans charged off	(68)	(22)	(261)	(144)
Recoveries on loans previously charged off	23	116	106	243
Balance at end of period	$4,397	$4,100	$4,397	$4,100

Changes in the allowance for loan and lease losses for the three-month periods ended September 30, 2013 and 2012, are shown below disaggregated by portfolio segment:

	Three Months Ended September 30, 2013
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$427	$81	$-	$-	$508
Commercial real estate - owner-occupied	345	148	-	2	495
Commercial real estate - non-owner-occupied	637	(7)	-	-	630
Residential real estate	1,001	(160)	-	9	850
All other real estate loans	89	14	-	-	103
Commercial and industrial loans	1,497	(21)	(60)	12	1,428
Consumer and all other loans and lease financing	104	47	(8)	-	143
Unallocated	132	108	-	-	240
Totals	$4,232	$210	$(68)	$23	$4,397

	Three Months Ended September 30, 2012
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$366	$(97)	$-	$-	$269
Commercial real estate - owner-occupied	505	85	-	28	618
Commercial real estate - non-owner-occupied	883	73	-	-	956
Residential real estate	658	154	-	-	812
All other real estate loans	6	33	-	-	39
Commercial and industrial loans	1,197	70	-	13	1,280
Consumer and all other loans and lease financing	134	(76)	(22)	75	111
Unallocated	32	(17)	-	-	15
Totals	$3,781	$225	$(22)	$116	$4,100

	Nine Months Ended September 30, 2013
Loan Portfolio Segment	Balance at Beginning of Period	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$321	$187	$-	$-	$508
Commercial real estate - owner-occupied	463	30	-	2	495
Commercial real estate - non-owner-occupied	730	(100)	-	-	630
Residential real estate	906	47	(117)	14	850
All other real estate loans	35	68	-	-	103
Commercial and industrial loans	1,735	(315)	(82)	90	1,428
Consumer and all other loans and lease financing	51	154	(62)	-	143
Unallocated	1	239	-	-	240
Totals	$4,242	$310	$(261)	$106	$4,397

	Nine Months Ended September 30, 2012
Loan Portfolio Segment	Balance at Beginning of Year	Provision for Loan Losses Charged (Credited) to Expense	Less Loans Charged Off	Plus Recoveries on Loans Previously Charged Off	Balance at End of Period

Construction and land development	$157	$112	$-	$-	$269
Commercial real estate - owner-occupied	253	335	-	30	618
Commercial real estate - non-owner-occupied	675	281	-	-	956
Residential real estate	640	172	-	-	812
All other real estate loans	4	35	-	-	39
Commercial and industrial loans	1,363	(70)	(101)	88	1,280
Consumer and all other loans and lease financing	124	(95)	(43)	125	111
Unallocated	110	(95)	-	-	15
Totals	$3,326	$675	$(144)	$243	$4,100

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

The following table shows the Company’s loan portfolio (excluding loans held for sale) allocated by management’s internal asset quality ratings as of the dates indicated:

Loans by Asset Quality Rating (excluding loans held for sale*)	Asset Quality Ratings
(in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Loans
As of September 30, 2013:
Construction and land development	$12,045	$-	$951	$-	$12,996
Commercial real estate - owner-occupied	66,698	-	5,143	-	71,841
Commercial real estate - non-owner-occupied	68,407	-	1,236	-	69,643
Residential real estate	40,605	85	630	182	41,502
All other real estate	19,782	-	20	-	19,802
Commercial and industrial	45,285	57	3,177	-	48,519
Consumer and all other loans and lease financing	8,129	-	-	-	8,129
Total loans, net of unearned income	$260,951	$142	$11,157	$182	$272,432

As of December 31, 2012:
Construction and land development	$11,440	$-	$555	$-	$11,995
Commercial real estate - owner-occupied	65,132	-	5,896	-	71,028
Commercial real estate - non-owner-occupied	66,799	1,396	1,166	-	69,361
Residential real estate	28,588	-	2,268	185	31,041
All other real estate	8,319	-	29	-	8,348
Commercial and industrial	44,921	161	4,272	-	49,354
Consumer and all other loans and lease financing	2,614	-	-	-	2,614
Total loans, net of unearned income	$227,813	$1,557	$14,186	$185	$243,741

As of September 30, 2012:
Construction and land development	$9,455	$100	$585	$-	$10,140
Commercial real estate - owner-occupied	62,593	-	5,831	-	68,424
Commercial real estate - non-owner-occupied	71,595	2,409	1,178	-	75,182
Residential real estate	28,621	-	2,284	185	31,090
All other real estate	7,732	-	32	-	7,764
Commercial and industrial	34,122	324	3,765	-	38,211
Consumer and all other loans and lease financing	2,726	-	-	-	2,726
Total loans, net of unearned income	$216,844	$2,833	$13,675	$185	$233,537

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank

The following table shows an aging analysis of the loan portfolio (excluding loans held for sale) as of the dates indicated. Also shown are loans on non-accrual, those that are past due and still accruing interest and troubled debt restructurings:

(in thousands)	Construction	Commercial Real Estate				Commercial	Consumer andAll Other
	and Land Development	Owner-Occupied	Non-Owner-Occupied	Residential Real Estate	All Other Real Estate	and Industrial	Loans and Leases	Total Loans
As of September 30, 2013:
Recorded Balance of Loans Past Due:
30-59 Days	$121	$116	$-	$-	$-	$182	$-	$419
60-89 Days	-	1,073	-	-	-	62	-	1,135
90+ Days	-	650	-	241	-	149	-	1,040
Total Past Due	121	1,839	-	241	-	393	-	2,594
Loans in Current Payment Status	12,875	70,002	69,643	41,261	19,802	48,126	8,129	269,838
Total Loans	$12,996	$71,841	$69,643	$41,502	$19,802	$48,519	$8,129	$272,432

Loans 90+ Days Past Due and Accruing[1]	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	-	-	702	-	-	-	702
Loans in Non-accrual Status	731	1,219	3,547	756	20	2,470	-	8,743

As of December 31, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$55	$-	$325	$-	$620	$69	$1,069
60-89 Days	-	916	-	-	-	44	-	960
90+ Days	-	820	-	343	-	227	-	1,390
Total Past Due	-	1,791	-	668	-	891	69	3,419
Loans in Current Payment Status	11,995	69,237	69,361	30,373	8,348	48,463	2,545	240,322
Total Loans	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614	$243,741

Loans 90+ Days Past Due and Accruing[1]	$-	$-	$-	$-	$-	$-	$-	$-
Accruing Troubled Debt Restructurings	-	13	-	709	-	-	-	722
Loans in Non-accrual Status	555	3,779	845	842	29	3,018	-	9,068

As of September 30, 2012:
Recorded Balance of Loans Past Due:
30-59 Days	$-	$59	$-	$158	$-	$427	$174	$818
60-89 Days	268	1,000	-	-	-	57	-	1,325
90+ Days	-	771	-	185	-	265	-	1,221
Total Past Due	268	1,830	-	343	-	749	174	3,364
Loans in Current Payment Status	9,872	66,594	75,182	30,747	7,764	37,462	2,552	230,173
Total Loans	$10,140	$68,424	$75,182	$31,090	$7,764	$38,211	$2,726	$233,537

Loans 90+ Days Past Due and Accruing[1]	$-	$-	$-	$-	$-	$120	$7	$127
Accruing Troubled Debt Restructurings	-	-	-	-	-	711	-	711
Loans in Non-accrual Status	317	2,267	866	851	32	1,608	-	5,941

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

Fourteen loans totaling $2,201,000 were restructured in TDR’s during the first nine months of 2013 and ten loans totaling $1,153,000 were restructured in the first nine months of 2012. No TDR’s were in accruing status and more than 90 days past due as of September 30, 2013 or December 31, 2012. The Bank has no commitments to lend additional funds under loans classified as TDR’s as of September 30, 2013.

Following are summaries of the investment in loans (by impairment method, excluding loans held for sale) as of the dates indicated, including the related allowance for loan losses and cash-basis income recognized:

(in thousands)	Construction	Commercial Real Estate			All		Consumer and All Other
	and Land Development	Owner-Occupied	Non- Owner-Occupied	Residential Real Estate	Other Real Estate	Commercial and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of September 30, 2013:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$275	$928	$701	$182	$20	$818	$-		$2,924
Impaired Loans With No Allowance Recorded	-	1,359	155	777	-	1,391	-		3,682
Total Loans Individually Evaluated For Impairment	275	2,287	856	959	20	2,209	-		6,606
Loans Collectively Evaluated For Impairment	10,709	54,217	57,186	38,425	19,782	45,738	7,954		234,011
Loans Acquired With Deteriorated Credit Quality	2,012	15,337	11,601	2,118	-	572	175		31,815
Total Loans Held for Investment	$12,996	$71,841	$69,643	$41,502	$19,802	$48,519	$8,129		$272,432
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$302	$1,040	$755	$197	$23	$1,321	$-		$3,638
Impaired Loans With No Allowance Recorded	-	1,542	175	802	-	1,950	-		4,469
Total Loans Individually Evaluated For Impairment	302	2,582	930	999	23	3,271	-		8,107
Loans Collectively Evaluated For Impairment	10,709	54,217	57,186	38,425	19,782	45,738	7,954		234,011
Loans Acquired With Deteriorated Credit Quality	2,238	16,840	12,546	2,550	-	1,505	178		35,857
Total Loans Held for Investment	$13,249	$73,639	$70,662	$41,974	$19,805	$50,514	$8,132		$277,975
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$138	$117	$30	$126	$4	$230	$-		$645
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	138	117	30	126	4	230	-		645
Loans Collectively Evaluated For Impairment	370	353	600	724	99	1,178	143	$240	3,707
Loans Acquired With Deteriorated Credit Quality	-	25	-	-	-	20	-		45
Total Loans Held for Investment	$508	$495	$630	$850	$103	$1,428	$143	$240	$4,397

For the Nine Months Ended September 30, 2013:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$311	$827	$725	$965	$24	$1,494	$-		$4,346
Impaired Loans With No Allowance Recorded	-	1,534	-	-	-	1,000	-		2,534
Total Loans Individually Evaluated For Impairment	$311	$2,361	$725	$965	$24	$2,494	$-		$6,880
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$29	$-	$-	$-		$29
Impaired Loans With No Allowance Recorded	-	1	-	-	-	-	-		1
Total Loans Individually Evaluated For Impairment	$-	$1	$-	$29	$-	$-	$-		$30

(in thousands)	Construction	Commercial Real Estate			All		Consumer and All Other
	and Land Development	Owner-Occupied	Non- Owner-Occupied	Residential Real Estate	Other Real Estate	Commercial and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of December 31, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$385	$686	$749	$894	$29	$1,354	$-		$4,097
Impaired Loans With No Allowance Recorded	170	1,599	-	-	-	1,298	-		3,067
Total Loans Individually Evaluated For Impairment	555	2,285	749	894	29	2,652	-		7,164
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	2,455	16,906	11,554	4,534	-	967	179		36,595
Total Loans Held for Investment	$11,995	$71,028	$69,361	$31,041	$8,348	$49,354	$2,614		$243,741
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$404	$731	$763	$899	$30	$2,040	$-		$4,867
Impaired Loans With No Allowance Recorded	177	1,745	-	-	-	1,427	-		3,349
Total Loans Individually Evaluated For Impairment	581	2,476	763	899	30	3,467	-		8,216
Loans Collectively Evaluated For Impairment	8,985	51,837	57,058	25,613	8,319	45,735	2,435		199,982
Loans Acquired With Deteriorated Credit Quality	6,264	18,575	13,184	6,468	-	2,489	183		47,163
Total Loans Held for Investment	$15,830	$72,888	$71,005	$32,980	$8,349	$51,691	$2,618		$255,361
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$103	$53	$66	$324	$2	$683	$-		$1,231
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	103	53	66	324	2	683	-		1,231
Loans Collectively Evaluated For Impairment	218	410	664	582	33	1,052	51	$1	3,011
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$321	$463	$730	$906	$35	$1,735	$51	$1	$4,242

For the Year Ended December 31, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$198	$655	$303	$291	$6	$791	$-		$2,244
Impaired Loans With No Allowance Recorded	533	1,378	109	782	-	1,425	-		4,227
Total Loans Individually Evaluated For Impairment	$731	$2,033	$412	$1,073	$6	$2,216	$-		$6,471
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$10	$-	$-	$-		$10
Impaired Loans With No Allowance Recorded	-	-	1	-	-	-	-		1
Total Loans Individually Evaluated For Impairment	$-	$-	$1	$10	$-	$-	$-		$11

(in thousands)	Construction	Commercial Real Estate			All		Consumer and All Other
	and Land Development	Owner-Occupied	Non- Owner-Occupied	Residential Real Estate	Other Real Estate	Commercial and Industrial	Loans and Leases	Unallocated	Total Loans
Loans Held for Investment as of September 30, 2012:
Recorded Investment:
Impaired Loans With an Allowance Recorded	$214	$-	$765	$897	$-	$293	$-		$2,169
Impaired Loans With No Allowance Recorded	372	1,893	-	-	-	823	-		3,088
Total Loans Individually Evaluated For Impairment	586	1,893	765	897	-	1,116	-		5,257
Loans Collectively Evaluated For Impairment	7,079	49,524	62,865	25,655	7,764	35,964	2,543		191,394
Loans Acquired With Deteriorated Credit Quality	2,475	17,007	11,552	4,538	-	1,131	183		36,886
Total Loans Held for Investment	$10,140	$68,424	$75,182	$31,090	$7,764	$38,211	$2,726		$233,537
Unpaid Principal Balance:
Impaired Loans With An Allowance Recorded	$223	$-	$765	$901	$-	$120	$-		$2,009
Impaired Loans With No Allowance Recorded	378	2,025	-	-	-	817	-		3,220
Total Loans Individually Evaluated For Impairment	601	2,025	765	901	-	937	-		5,229
Loans Collectively Evaluated For Impairment	7,079	49,524	62,865	25,655	7,764	35,964	2,543		191,394
Loans Acquired With Deteriorated Credit Quality	6,288	18,749	13,251	6,498	-	2,914	187		47,887
Total Loans Held for Investment	$113,968	$70,298	$76,881	$33,054	$7,764	$39,815	$2,730		$244,510
Related Allowance for Loan and Lease Losses:
Impaired Loans With An Allowance Recorded	$86	$-	$79	$213	$-	$126	$-		$504
Impaired Loans With No Allowance Recorded	-	-	-	-	-	-	-		-
Total Loans Individually Evaluated For Impairment	86	-	79	213	-	126	-		504
Loans Collectively Evaluated For Impairment	183	619	877	599	39	1,153	111	$15	3,596
Loans Acquired With Deteriorated Credit Quality	-	-	-	-	-	-	-		-
Total Loans Held for Investment	$269	$619	$956	$812	$39	$1,279	$111	$15	$4,100

For the Nine Months Ended September 30, 2012:
Average Recorded Investment in Impaired Loans:
Impaired Loans With An Allowance Recorded	$103	$145	$191	$318	$-	$366	$-		$1,123
Impaired Loans With No Allowance Recorded	229	1,447	-	-	-	558	-		2,234
Total Loans Individually Evaluated For Impairment	$332	$1,592	$191	$318	$-	$924	$-		$3,357
Interest Income Recognized on Impaired Loans:
Impaired Loans With An Allowance Recorded	$-	$-	$-	$-	$-	$-	$-		$-
Impaired Loans With No Allowance Recorded	13	-	-	38	-	6	-		57
Total Loans Individually Evaluated For Impairment	$13	$-	$-	$38	$-	$6	$-		$57

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

Changes in the accretable discount for loans purchased with credit quality deterioration follows:

	For the Nine Months Ended September 30,
(in thousands)	2013	2012
Balance at beginning of year	$1,734	$3,289
Measurement period adustments to Santa Lucia Bank fair values	-	(428)
Accretion to interest income	(2,046)	(844)
Loans reclassified to held for sale	-	(355)
Loans charged off	50	-
Transfers from non-accretable discount to accretable	2,329	125
Balance at end of period	$2,067	$1,787

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

Bancorp-Issued Preferred Stock

As a result of a change in control in 2010, the Company lost its status as a Community Development Financial Institution (“CDFI”) in 2012. Accordingly, the Company redeemed the Company’s Series A and C preferred stock during the third quarter of 2013 at a total redemption price of $1,000,000. Those series of preferred stock were carried at their redemption values in the consolidated balance sheets and were classified as mezzanine financing rather than equity.

Mission Asset Management, Inc. Preferred Stock and Company Warrants

On October 21, 2011, for an aggregate purchase price of $10 million, Mission Asset Management, Inc. issued 10,000 shares of its newly authorized Series A Non-Cumulative Perpetual Preferred Stock (“MAM Preferred Stock”) and the Company issued warrants to purchase an aggregate of 2,202,641 shares of the Company’s common stock (the “2011 Warrants”). The 2011 Warrants were issued for a term of 10 years from issuance at an exercise price of $4.54 per share. In December 2011, 660,792 of the 2011 Warrants were exercised and $3,000,000 of the MAM Preferred Stock was liquidated. From June 2012 through December 2012 an additional $5,000,000 of the MAM Preferred Stock was liquidated, and in the first nine months of 2013 the final $2,000,000 was liquidated. These preferred shares included redemption provisions that are outside the control of the Company. Accordingly, these preferred shares were presented as mezzanine financing at their redemption value.

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

Activity in the Company’s outstanding warrants follows:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	7,290,521	$4.90
Warrants cancelled in 2012	(6,541,849)	4.89
Warrants issued in 2012	6,659,780	5.00
Warrants exercised in 2012	(400,000)	5.00
Outstanding December 31, 2012	7,008,452	5.00
Warrants issued in 1st nine months 2013	-
Warrants exercised 1st nine months 2013	(600,000)	5.00
Outstanding September 30, 2013	6,408,452	$5.00

Prior to the consummation of the transactions under the Securities Purchase Agreement, the Manager was the largest shareholder of the Company, beneficially owning 333,334 shares of the common stock of the Company or 24.7% of the issued and outstanding shares. As of September 30, 2013, following the consummation of the transactions under the Securities Purchase Agreement, the rights offering, and the 2011, 2012 and 2013 warrants exercises, the Manager is the beneficial owner of 6,928,179 shares of the common stock of the Company (not including warrants), or 79.1% of the issued and outstanding shares.

Earnings (Loss) per Share

The following table shows the calculation of earnings (loss) per common share and the allocation of the Company’s net income (loss) among common stock and the various classes of preferred stock:

(in thousands, except per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$227	$760	$1,751	$451
Less earnings and dividends applicable to preferred stock:
Convertible preferred (Series A & C)	2	-	19	-
Non-convertible subsidiary-issued preferred stock	16	151	86	500
Net income allocated to all classes of preferred stock	18	151	105	500
Net income (loss) attributable to common stock	$209	$609	$1,646	$(49)

Average common shares outstanding	8,755,066	7,855,066	8,418,253	7,792,292
Dilutive effect of outstanding stock-based awards and other potential common shares	16,876	-	11,868	-
Average common shares used for diluted EPS	8,771,942	7,855,066	8,430,121	7,792,292

Basic earnings (loss) per common share	$0.02	$0.08	$0.20	$(0.01)
Diluted earnings (loss) per common share	$0.02	$0.08	$0.20	$(0.01)

Excluded from diluted EPS in 2013 were the following potential common shares: 450,400 outstanding stock options and 6,408,452 outstanding warrants. Excluded from diluted EPS in 2012 were 267,900 outstanding stock options; 7,308,452 outstanding warrants and 220,264 shares related to convertible preferred shares. In all periods presented in these financial statements the exercise or conversion price of these warrants and options exceeded the average market price of the Company’s common shares.

Note 7 —Income taxes

The Company recognized income tax expense of $45,000 in the first nine months of 2013 and $3,000 in the comparable period of 2012. In both those periods, the provision for income tax was offset by available tax loss carry-forwards originating from 2008 through 2011. The $45,000 income tax recorded in 2013 represents an accrual for alternative minimum tax related to utilizing those tax loss carry-forwards.

Total deferred tax assets as of September 30, 2013, are approximately $11,189,000 (including $8,377,000 of tax loss carry-forwards) and deferred tax liabilities total approximately $2,191,000. The Company continues to maintain a full valuation allowance against the net deferred tax asset of $8,998,000, as a result of the Company being in a cumulative loss position as of September 30, 2013.

Note 8 — Fair Value Measurement

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

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

No warrants were subject to fair value accounting as of September 30, 2013 or December 31, 2012.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using
September 30, 2013	Level 1	Level 2	Level 3	Total
Available for sale securities:
U.S. Government agencies	$-	$18,564	$-	$18,564
Residential mortgage-backed securities	-	51,876	-	51,876
Municipal securities	-	15,141	-	15,141
Corporate debt securities	-	3,234	-	3,234
Asset-backed securities	-	19,103	-	19,103
Total available-for-sale securities	-	107,918	-	107,918
Loans held for sale	-	-	5,113	5,113
Total net assets measured at fair value on a recurring basis	$-	$107,918	$5,113	$113,031

December 31, 2012
Available for sale securities:
U.S. Government agencies	$-	$30,589	$-	$30,589
Residential mortgage-backed securities	-	61,660	-	61,660
Municipal securities	-	19,273	-	19,273
Corporate debt securities	-	2,996	-	2,996
Asset-backed securities	-	13,304	-	13,304
Total available-for-sale securities	-	127,822	-	127,822
Loans held for sale	-	-	1,548	1,548
Total net assets measured at fair value on a recurring basis	$-	$127,822	$1,548	$129,370

September 30, 2012
Available for sale securities:
U.S. Government agencies	$-	$43,247	$-	$43,247
Residential mortgage-backed securities	-	70,479	-	70,479
Municipal securities	-	16,592	-	16,592
Corporate debt securities	-	3,024	-	3,024
Asset-backed securities	-	13,724	-	13,724
Total available-for-sale securities	-	147,066	-	147,066
Loans held for sale	-	-	3,490	3,490
Warrant liability	-	-	(150)	(150)
Total net assets measured at fair value on a recurring basis	$-	$147,066	$3,340	$150,406

The fair value of securities available for sale equals quoted market prices, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. There were no changes in the valuation techniques used during 2013 or 2012 and there were no transfers into or out of Levels 1, 2 or 3 of the fair value hierarchy during the nine months ended September 30, 2013.

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

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

(in thousands)	Fair Value Measurements Using				Current Period Gains
September 30, 2013	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,979	$1,979	$21
Residential real estate	-	-	833	833	199
Commercial real estate - owner-occupied	-	-	2,170	2,170	(2)
Commercial real estate - non-owner-occupied	-	-	826	826	36
All other real estate	-	-	16	16	(2)
Construction and land development	-	-	137	137	(42)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$5,961	$5,961	$210

Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$861	$861	$571
	Fair Value Measurements Using				Full Year Gains
December 31, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$1,969	$1,969	$7
Residential real estate	-	-	570	570	(324)
Commercial real estate - owner-occupied	-	-	2,232	2,232	(20)
Commercial real estate - non-owner-occupied	-	-	683	683	(66)
All other real estate	-	-	27	27	(2)
Construction and land development	-	-	452	452	(96)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$5,933	$5,933	$(501)

Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$818	$818	$(463)
	Fair Value Measurements Using				Current Period Gains
September 30, 2012	Level 1	Level 2	Level 3	Total	(Losses)
Financial assets measured at fair value on a non-recurring basis:
Impaired loans, net of specific reserves--
Commercial and industrial	$-	$-	$990	$990	$(60)
Residential real estate	-	-	684	684	(213)
Commercial real estate - owner-occupied	-	-	1,893	1,893	-
Commercial real estate - non-owner-occupied	-	-	686	686	(79)
Construction and land development	-	-	500	500	(86)
Total impaired loans, net of charge-offs and specific reserves	$-	$-	$4,753	$4,753	$(438)

Non-financial assets measured at fair value on a non-recurring basis:
Other real estate owned	$-	$-	$1,463	$1,463	$(458)

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

The following table presents a reconciliation of net assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first nine months of 2013 and 2012:

(in thousands)	Level 3 Securities Available for Sale, Loans Held for Sale and Warrant Liability
	Nine Months Ended September 30
	2013	2012
Balance at beginning of year	$1,548	$(1,464)
Net increase (decrease) in Gov't guaranteed loans held for sale	4,099	(115)
Loans held for sale transfered into Level 3	-	4,283
Settlements - principal reductions in loans held for sale	(848)	(1,857)
Loan participations sold to related party	-	(1,952)
Loans held for sale transferred to other real estate owned	-	(589)
Reduction in loans held for sale valuation reserve	314	-
Cancellation of warrants accounted for as liabilities	-	5,116
Changes in fair value of warrant liability	-	68
Balance at end of period	$5,113	$3,490

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

The estimated fair value of financial instruments is summarized as follows:

(in thousands)	September 30, 2013		December 31, 2012		September 30, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and due from banks	$22,423	$22,423	$25,635	$25,635	$21,197	$21,197
Interest-bearing deposits in other banks	1,979	1,979	3,706	3,706	5,176	5,176
Investment securities	107,918	107,918	127,822	127,822	147,066	147,066
Loans held for sale	5,113	5,113	1,548	1,548	3,490	3,490
Loans, net of allowance for loan and lease losses	268,035	267,015	239,499	244,979	229,437	225,338
Federal Home Loan Bank stock and other investments	6,974	6,974	6,822	6,822	6,699	6,699
Accrued interest receivable	1,217	1,217	1,361	1,361	1,353	1,353

Financial Liabilities:
Deposits	388,812	389,228	387,268	387,589	389,408	389,641
Other borrowings	6,000	5,506	-	-	3,800	3,800
Junior subordinated debt securities	5,688	4,634	5,604	4,607	5,576	4,188
Accrued interest payable	128	128	111	111	140	140

Note 9 — Related Party Transactions

During the third quarter of 2013 the Bank and MAM entered into separate agreements with CGB Asset Management (“CGB”), a wholly-owned subsidiary of the Company’s majority shareholder, Carpenter Fund Manager GP, LLC, under which a participation in a fully-discounted loan was sold to CGB for cash proceeds of $344,000 and a fully-written down other real estate owned (“OREO”) property was sold to CGB for $599,000. These values were determined by an independent assessment of fair value for each asset and resulted in the acceleration of $344,000 of accretion income on loans acquired with deteriorated credit quality and $599,000 of net gains on the sale of OREO property in the third quarter.

Note 10 — Recent Accounting Pronouncements

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

Note 11 — Subsequent Event

On October 21, 2013, the Company and Heritage Oaks Bancorp, a California corporation (“Heritage”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the acquisition by Heritage of the Company pursuant to the merger of the Company with and into Heritage, with Heritage being the surviving corporation (the “Merger”). Immediately after the Merger, Mission Community Bank will be merged with and into Heritage Oaks Bank, Heritage’s wholly-owned banking subsidiary, with Heritage Oaks Bank being the surviving banking corporation.

Pursuant to the terms and subject to the conditions of the Merger Agreement, which has been approved by the Board of Directors of each of the Company and Heritage, holders of shares of the Company’s common stock, warrants and options will receive aggregate cash consideration of $8.0 million and aggregate stock consideration of 7,541,353 shares of the common stock of Heritage. Based on the Company’s shares outstanding on October 21, 2013, each share of common stock of the Company would be exchanged for approximately (i) 0.8614 shares of the common stock of Heritage and (ii) cash consideration of approximately $0.19. Based on the closing price of Heritage common stock of $6.42 per share on October 18, 2013, the total value of the merger consideration would be $56.4 million. The actual value received by the Company’s shareholders on a per share basis will fluctuate based on the price of the common stock of Heritage.

Each holder of the Company’s warrants (other than warrants issued in the Company’s public rights offering which warrants will terminate if not exercised prior to the Merger) will enter into a warrant holder agreement agreeing not to exercise his, her or its warrants prior to the Merger and receiving at the effective time of the Merger cash in the amount of $0.92 per share of common stock that would have been received upon exercise of the warrants. Each holder of the Company’s options will enter into an option holder agreement, agreeing to cash out his or her Company stock options and cancel them. In the money option holders will receive the spread between the exercise price of such options and $5.92, while out of the money option holders will receive a flat $500 for cancellation of all of their respective options.

The Merger Agreement contains customary representations, warranties and covenants made by each of the Company and Heritage. In addition, the Company has agreed not to solicit certain acquisition proposals. However, under certain circumstances specified in the Merger Agreement, the Company is entitled to enter into discussions and negotiate with third parties who submit to the Company certain unsolicited acquisition proposals which the Board of Directors of the Company determines are “Superior Proposals,” as such term is defined in the Merger Agreement.

Completion of the Merger is subject to certain conditions, including, among others, the (i) approval of the Merger by the shareholders of the Company and Heritage, (ii) listing on NASDAQ of the shares of Heritage to be issued in the Merger, (iii) receipt of all governmental consents and approvals required to consummate the Merger, (iv) U.S. Securities and Exchange Commission having declared effective under the Securities Act of 1933, as amended, Heritage’s registration statement covering the issuance of shares of Heritage in the Merger, (v) absence of any injunction, order or legal restraint prohibiting consummation of the Merger, and (vi) receipt by Heritage and the Company of opinions from their respective legal counsel that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct to the extent provided in the Merger Agreement and the other party having performed in all material respects it obligations under the Merger Agreement. Heritage’s obligation to consummate the Merger is also subject to certain additional conditions, including, among others, (i) the Company’s “Adjusted Shareholders’ Equity,” as defined in the Merger Agreement, not being less than 95% of the shareholders’ equity of the Company as of June 30, 2013 as of the “Shareholders’ Equity Measurement Date,” as such term is defined in the Merger Agreement, and (ii) the Company’s “Core Deposits,” as defined in the Merger Agreement, not being less than 80% of the balance of such Core Deposits on September 30, 2013 as of the date of the “Closing Financial Statement,” as such term is defined in the Merger Agreement.

The Merger Agreement contains certain termination rights for both the Company and Heritage, including, among others, the right to terminate the Merger Agreement if (i) the Merger is not consummated on or before the nine month anniversary of the date of the Merger Agreement, subject to an extension of up to 90 days in certain circumstances, (ii) if any required regulatory approvals are not obtained or (iii) if the requisite approval of the shareholders of the Company or Heritage is not obtained. In addition, Heritage is entitled to a termination fee of $2,500,000 plus reimbursement of out-of-pocket expenses with respect to the termination of the Merger Agreement in certain instances, including, among other things, (i) the failure of the Company’s shareholders to approve the Merger Agreement, (ii) the failure of the Company to recommend approval of the Merger to its shareholders in certain instances and (iii) in the event that an “Acquisition Proposal,” as such term is defined in the Merger Agreement, has been made known to the shareholders, senior management or board of directors of the Company or any person shall have publicly announced an intention to make an Acquisition Proposal, and thereafter the Merger Agreement is terminated, and prior to the date that is 12 months from the date of such termination, the Company consummates an “Alternative Transaction,” as such term if defined in the Merger Agreement, or enters into any letter of intent or similar agreement related to an Alternative Transaction.

The Merger is expected to be consummated in the first quarter of 2014.

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

Mission Community Bank, a wholly-owned subsidiary of the Bancorp, is a California state-chartered bank headquartered in San Luis Obispo, California. It is a member of the Federal Reserve System. The Bank operates five branches in the Central Coast area of California serving the cities of San Luis Obispo, Paso Robles, Atascadero, Arroyo Grande and Santa Maria. In addition, the Bank operates two loan production offices, one in San Luis Obispo with a primary focus on Small Business Administration lending and the other is focused on agricultural lending and is located in the city of Oxnard, in Ventura County. The Bank’s primary source of revenue is providing real estate loans, commercial loans and lines of credit and agricultural loans to customers, who are predominately small and middle-market businesses. The Bank also provides loans, deposits, and other banking services to consumers through the branches and internet banking.

Executive Summary of Operating Results

The third quarter, 2013 marks the sixth consecutive quarter of profitability for the Company. Net income for the three months ended September 30, 2013 was $227 thousand as compared to $760 thousand for the same period of 2012. The decrease of $533thousand is primarily due to a $1.521 million loss realized on the sale of investment securities in August in order to minimize the potential for further deterioration in the value of these securities should interest rates increase. This loss was partially offset by income derived from gains recognized through sale of loans and an OREO property and higher loan discount accretion income on loans acquired through the Santa Lucia Bank merger in 2010. Net income applicable to common stock was $209 thousand this quarter as compared to $609 thousand for the same three month period in 2012.

Net interest income was $4.821 million, $671 thousand above third quarter, 2012 primarily due to higher interest and fees on loans which included higher discount accretion on loans acquired in the Santa Lucia Bank merger. Non-interest income this quarter was $1.378 million lower than third quarter, 2012 primarily due to the loss realized on the sale of securities.

Non-interest expenses declined $165 thousand in the quarter due to reductions in various expense categories including professional fees, other real estate related costs, insurance, and other expenses as operating costs continue to be reduced.

The credit quality and performance of the loan portfolio have improved significantly over the last year contributing to lower provision for loan losses in 2013 as compared to 2012. At the same time, the loan portfolio increased 17% or $38.9 million above September, 2012. Consequently, in third quarter the Company recorded a provision for loan loss of $210 thousand, $15 thousand less than the same quarter of 2012. In addition, expenses associated with other real estate owned declined by $103 thousand, as the balance of other real estate owned declined $602 thousand since September 30, 2012.

In first nine months of 2013 return on average assets (annualized) was 0.53% and return on average equity (annualized) was 6.23%, as compared to the same nine-month period in 2012 where return on average assets was 0.13% and return on average equity was 1.82%.

For the first nine months of 2013, net income was $1.751 million, an increase of $1.300 million over the comparable period of 2012. Reductions in non-interest expenses ($1.632 million, including $616 thousand less one-time costs related to the Santa Lucia Bank acquisition), lower provision for loan losses ($365 thousand) and higher net interest income ($70 thousand) were the primary contributors to the improved performance for the first nine months of 2013. These favorable variances were partially offset by lower non-interest income ($725 thousand) primarily due to losses on the sale of securities.

Income Summary

Net Interest Income

Net interest income is the largest source of the Bank’s operating income. For the three-month period ended September 30, 2013, net interest income was $4.821 million, representing an increase of $671 thousand from the third quarter of 2012. For the nine months ended September 30, 2013, net interest income was $13.520 million, up $70 thousand from the comparable period in 2012. These increases in net interest income in 2013 were primarily due to higher loan discount accretion income, as discounted loans acquired through the Santa Lucia Bank merger either paid-off or were sold and by loan growth in the third quarter of 2013.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.00% for the three-month period ended September 30, 2013, an increase of 0.02% from the third quarter of 2012. Loan discount accretion accounted for 0.51% of the 4.00% net interest margin in the third quarter of 2013 and 0.59% of the 3.98% net interest margin in 2012’s third quarter.

For the nine months ended September 30, 2013, net interest margin was 4.45%, an increase of 0.18% from the same period in 2012. Loan discount accretion accounted for 0.98% of the 4.45% net interest margin in the first nine months of 2013 and 0.81% of the 4.27% net interest margin in the first nine months of 2012.

The tables that follow provide the relative impact of changes in average balance sheet information, interest earned and paid, average yields/rates and net interest income and margin of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three-month and nine-month periods ended September 30, 2013 and 2012:

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Three Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$259,651	$4,528	5.73%*	$223,299	$3,738	6.64%*
Investment securities*	128,599	525	2.15%*	166,351	696	1.66%*
Other interest income	24,652	16	0.29%	24,076	18	0.29%
Total interest-earning assets / interest income	412,902	5,069	4.29%	413,726	4,452	4.27%
Non-interest-earning assets:
Allowance for loan losses	(4,216)			(3,949)
Cash and due from banks	4,714			6,887
Premises and equipment	15,666			16,080
Other assets	16,376			16,025
Total assets	$445,442			$448,769

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Transaction accounts	$26,336	$9	0.16%	$27,142	$10	0.15%
Savings and Money Market deposit accounts	129,056	55	0.19%	128,308	60	0.19%
Certificates of deposit	105,909	95	0.56%	115,881	150	0.51%
Total interest-bearing deposits	261,301	159	0.34%	271,331	220	0.32%
Federal Home Loan Bank advances	5,337	13	0.11%	2,495	1	0.23%
Juniior subordinated debt securities	5,671	76	5.65%	5,559	81	5.75%
Total borrowed funds	11,008	89	2.96%	8,054	82	4.04%
Total interest-bearing liabilities / interest expense	272,309	248	0.44%	279,385	302	0.43%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	133,026			124,080
Other liabilities	3,540			9,522
Total liabilities	408,875			412,987
Shareholders' equity	36,567			35,782
Total liabilities and shareholders' equity	$445,442			$448,769
Net interest-rate spread			3.85%			3.84%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.15%			0.14%
Net interest income / margin on earning assets		$4,821	4.00%**		$4,150	3.98%**

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Net loan accretion and fees (costs) included in loan interest income for the three-month periods ended September 30, 2013 and 2012, were $1.073 million and $490 thousand, respectively.

** Net interest income as a % of earning assets

Consolidated Net Interest Analysis
(Dollars in thousands)
	For the Nine Months Ended
	September 30, 2013			September 30, 2012
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest-earning assets:
Loans, net of unearned income*	$250,158	$12,456	6.66%*	$228,782	$12,389	7.23%*
Investment securities*	135,800	1,761	1.73%*	151,103	2,035	1.80%*
Other interest income	19,974	39	0.26%	40,467	85	0.28%
Total interest-earning assets / interest income	405,932	14,256	4.70%	420,352	14,509	4.61%
Non-interest-earning assets:
Allowance for loan losses	(4,236)			(3,678)
Cash and due from banks	3,918			3,986
Premises and equipment	15,874			15,892
Other assets	16,434			16,642
Total assets	$437,922			$453,194

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand accounts	$28,918	$30	0.14%	$27,084	$32	0.16%
Savings and Money Market deposit accounts	129,111	168	0.17%	128,817	180	0.19%
Certificates of deposit	101,862	291	0.38%	128,694	601	0.62%
Total interest-bearing deposits	259,891	489	0.25%	284,595	813	0.38%
Other short-term borrowings	-	-	1.00%	4	-	1.09%
Federal Home Loan Bank advances	2,772	18	0.85%	1,343	3	0.24%
Junior subordinated debt securities	5,644	229	5.43%	5,531	243	5.87%
Total borrowed funds	8,416	247	3.92%	6,878	246	4.77%
Total interest-bearing liabilities / interest expense	268,307	736	0.37%	291,473	1,059	0.49%
Non-interest-bearing liabilities:
Non-interest-bearing deposits	128,202			116,772
Other liabilities	3,951			11,807
Total liabilities	400,460			420,052
Shareholders' equity	37,462			33,142
Total liabilities and shareholders' equity	$437,922			$453,194
Net interest-rate spread			4.33%			4.12%
Impact of non-interest-bearing sources and other changes in balance sheet composition			0.12%			0.15%
Net interest income / margin on earning assets		$13,520	4.45%**		$13,450	4.27%**

*No taxable-equivalent adjustment has been made on municipal securities and loans because no tax benefits are currently being recognized by the Company. Loan accretion and loan fees (net of loan origination costs) included in loan interest income for the nine-month periods ended September 30, 2013 and 2012, were $2.655 million and $2.158 million, respectively.

** Net interest income as a % of earning assets

Excluding the merger-related discount accretion from the above tables, the average rates for the three-month and nine-month periods of 2013 and 2012 would have been as follows:

	Excluding Merger-Related Discount Accretion
	For the Periods Ended September 30
	Three Months		Nine Months
	2013	2012	2013	2012
Loans, net of unearned income	5.05%	5.44%	5.00%	5.62%
Total interest-earning assets	3.72%	3.67%	3.71%	3.79%
Certificates of deposit	0.48%	0.63%	0.51%	0.73%
Total interest-bearing deposits	0.29%	0.37%	0.30%	0.43%
Junior subordinated debt securities	2.23%	2.53%	2.35%	2.57%
Total interest-bearing liabilities	0.37%	0.43%	0.37%	0.49%
Net interest margin on earning assets	3.49%	3.39%	3.47%	3.46%

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities, together with changes in the rates earned and paid by the Bank and the Company on those assets and liabilities, for the three-month and nine-month periods ended September 30, 2013 and 2012. Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Consolidated Rate / Volume Variance Analysis
(In thousands)	Three Months Ended September 30, 2013
	Compared to 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$629	$161	$790
Investment securities	(155)	(16)	(171)
Other interest income	1	(3)	(2)
Total increase (decrease) in interest income	475	142	617

Interest-bearing liabilities:
Transaction accounts	-	(1)	(1)
Savings deposits	-	(5)	(5)
Certificates of deposit	(13)	(42)	(55)
Total interest-bearing deposits	(13)	(48)	(61)

FHLB advances	4	8	12
Junior subordinated debt securities	1	(6)	(5)
Total borrowed funds	5	2	7
Total increase (decrease) in interest expense	(8)	(46)	(54)

Increase (decrease) in net interest income	$483	$188	$671

Consolidated Rate / Volume Variance Analysis
(In thousands)	Nine Months Ended September 30, 2013
	Compared to 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest-earning assets:
Loans, net of unearned income	$1,107	$(1,040)	$67
Investment securities	(200)	(74)	(274)
Other interest income	(40)	(6)	(46)
Total increase (decrease) in interest income	867	(1,120)	(253)

Interest-bearing liabilities:
Transaction accounts	2	(4)	(2)
Savings deposits	-	(12)	(12)
Certificates of deposit	(108)	(202)	(310)
Total interest-bearing deposits	(106)	(218)	(324)

FHLB advances	4	11	15
Junior subordinated debt securities	5	(19)	(14)
Total borrowed funds	9	(8)	1
Total decrease in interest expense	(97)	(226)	(323)

Increase (decrease) in net interest income	$964	$(894)	$70

Based on current economic forecasts, the Company anticipates that interest rates will likely remain at very low levels through 2013 and into 2014, with a bias toward increasing thereafter. The Bank’s balance sheet is positioned to be asset-sensitive, such that earnings are expected to benefit if or when interest rates begin to rise. However, minimum, or “floor” rates, have been implemented on approximately 73% or $93 million of the variable rate loan portfolio and many of the floor rates are higher than the loan rate would be without the floor, which has the effect of reducing asset sensitivity in a rising rate environment. The remaining 27% of variable rate loans will respond to rising rates more quickly. A potential risk to the net interest margin would be any additional loans that might be placed in non-accrual status in the coming months, any significant shortening of the duration of the security portfolio, and any possible decline in low cost deposit balances.

Provision for Loan Losses

The Bank recorded $210 thousand provision for loan losses in the third quarter, 2013 as compared to $225 thousand in the third quarter, 2012. Loan charge-offs totaled $67 thousand, with $22 thousand in recoveries for the third quarter 2013, as compared with $22 thousand of charge-offs and $116 thousand of recoveries for the same period in 2012. The ratio of allowance for loan losses to total loans was 1.61% at September 30, 2013, as compared with 1.73% as of December 31, 2012 and 1.76% at September 30, 2012.

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

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including gains and servicing fees from the sale of loans and gains or losses on sales of securities and other real estate owned. For the three-month period ended September 30, 2013, non-interest income was $(66) thousand, a decrease of $1.378 million from the same period in 2012, primarily due to losses on sales of investment securities. Management decided to sell certain securities at a loss in order to minimize the potential for further deterioration in the value of the securities portfolio, as interest rates are likely to rise in the future.

The following table shows the major components of and changes in non-interest income:

Non-Interest Income
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2013	2012	$	%	2013	2012	$	%
Service charges on deposit accounts	$292	$236	$56	24%	$849	$691	$158	23%
Gain on sale of SBA-guaranteed loans	351	-	351	nm	351	8	343	4288%
Net gains on disposition of other loans held for sale	-	685	(685)	-100%	609	711	(102)	-14%
Loan servicing fees, net of amortization	18	37	(19)	-51%	96	119	(23)	-19%
Gain on sale or call of available-for-sale securities	(1,521)	407	(1,928)	-474%	(1,347)	934	(2,281)	-244%
Net losses or writedowns of fixed assets or other real estate	599	(170)	769	nm	571	(458)	1,029	nm
Change in fair value of warrant liability	-	(11)	11	nm	-	68	(68)	-100%
Increase in cash surrender value of life insurance	54	57	(3)	-5%	162	172	(10)	-6%
Other income and fees	141	71	70	99%	398	169	229	136%
Total non-interest income	$(66)	$1,312	$(1,378)	-105%	$1,689	$2,414	$(725)	-30%

nm - not meaningful

For the nine months, non-interest income decreased by $725 thousand, from $2.414 million in 2012 to $1.689 million in the first nine months of 2013, due to losses taken on the sale of securities which were partially offset by gains realized on the sale of other real estate owned property, gains on the sale of SBA-guaranteed loans, and higher fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional fees, outside services, and other miscellaneous expenses necessary to conduct business. Non-interest expenses decreased by $165 thousand for the three months ended September 30, 2013 as compared to the third quarter of 2012. For the nine months, non-interest expenses decreased $1.632 million as compared to same period in 2012.

The following table shows the major components of non-interest expenses:

Non-Interest Expense
(In thousands)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	$ Amount		Change		$ Amount		Change
	2013	2012	$	%	2013	2012	$	%
Salaries and employee benefits	$2,267	$2,237	$30	1%	$7,000	$7,090	$(90)	-1%
Occupancy expenses	415	431	(16)	-4%	1,233	1,353	(120)	-9%
Furniture and equipment	207	162	45	28%	627	597	30	5%
Data processing	467	464	3	1%	1,295	1,805	(510)	-28%
Professional fees	199	265	(66)	-25%	534	1,000	(466)	-47%
Marketing and business development	101	96	5	5%	270	312	(42)	-13%
Office supplies and expenses	145	145	-	0%	446	537	(91)	-17%
Insurance and regulatory assessments	139	162	(23)	-14%	423	485	(62)	-13%
Loan and lease expenses	62	56	6	11%	275	246	29	12%
Other real estate expenses	(14)	89	(103)	-116%	(5)	238	(243)	-102%
Provision for unfunded loan commitments	25	25	-	0%	50	25	25	100%
Amortization of core deposit intangible asset	101	101	-	0%	303	303	-	0%
Other	198	244	(46)	-19%	652	744	(92)	-12%
Total non-interest expense	$4,312	$4,477	$(165)	-4%	$13,103	$14,735	$(1,632)	-11%

The decreases in non-interest expense in 2013 were principally due to $642 thousand lower severance, data processing and professional fees that were incurred in the first half of 2012 related to the Santa Lucia Bank acquisition that did not repeat in 2013. In addition, various other expenses were also less as the Company continued to identify opportunities for greater efficiency. Costs incurred related to other real estate owned also decreased as the balance of OREOs declined and write-downs were less.

Income Taxes

In the first nine months of 2013, despite pre-tax earnings of $1.796 million, the provision for income tax expense was offset by utilizing available tax loss carry-forwards originating from 2008 through 2011. The $45 thousand of income tax recorded in the first nine months of 2013 represents an accrual for alternative minimum tax related to utilization of those tax loss carry-forwards.

Total deferred tax assets as of September 30, 2013, are approximately $11,189,000 (including $8,377,000 of tax loss carry-forwards) and deferred tax liabilities total approximately $2,191,000. The Company continues to maintain a full valuation allowance against the net deferred tax asset of $8,998,000, as a result of the Company being in a cumulative loss position as of September 30, 2013. The valuation allowance was first established in 2010. The Company will continue to assess the likelihood of its ability to realize the deferred tax asset each quarter until such time that earnings evidence and projections demonstrate that it is more likely than not that the deferred tax asset can be fully utilized.

Balance Sheet Analysis

At September 30, 2013, consolidated assets totaled $441.2 million as compared with $435.2 million at December 31, 2012 and $443.3 million as of September 30, 2012. This represents an increase of $6.0 million over the past nine months. Total loans increased $32.3 million from year-end 2012 and increased $40.5 million or 17.1% from a year ago. Securities, cash and cash equivalents decreased $24.8 million from December 31, 2012 and decreased $41.1 million from September 30, 2012, due to the increase in the better yielding loan portfolio. Overall deposits increased $1.5 million from December 31, 2012 and declined $0.6 million from a year ago, mainly due to a decrease in the higher rate time and money market account deposits. The mix of deposits improved over third quarter, 2012 as non-interest bearing demand deposits increased 9.0% while higher cost time deposits and money market account balances declined 4.5%. Overall shareholders’ equity increased $1.074 million from year-end 2012 and increased $2.485 million over third quarter, 2012. Higher net income, as well as $3.0 million of additional common stock issued in the second quarter of 2013 provided additional capital to the company. Partly offsetting was the sharp increase in long-term interest rates in the second quarter of 2013 that drove the unrealized gain on the securities portfolio at December 31, 2012 into an unrealized loss position, negatively impacting shareholders’ equity. See also the Capital section of this report.

The following table below set forth quarterly balance sheet changes over the past five quarters:

Balance Sheet Growth
(dollars in thousands)	Increase(Decrease) From Previous Quarter End
	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
	$	%	$	%	$	%	$	%	$	%
Total Assets	$(5,726)	-1.3%	$13,293	3.1%	$(1,544)	-0.4%	$(8,110)	-1.8%	$(15,659)	-3.4%
Earning Assets	(4,157)	-1.0%	12,056	3.0%	(570)	-0.1%	(3,873)	-1.0%	(20,495)	-4.8%
Loans	26,706	10.6%	5,349	2.2%	201	0.1%	8,263	3.5%	13,395	6.0%
Deposits	(8,863)	-2.2%	11,328	2.9%	(921)	-0.2%	(2,140)	-0.5%	(19,237)	-4.7%
Borrowings	3,000	100.0%	3,000	-	-	-	(3,800)	-100.0%	3,800	-
Shareholders' Equity	1,331	3.6%	(569)	-1.5%	312	0.8%	1,411	3.9%	963	2.8%

Loans

The following table shows the composition of our loan portfolio by type of loan (including loans held for sale) and the changes in their balances. The loan portfolio has grown by $28.7 million since December 2012, and by $38.9 million since a year ago. In third quarter, 2013 Mission Community Bank sourced $46.6 million of new loan commitments of which $9.8 million were purchase participations through Carpenter Community BancFund affiliated banks and $10.4 million of the new loans were acquired in a multifamily pool of performing loans from a third party. The increased loan portfolio volume in 2013 has improved loan portfolio diversification, as the concentration of commercial real estate loans is less, while residential real estate, farmland, commercial and industrial loans, multifamily and consumer loans all increased as a percentage of the total loan portfolio as observed in the chart below.

Agricultural production loans have the greatest seasonality, with the summer months normally being a low point in the cycle and winter months being the high point.

Loan Composition
(Dollars in thousands)
	September 30, 2013		December 31, 2012		September 30, 2012
Type of Loan	Amount	Percentage	Amount	Percentage	Amount	Percentage
Construction and land development	$12,915	4.6%	$11,995	4.9%	$11,695	4.9%
Commercial real estate - owner-occupied	72,425	26.1%	72,036	29.4%	69,410	29.3%
Commercial real estate - non-owner-occupied	69,080	24.9%	69,145	28.2%	75,020	31.7%
Residential real estate	42,227	15.2%	31,501	12.8%	32,120	13.6%
Farnland and all other real estate loans	19,775	7.1%	8,299	3.4%	7,764	3.3%
Commercial and industrial loans	38,996	14.1%	33,580	13.7%	32,826	13.8%
Agricultural loans	11,638	4.2%	14,252	5.8%	3,369	1.4%
Municipal loans	2,293	0.8%	2,347	1.0%	2,352	1.0%
Leases, net of unearned income	793	0.3%	1,057	0.4%	1,277	0.5%
Consumer loans	7,403	2.7%	1,077	0.4%	1,194	0.5%
Total loans	$277,545	100.0%	$245,289	100.0%	$237,027	100.0%

Asset Quality

Non-accrual loans (including loans held for sale) totaled $8.7 million at September 30, 2013 down from $10.2 million at December 31, 2012 and higher than September 30, 2012’s balance of $7.5 million.

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

The following table provides information about the Company’s non-performing loans, including quality ratios as of September 30, 2013, December 31, 2012, and September 30, 2012:

Non-Performing Assets*
(in thousands)	September 30	December 31	September 30
	2013	2012	2012
Loans in nonaccrual status:
Nonaccrual loans held for investment	$8,131	$9,068	$5,941
Nonaccrual loans held for sale**	612	1,142	1,580
Loans past due 90 days or more and accruing	-	-	127
Restructured loans in accruing status	702	722	711
Total nonperforming loans	9,445	10,932	8,359
Foreclosed real estate	536	493	1,113
Total nonperforming assets	$9,981	$11,425	$9,472

Real estate held by parent company	325	325	350
Total nonperforming loans and other real estate owned	$10,306	$11,750	$9,822

Allowance for loan and lease losses allocated to impaired loans	$645	$1,231	$504
Allowance for loan and lease losses allocated to loans held for sale**	-	-	-
Allowance for loan and lease losses allocated to all other loans	3,752	3,011	3,596
Total allowance for loan and lease losses	$4,397	$4,242	$4,100

Asset quality ratios:
Non-performing assets to total assets	2.26%	2.63%	2.14%
Excluding loans held for sale**	2.15%	2.37%	1.79%

Non-performing loans to total loans	3.40%	4.46%	3.53%
Excluding loans held for sale**	3.24%	4.02%	2.90%

Allowance for loan and lease losses to total loans	1.58%	1.73%	1.73%
Excluding loans held for sale**	1.61%	1.74%	1.76%

Allowance for loan and lease losses to total non-performing loans	47%	39%	49%
Excluding non-performing loans held for sale**	50%	43%	60%

* Table combines bank and non-bank subsidiaries.
** Loans held for sale consists of all loans held at Mission Asset Management, Inc. and SBA-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

The level of non-performing loans continues to be high by historical standards, due to the significant downturn in the economy and subsequent reduction in real estate collateral values that occurred over the past few years. Of the $8.7 million in non-accrual loan balances at September 30, 2013, 60% of these loans were current with their payments. The $9.4 million of non-performing loans as of September 30, 2013, includes $919 thousand of SBA-guaranteed loans, which are supported by $632 thousand of SBA loan guarantees. The remaining $8.5 million of non-performing loans are loans which management has determined to be impaired. A determination of impairment is one of expected payment nonperformance, but not necessarily probability of loss. Based on a loan-by-loan analysis of collateral values or the present value of estimated cash flows, the extent of the impairment of those impaired loans in excess of amounts already charged off is estimated to be $645 thousand and has been provided in the allowance for loan and lease losses.

Nonperforming assets (which are comprised of nonperforming loans and foreclosed real estate) at September 30, 2013 were $10.0 million, down $1.4 million from December 31, 2012, and up $509 thousand from September 30, 2012.

Potential Problem Loans

At September 30, 2013, the Company had approximately $3.4 million of loans that were not categorized as non-performing but for which known information about the borrower’s financial condition caused management to have concern about the ability of the borrower to comply with the repayment terms of the loan.

Potential problem loans were identified through the ongoing loan review process and are subject to continuing management attention. Management has provided in the allowance for loan and lease losses for potential losses related to these loans, based on an evaluation of current market conditions, loan collateral, other secondary sources of repayment and cash flow generation.

While credit quality as of September 30, 2013, as measured by loan delinquencies and by the Company’s internal asset quality rating system, is stable and well managed, there can be no assurances that continuing economic weakness will not lead to new problem loans in future periods. A further decline in economic conditions in the Company’s market area or other factors could adversely impact individual borrowers or the loan portfolio in general. The Company has well defined underwriting standards and expects to continue with prompt collection efforts, but economic uncertainties or changes may cause one or more borrowers to experience problems in the coming months.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) at September 30, 2013 totaled $4.397 million, an increase of $155 thousand from December 31, 2012 and $297 thousand higher than third quarter 2012. The ratio of ALLL to total loans at September 30, 2013 was 1.61%, as compared with 1.73% at December 31, 2012 and 1.76% at September 30, 2012. At September 30, 2013 and 2012, the ratio of ALLL to total non-performing loans was 50% and 60%, respectively. Both the ALLL to total loan ratio and the ALLL to total non-performing loans ratio are affected by the purchase discount taken on loans acquired during the acquisition of Santa Lucia Bank in October, 2011. If the credit-related portion of the purchase discount on such loans were included in the ALLL, the ALLL to total loans ratio would be 2.71% and the ALLL to total non-performing loans would be 76% at September 30, 2013.

The following table provides an analysis of the changes in the ALLL for the three-month and nine-month periods ended September 30, 2013 and 2012:

Allowance for Loan and Lease Losses
(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$4,232	$3,781	$4,242	$3,326
Provision for loan losses	210	225	310	675
Loans charged off	(67)	(22)	(261)	(144)
Recoveries of previous charge-offs	22	116	106	243
Net (charge-offs) recoveries	(45)	94	(155)	99
Balance at end of period	$4,397	$4,100	$4,397	$4,100

Allowance for loan losses as a percentage of:
Period end loans, including loan held for sale	1.58%	1.73%	1.58%	1.73%
Period end loans, excluding loans held for sale*	1.61%	1.76%	1.61%	1.76%
Total non-performing loans, including loans held for sale	47%	49%	47%	49%
Non-performing loans, excluding loans held for sale*	50%	60%	50%	60%
As a percentage of average loans (annualized):
Net charge-offs (recoveries)	0.07%	-0.17%	0.08%	-0.06%
Provision for loan losses	0.32%	0.40%	0.17%	0.39%

Total loans, including loans held for sale	$277,545	$237,027	$277,545	$237,027
Loans excluding loans held for sale	272,432	233,537	272,432	233,537

* Loans held for sale consists of all loans held at Mission Asset Management, Inc. and Government-guaranteed loans held for sale at Mission Community Bank. Loans held for sale are carried at fair value.

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

Based on its quarterly review, management believes that the allowance for loan losses at September 30, 2013, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the allowance cannot be determined with precision and could be susceptible to significant change in future periods.

In addition, management has established a reserve for undisbursed loan commitments. As of September 30, 2013, this reserve totaled $456 thousand as compared to $406 thousand as of December 31, 2012 and $406 thousand on September 30, 2012. The reserve for undisbursed loan commitments is included in other liabilities in the consolidated balance sheet and changes to this reserve are recorded as adjustments to non-interest expenses.

Investments

All but one of the securities in the Bank’s investment portfolio are considered to be investment grade. The one security below investment grade has been fully reserved for. The portfolio consists of a mixture of fixed-rate US agency securities (17%), fixed-rate mortgage-backed securities (21%), floating-rate mortgage-backed securities (27%), fixed-rate tax-exempt municipal securities (14%), and other fixed-rate securities (16%) and floating-rate securities (5%).   The weighted average life of the portfolio, based on projected prepayment speeds, is 5.0 years with an approximate effective duration of 3.9 years.

During the second quarter of 2013 the aggregate fair value of the Bank’s investment portfolio shifted from a net unrealized gain to a net unrealized loss, due to a sharp increase in intermediate- to long-term market interest rates, rather than any change in credit quality. That unrealized loss position remained, although at a reduced level, as of September 30, 2013. As stated in Note 3 to the consolidated financial statements, the Bank does not believe the securities that are in an unrealized loss position as of September 30, 2013, are other than temporarily impaired.

Deposits

Deposits are the primary source of funding for lending and investing needs. Total deposits were $388.8 million as of September 30, 2013 as compared with $387.3 million at December 31, 2012 and $389.4 million at September 30, 2012. As noted earlier, the mix of deposits improved over third quarter, 2012 as non-interest bearing demand deposits increased 9.0% while the higher cost time deposits and money market account balances declined by 4.5% over the past one year.

The Bank generally prices interest-bearing deposits competitively based on periodic interest rate surveys in the local market and based on the Bank’s own balance sheet needs. Deposit rates are adjusted as needed using a deposit pricing model that considers the type of product, competition, interest rate yield curve, depth of customer relationship, the Bank’s cost of funds, liquidity profile and other asset and liability considerations. The Net Interest Analysis and Rate/Volume Analysis provided earlier in this Discussion contain information regarding the average rates paid on deposits for the first nine months of 2012 and 2013.

The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) as well as the Insured Cash Sweep (“ICS”) programs. These programs provide customers the ability to deposit their money into CDARS certificates of deposit and/or ICS money market accounts in excess of $250,000, which is the FDIC insurable deposit limit, yet retains FDIC insurance over the total deposit. In order to obtain this level of insurance, the CDARS and ICS programs act as clearinghouses among banks, splitting the deposit and then matching them with other banks in the CDARS and ICS network of approximately 3,000 banks in increments of less than $250,000 per depositor, thereby qualifying for full FDIC insurance and keeping the total deposit with our bank. The CDARS and ICS programs are attractive to large depositors who are more interested in their deposits being fully insured by the FDIC than they are in seeking higher interest rates. As of September 30, 2013, the Bank had issued $18.3 million of certificates of deposit to local customers through the CDARS program and $2.0 million through the ICS program.

Borrowings

In addition to the Company’s junior subordinated debt securities, the Bank has a secured borrowing facility through the FHLB. The Bank had $6.0 million outstanding borrowings from the FHLB as of September 30, 2013, none as of December 31, 2012, and $3.8 million as of September 30, 2012.

Capital

Total shareholders’ equity has increased by $1.074 million from December 31, 2012, and increased by $2.485 million from September 30, 2012. The increase from year-end 2012 was due to the addition of net income attributable to common stock of $1.646 million, as well as $3.0 million of additional common stock issued in the second quarter of 2013 that provided additional capital to the company. Partly offsetting the above was the sharp increase in long-term interest rates in the second quarter of 2013 that drove the unrealized gain of $1.8 million on the securities portfolio at December 31, 2012 into an unrealized loss position of $1.9 million at September 30, 2013. As mentioned above, the Bank does not believe the securities that are in an unrealized loss position as of September 30, 2013, are other than temporarily impaired.

The following table sets forth the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2013, December 31, 2012, and September 30, 2012:

Mission Community Bank
Capital Ratios
(dollars in thousands)			Amount of Capital Required To Be
	Actual		Well-Capitalized
	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total Capital (to Risk-Weighted Assets)	$42,303	12.90%	$32,787	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$38,195	11.65%	$19,672	6.0%
Tier 1 Capital (to Average Assets)	$38,195	8.66%	$22,056	5.0%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$40,544	13.65%	$29,703	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$36,820	12.40%	$17,822	6.0%
Tier 1 Capital (to Average Assets)	$36,820	8.61%	$21,391	5.0%

As of September 30, 2012:
Total Capital (to Risk-Weighted Assets)	$39,809	13.74%	$28,963	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$36,178	12.49%	$17,378	6.0%
Tier 1 Capital (to Average Assets)	$36,178	8.23%	$21,976	5.0%

The Company is not subject to similar regulatory capital requirements because its consolidated assets do not exceed $500 million, the minimum asset size criteria for bank holding companies subject to those requirements. However, regulatory capital amounts and ratios for the Company (consolidated) are as follows:

Mission Community Bancorp
Regulatory Capital Ratios	September 30, 2013		December 31, 2012		September 30, 2012
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to Risk-Weighted Assets)	$47,334	14.35%	$43,802	14.62%	$44,506	15.10%
Tier 1 Capital (to Risk-Weighted Assets)	$43,210	13.10%	$40,057	13.37%	$40,822	13.85%
Tier 1 Capital (to Average Assets)	$43,210	9.92%	$40,057	9.30%	$40,822	9.16%

Liquidity

The Bank’s liquidity, which primarily represents the ability to meet fluctuations in deposit levels and provide for customers’ credit needs, is managed through various funding strategies that reflect the maturity structures of the sources of funds and the assets being funded. The Bank’s liquidity is further augmented by payments of principal and interest on loans and increases in short-term liabilities such as demand deposits and short-term certificates of deposit. Cash and cash equivalents (such as federal funds sold) are the primary means for providing immediate liquidity. Borrowings from established lines of credit with the FHLB and other banks are additional sources of readily available liquidity. The Company had $22.4 million in cash and cash equivalents as of September 30, 2013, as compared with $25.6 million as of December 31, 2012.

In order to manage the Bank’s liquidity requirements, the Bank strives to maintain an appropriate ratio of loans to deposits and to maintain sufficient off-balance-sheet sources of liquidity which may be drawn upon when or if needed. As of September 30, 2013 the Company’s loan-to-deposit ratio was 71%, an increase from the 63% ratio as of December 31, 2012. A low loan-to-deposit ratio indicates that the Bank has sufficient liquidity in place to meet potential needs for loan funding and/or deposit withdrawals. The Bank’s sources of funding ratio, which measures available off-balance-sheet sources of funds as a percentage of total on-balance-sheet assets, was 47.3% as of September 30, 2013, as compared with 46.2% as of December 31, 2012.

One of the off-balance-sheet sources of funds is potential borrowing capacity through the FHLB. FHLB borrowings are collateralized by loans and/or investments and can be structured over various terms ranging from overnight to ten years. As of September 30, 2013, the Bank had borrowed $3.0 million from the FHLB for a 5-year term at a fixed interest rate of 1.03%, and another $3.0 million for a 3-year term at a fixed rate of 0.85%. Interest rates and terms for FHLB borrowings are generally more favorable than the rates for similar term brokered certificates of deposit or for federal funds purchased. The Bank has the potential (on a secured basis) to borrow from the FHLB up to approximately 25 percent of its total assets. Based on this limitation and loans and securities pledged as of September 30, 2013, up to $102.8 million could be borrowed from the FHLB if needed. FHLB borrowings may be used from time to time when needed as part of the Bank’s normal liquidity management to fund asset growth on a cost-effective basis. The Bank has adequate loans and securities to pledge as collateral should it need additional liquidity that cannot be funded by deposits.

The Bank also has the ability to access the Federal Reserve Board’s “Discount Window” to the extent that collateral is delivered to them and can also draw on correspondent bank lines of credit.

Off-Balance-Sheet Arrangements

In the normal course of business, the Company enters into financial commitments to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated balance sheets.

As of the dates indicated, the Company had the following outstanding financial commitments whose contractual amount represents credit risk:

Loan Commitments
(in thousands)	September 30,	December 31,	September 30,
	2013	2012	2012
Commitments to Extend Credit	$55,987	$41,155	$41,334
Standby Letters of Credit	2,005	2,365	3,179
	$57,992	$43,520	$44,513

The Company’s exposure to credit loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. Management has established a reserve for undisbursed loan commitments that at September 30, 2013 totaled $456 thousand ($406 thousand as of December 31, 2012 and September 30, 2012), which is included in other liabilities in the consolidated balance sheet.

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

The Company’s growth and earnings performance is influenced by the local economies it serves. As we enter fourth quarter, 2013 overall economic activity and employment in California have shown considerable improvement over the past year, as strong growth in the technology sector has been joined by gains in tourism and entertainment and a rebound in home sales and residential construction.

California’s non-farm employment has risen 1.8% over the past year, and private sector payrolls have increased 2%. The State’s unemployment rate fell to 8.5% in June and has considerably closed its gap relative to the nation. Home prices have rebounded solidly and new home construction is increasing. The recent pull back in longer term interest rates at the start of fourth quarter, decline in fuel costs and what appears to be the continuation of quantitative easing likely into 2014 are supportive of continued economic progress into the new year.

Locally, the labor market in San Luis Obispo County soared to new highs during 2013. Non-farm payrolls grew 4.1% from July 2012 to July 2013 with the addition of approximately 4,500 jobs and outpacing every other major metropolitan area in the state. Currently, total non-farm payrolls in San Luis Obispo County stand at 106,700 jobs, representing about 1,600 more jobs than the prerecession peak in April 2007.

The local industries that have continued to drive employment include logistics, construction and tourism, while public sector employment has remained weak on what otherwise is robust private-sector growth. Growth in leisure and hospitality payrolls is expected to continue as new hotels are built in the area and established hotels expand and upgrade. Hotel occupancy and room rates are up at the region’s existing hotels, which areis helping to support the county’s restaurants, wine industry, and beach front economies.

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

Under the supervision of our management, including our principal executive officer and principal financial officer, the Company conducted, as of September 30, 2013, an assessment of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and the principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index:

Exhibit #
2.1	Plan of Reorganization and Agreement of Merger dated as of October 4, 2000 (A)
2.2	Agreement and Plan of Merger, dated as of October 21, 2013, by and between Heritage Oaks Bancorp and the Registrant (GG)
3.1	Restated Articles of Incorporation (B)
3.2	Certificate of Amendment to Articles of Incorporation (C)
3.3	Certificate of Amendment to Articles of Incorporation (D)
3.4	Amended and Restated Bylaws (E)
4.1	Certificate of Determination for Series A Non-Voting Preferred Stock (F)
4.2	Certificate of Determination for Series B Non-Voting Preferred Stock (F)
4.3	Certificate of Determination for Series C Non-Voting Preferred Stock (G)
4.4	Indenture dated as of October 14, 2003 by and between Registrant and Wells Fargo Bank, National Association, as trustee (H)
4.5	Declaration of Trust of Mission Community Capital Trust I dated October 10, 2003 (H)
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

10.15	Side Letter Agreement dated January 9, 2009 amendment the Stock Purchase Agreement between Mission Community Bancorp and the Department of the Treasury (V)
10.16	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding maintenance of two open seats on the Board of Directors (V)
10.17	Side Letter Agreement dated January 9, 2009 between Mission Community Bancorp and The Department of the Treasury regarding CDFI status (V)
10.18	Securities Purchase Agreement dated December 22, 2009 between the Company and Carpenter Fund Manager GP, LLC (“Securities Purchase Agreement”) (W)
10.19	Amendment No. 1 to Securities Purchase Agreement dated March 17, 2010 (X)
10.20	Amendment No. 2 to Employment Agreement of Brooks Wise dated March 22, 2010 (Y)

10.21	Amendment No. 2 to Securities Purchase Agreement dated March 17, 2010 (Z)
10.22	Employment Agreement dated July 1, 2010 between James W. Lokey and Mission Community Bancorp (AA)
10.23	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Robert J. Stevens (BB)
10.24	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Thomas J. Tolda (BB)
10.25	Employment Agreement dated December 18, 2012 between Mission Community Bancorp, Mission Community Bank and Tom L. Dobyns (BB)
10.28	Agreement and Plan of Merger dated as of June 24, 2011 by and among Carpenter Fund Manager GP, LLC; Mission Community Bancorp; Mission Community Bank; Santa Lucia Bancorp and Santa Lucia Bank (CC)
10.29	2011 Equity Incentive Plan (DD)
10.30	Form of Indemnification Agreement dated June 25, 2013 between Mission Community Bancorp and each of its Directors (FF)
10.31	Letter Agreement between Mission Community Bancorp and James W. Lokey dated October 21, 2013, re continued employment (GG)
14	Code of Ethics (EE)
31.1	Certification of CEO pursuant to Section 302 of Sarbanes Oxley Act
31.2	Certification of CFO pursuant to Section 302 of Sarbanes Oxley Act
32.1	Certification of CEO pursuant to Section 906 of Sarbanes Oxley Act
32.2	Certification of CFO pursuant to Section 906 of Sarbanes Oxley Act
101	Interactive Data Files

(A)	Included in the Company’s Form 8-K filed on December 18, 2000, and incorporated by reference herein.
(B)	Included in the Company’s Form 10-QSB filed on August 14, 2006, and incorporated by reference herein.
(C)	Included in the Company’s Pre-Effective Amendment No. 1 to the Form SB-2 Registration Statement filed on July 24, 2007, and incorporated by reference herein.
(D)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(E)	Included in the Company's Form 8-K filed on March 29, 2012, and incorporated herein by reference.
(F)	Included in the Company’s Form 10-KSB filed on April 2, 2001, and incorporated by reference herein.
(G)	Included in the Company’s Form 10-QSB filed November 12, 2002, and incorporated by reference herein.
(H)	Included in the Company’s Form 8-K filed on October 21, 2003, incorporated by reference herein.
(I)	Included in the Company’s Form S-1 Registration Statement filed on August 31, 2010, and incorporated by reference herein.
(J)	Included in Amendment No. 1 to the Company's Form S-1 Registration Statement filed on October 1, 2010, and incorporated by reference herein.
(K)	Included in the Company's Form 8-K filed on September 7, 2012 and incorporated herein by reference.
(L)	Included in the Company’s Form 8-K filed on March 26, 2012, and incorporated by reference herein.
(M)	Included in the Company’s Form 8-K filed on October 3, 2012, and incorporated herein by reference .
(N)	Included in the Company's Form 8-K filed on October 27, 2012, and incorporated by reference herein.
(O)	Included in the Company’s Form 10-QSB filed on August 10, 2004, and incorporated by reference herein.
(P)	Included in the Company’s Form 8-K filed on June 13, 2007, and incorporated by reference herein.
(Q)	Included in the Company’s Form SB-2 Registration Statement filed on June 13, 2007, and incorporated by reference herein.
(R)	Included in the Company’s Form 8-K filed on October 23, 2007, and incorporated by reference herein.
(S)	Included in the Company’s Form 10-KSB filed on March 28, 2008, and incorporated by reference herein.
(T)	Included in the Company’s Form 10-Q filed on May 15, 2008, and incorporated by reference herein.
(U)	Included in the Company’s Form 8-K filed on December 30, 2008, and incorporated by reference herein.
(V)	Included in the Company’s Form 8-K filed January 14, 2009, and incorporated by reference herein.
(W)	Included in the Company’s Form 8-K filed on December 24, 2009, and incorporated by reference herein.
(X)	Included in the Company’s From 8-K filed on March 22, 2010, and incorporated by reference herein.
(Y)	Included in the Company’s Form 8-K filed on March 26, 2010, and incorporated by reference herein.
(Z)	Included in the Company’s Form 8-K filed on June 1, 2010, and incorporated by reference herein.
(AA)	Included in the Company’s Form 8-K filed on August 2, 2010, and incorporated by reference herein.
(BB)	Included in the Company's Form 8-K filed on December 21, 2012, and incorporated herein by reference.
(CC)	Included in Form 8-K filed on June 27, 2011, and incorporated by reference herein.
(DD)	Included in the Company’s Form 8-K filed on September 30, 2011 and incorporated by reference herein.
(EE)	Included in the Company's Form 10-K filed on March 31, 2011, and incorporated herein by reference.
(FF)	Included in the Company’s Form 8-K filed on June 27, 2013, and incorporated herein by reference.
(GG)	Included in the Company’s Form 8-K filed on October 22, 2013, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION COMMUNITY BANCORP

By:	/s/ JAMES W. LOKEY

JAMES W. LOKEY

Chairman and Chief Executive Officer

Dated: November 4, 2013

By:	/s/ THOMAS J. TOLDA

THOMAS J. TOLDA

Executive Vice President and Chief Financial Officer

Dated: November 4, 2013